Form 10-Q
period 1995-03-31
VECTOR AEROMOTIVE CORP
filed 1995-05-15
CIK 830664

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended                      Commission file number
         March 31, 1995                                000-17303

                        VECTOR AEROMOTIVE CORPORATION
            (Exact name of registrant as specified in its charter)

         NEVADA                                          33-025-4334
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

                            7601 CENTURION PARKWAY
                         JACKSONVILLE, FLORIDA  32256
                   (Address of principal executive offices)

                               (904) 645-0505
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Common Stock, $.01 par value per share; 42,379,699 shares
                        outstanding as of May 12, 1995

                               TABLE OF CONTENTS


                                                                                         PAGE

                                       PART I
Item 1.  Financial Statements                                                             1

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operation                                            8


                                      PART II

Item 4.  Submission of Matters to a Vote of Security Holders                              9

Item 5.  Other Information                                                                9

Item 6.  Exhibits and Reports on Form 8-K                                                10


                         Vector Aeromotive Corporation
                            Condensed Balance Sheets
                                  (Unaudited)


                                                        March 31,        December 31,
                                                          1995              1994
                                                      -----------       -------------
                        Assets
- --------------------------------------------------
Current assets:
  Cash and cash equivalents                           $ 4,080,966       $     7,809
  Inventories                                             466,347           286,347
  Prepaid expenses                                         60,913            12,789
  Accounts receivable                                      15,388            50,000
  Other receivable                                         10,281           232,804
                                                      -----------       -----------
   Total current assets                                 4,633,895           589,749

Property and equipment                                    650,132           567,861
Other assets                                              137,180           137,180
                                                      -----------       -----------
                                                      $ 5,421,207       $ 1,294,790
                                                      ===========       ===========

         Liabilities and Stockholders' Equity
- ---------------------------------------------------
Current liabilities:
  Accounts payable                                    $   432,206       $   528,170
  Accrued expenses                                         99,619           114,886
  Interest payable                                         47,207            47,207
  Note payable to related party                           178,200           178,200
  Customer deposits                                        30,000            65,000
                                                      -----------       -----------
   Total current liabilities                              787,232           933,463
                                                      -----------       -----------
Contingencies (Note 6)
                                                      -----------       -----------
    Total liabilities                                     787,232           933,463
Stockholders' Equity
 Common stock, par value $.01 per share,                  423,796           240,463
   600,000,000 shares authorized; issued and
   outstanding: 42,379,699 in 1995 and 24,046,366
   in 1994
 Capital in excess of par value                        31,630,004        26,211,740
  Accumulated deficit                                 (27,419,825)      (26,090,876)
                                                      -----------       -----------
   Total stockholders' equity                           4,633,975           361,327
                                                      -----------       -----------
                                                      $ 5,421,207       $ 1,294,790
                                                      ===========       ===========



      See accompanying notes to unaudited condensed financial statements.

                         Vector Aeromotive Corporation
                       Condensed Statements of Operations
                                  (Unaudited)


                                                      Three Months      Three Months
                                                         Ended             Ended
                                                     March 31, 1995    March 31, 1994
                                                     --------------    --------------
Sales                                                      -                 -
Cost of sales                                              -                 -
  Gross profit                                             -                 -

Costs and expenses
  Salaries and wages                                  $   111,658       $    94,676
  Rental expense                                           36,659            83,654
  Utilities                                                   845             8,550
  Research and development                                785,181            83,169
  Depreciation and amortization                            29,590            30,762
  Advertising and promotion                                 3,153            42,432
  Professional fees                                       194,277           315,605
  General and administrative                              248,333           393,530
                                                      -----------       -----------
   Total costs and expenses                             1,409,696         1,052,378

                                                      -----------       -----------
Operating loss                                         (1,409,696)       (1,052,378)
Other income (expense)
  Interest and other income                                80,747            34,767
  Other expense                                                 0           (14,397)

                                                      -----------       -----------
Net loss                                              ($1,328,949)      ($1,032,008)
                                                      ===========       ===========
Net loss per share                                         ($0.03)           ($0.05)
                                                      ===========       ===========
Weighted average common shares
  outstanding                                          39,324,144        24,526,629
                                                      ===========       ===========


      See accompanying notes to unaudited condensed financial statements.

                         Vector Aeromotive Corporation
                  Condensed Statement of Shareholders' Equity
                                  (Unaudited)

                                              Common Stock
                                      ----------------------------       Capital in Excess     Accumulated
                                         Shares             Amount          of Par Value         Deficit             Total
                                      -------------------------------------------------------------------------------------
Balance, December 31, 1994             24,046,366         $240,463        $26,211,740        ($26,090,876)       $  361,327

Issuance of shares for cash            18,333,333          183,333          5,316,667                             5,500,000

Issuance of option to purchase
 common stock                                                                 500,000                               500,000

Stock offering costs                                                         (398,403)                             (398,403)

Net loss                                                                                       (1,328,949)       (1,328,949)
                                       ------------------------------------------------------------------------------------
Balance, March 31, 1995                42,379,699         $423,796        $31,630,004        ($27,419,825)       $4,633,975
                                       ====================================================================================






      See accompanying notes to unaudited condensed financial statements.
                                       3

                        Vector Aeromotive Corporation
                      Condensed Statements of Cash Flows
                                 (Unaudited)

                                                             Three Months      Three Months
                                                                 Ended             Ended
                                                             March 31, 1995    March 31, 1994
                                                             --------------    --------------

Cash flows from operating activities:
  Net loss                                                    ($1,328,949)      ($1,032,008)
  Adjustments to reconcile net loss to net cash
   used in operating activities
   Depreciation and amortization                                   29,590            54,611
  Increase (decrease) from changes in
   Inventories                                                   (180,000)
   Other receivable                                               222,523
   Prepaid expenses and other assets                              (13,512)         (114,234)
   Accounts payable                                               (95,964)         (113,315)
   Accrued expenses                                               (15,267)         (360,980)
   Customer deposits                                              (35,000)
                                                              -----------       -----------
Net cash from operating activities                             (1,416,579)       (1,565,926)

Cash flows used in investing activities:
  Acquisition of property and equipment                          (111,861)         (134,672)
                                                              -----------       -----------
Net cash used in investing activities                            (111,861)         (134,672)

Cash flows from financing activities:
  Proceeds from issuance of common stock
   and warrants                                                 6,000,000         2,380,500
  Stock offering costs                                           (398,403)
                                                              -----------       -----------
Net cash from financing activities                              5,601,597         2,380,500

Net  increase (decrease) in cash and cash
  equivalents                                                   4,073,157           679,902
Cash and cash equivalents, beginning of period                      7,809         2,378,012
                                                              -----------       -----------
Cash and cash equivalents, end of period                      $ 4,080,966       $ 3,057,914
                                                              ===========       ===========




      See accompanying notes to unaudited condensed financial statements.
                                       4

                         NOTES TO FINANCIAL STATEMENTS



1.  Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report on form 10-K for the year ended September 30, 1994. On October 3, 1994 the Company changed its fiscal year-end from September 30 to December 31. A transition report was filed on Form 10-Q for the period ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

2.  Inventories

    The components of inventory consist of the following:

                                           March 31,                Dec. 31,
                                             1995                     1994
                                           ---------                --------
    Raw material                           $286,347                 $286,347

    Finished goods                          180,000                        -
                                           --------                 --------

                 Total                     $486,347                 $286,347
                                           ========                 ========

    During the first quarter of 1995, the Company repurchased one of its Vector W8 automobiles from Lamborghini USA for cash.

3.  Stock Offering

    Effective as of January 5, 1995, the Company entered into a Share Purchase Agreement and Option Agreement with V'Power Corporation ("VPC). Pursuant to these agreements, the Company issued VPC on January 15, 1995, 18,333,333 shares of Common Stock for $5.5 million and on April 17, 1995 sold to VPC for $500,000 a twelve-month option to acquire an additional 50 million shares of Common Stock for $.43 per share. Fees for legal, investment banking, consulting and advisory services incurred for the stock offering totaling $398,403, were charged against capital in excess of par.

4.  Other Receivable

    In January, 1995, a settlement was reached for $125,385 regarding the March, 1992 complaint against the Company for breach of contract. The balance of the $357,000 appeal bond was returned to the Company.

5.  Commitments

    In November 1994, the Company and automobili Lamborghini, S. p. A. ("Lamborghini") entered into an agreement whereby Lamborghini would develop and sell to the Company, a suitable engine to power the Avtech in exchange for certain consideration of which will be completed during 1995. In addition, the Company shall pay to Lamborghini the cost of tooling used to manufacture the engine. Upon successful development of the engine suitable for installation and operation, the Company also agreed to purchase a minimum number of engines through 1997 for a pre-determined price (subject to increases in cost of production). The Company may, upon prior written notice to Lamborghini, terminate the agreement at any time.

6.  Contingencies

    On March 22, 1993, the Company's Board of Directors (The Board) determined that Gerald A. Wiegert's (the former President of the Company) employment as an officer and employee of the Company should be terminated. Mr. Wiegert disputed the Board's authority to terminate his employment and refused to relinquish control over the Company's assets and operations. This dispute between the Company, acting through its Board and certain executive officers, and Mr. Wiegert is the subject of an ongoing civil lawsuit which was commenced by the Company on March 24, 1993.

    On September 14, 1993, the company obtained a court order confirming the validity of Mr. Wiegert's termination, and control of the Company's assets and business affairs has been returned to the Board. Significant claims made by the Company against Mr. Wiegert, and by Mr. Wiegert against the Company, seeking monetary damages are pending. In the opinion of management, these claims will not have a material adverse effect on the Company's financial condition.

    Mr. Wiegert also alleges that the Company has failed to pay principal and accrued interest under two promissory notes allegedly payable by the Company to Vector Car, a partnership controlled by Mr. Wiegert. At March 31, 1994, the Company had recorded amounts due relating to the promissory notes mentioned above totaling $178,200 plus accrued interest of $47,207. This claim is being disputed by the Company.

    In June 1994, an individual and a company (the "Plaintiffs") filed a complaint against the Company in the Los Angeles County Superior Court. The complaint sets forth six claims for breach of contract, fraud, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, restitution and quantum merit. The complaint alleges that Plaintiffs performed services with respect to a public offering and that under the terms of a finder's agreement, the Plaintiffs are entitled to compensation for services allegedly rendered in connection with the public offering. The Plaintiffs are seeking special damages of $155,000 plus interest from August 19, 1991 and general damages in the sum of $500,000 plus interest from August 19, 1991. The Company believes that it will prevail in its defense of this action.

    In 1994, Mr. Wiegert, as general partner of Vector Car, filed an action alleging that the Company assumed a Vector Car debt to him, in the approximate sum of $325,000. Vector Car has also alleged that the Company has a promissory note due in the amount of $250,000 to Vector Car. The Company will vigorously defend this action believing that it has performed on all agreements with Vector Car.

    Mr. Wiegert has filed an application with the United States Patent and Trademark Office to register "Avtech" as a trademark. The Company is opposing Mr. Wiegert's application.

                        PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

General

Development of the Avtech SC Coupe has been the focus of activities during the past quarter. Engine development to satisfy emission and other performance requirements has been continuously undertaken through the design and development contract with automobili Lamborghini in Italy. This work will be concluded on a new prototype vehicle, "EPA2", which will be delivered to Italy on schedule in late May.

Chassis and body prototypes have been built to validate the photometric compliance of the lighting systems, the installation of the various sub-systems in the car, and the deployment of the driver and passenger air bag systems. Goals were set at the start of the year to increase the torsional stiffness and simultaneously reduce the weight of the chassis. These goals have been achieved.

Based on the plan established at the start of the year, the Company is still in compliance with the prototype build program, leading to a start of production in August with the first vehicles available for sale in October.

Results of Operations

The Company recorded no automobile sales during the quarter ended March 31, 1995 and 1994.

Total costs and expenses for the first quarter of 1995 increased $357,318 or approximately 34% compared to the first quarter of 1994, due to the increased research and development activity.

Total costs spent on research and development for the first quarter of 1995 were $785,181 as compared to $83,169 in 1994, an increase of $702,012.

Salaries and wages increased by 16,982 or 18% due to recent staffing increases in the administrative department. Rental expense and utilities have decreased $54,700 or 59% in total due to lower costs as a result of relocating the Company's facilities to Florida.

Professional fees have decreased $121,328 or 38% from the first quarter of 1994 due to the significant amount of legal fees incurred in connection with the Company's litigation with its former President in 1994.

General and administrative expenses have decreased by $145,197 or 37% compared to 1994 due to Director's fees totaling approximately $125,000 paid in the first quarter of 1994 to the Company's former Board of Directors.

Liquidity and Capital Resources

As previously reported, the Company entered into an agreement in January 1995 from which $5.5 million, net of stock offering costs, was received. As of March 31, 1995, the balance of the Company's cash and equivalents is approximately $4 million. Cash used during the first quarter of 1995 was primarily for engineering research and development and tooling.

The Company remains on target for production and sale of the Avtech SC Coupe in the fall of this year, and believes that the remaining funds are sufficient to support its planned operations during the remainder of this year.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the registrant was held on March 29, 1995. At the meeting, the shareholders approved by a vote of 15,329,300 for, 82,490 against and 21,310 abstaining the amendment of the registrant's Articles of Incorporation to increase the number of authorized Common Shares of the registrant from 60 million shares to 600 million shares.

ITEM 5.  OTHER INFORMATION

Effective April 18, 1995, pursuant to the previously reported Share Purchase Agreement with V'Power Corporation ("VPC") dated January 5, 1995, the registrant completed the issuance to VPC of a twelve-month option to purchase 50 million of the registrant's Common Shares at a price of $.43 per share. As a result of this transaction, VPC currently beneficially owns approximately 85% of the registrant's outstanding Common Shares.

ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

 3.01 Amendment effective April 13, 1995 to the registrant's Articles of Incorporation.

10.01 Agreed contract between Vector Aeromotive Corporation and automobili Lamborghini, S.p. A. for Engine Development Program and Engine Purchase Agreement.

27.01  Financial Data Schedule.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           VECTOR AEROMOTIVE CORPORATION


                                           By /s/ D. Peter Rose
                                              --------------------------------
                                              D. Peter Rose
                                              President



                                              /s/ Sultaman G. Lubis
                                              ---------------------------------
                                              Sultaman G. Lubis
                                              Chief Financial Officer, Treasurer