Form 10-Q/A
period 1995-03-31
VECTOR AEROMOTIVE CORP
filed 1995-07-21
CIK 830664

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

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

                               TABLE OF CONTENTS



                                                                            PAGE

                                       PART I


Item 6.  Exhibits and Reports on Form 8-K                                    1

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
- --------

10.01 Exhibits A through E to Agreed Contract between Vector Aeromotive Corporation and automobili Lamborghini, S.p.A. for Engine Development Program and Engine Purchase Agreement.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           VECTOR AEROMOTIVE CORPORATION


                                           By /s/ D. Peter Rose
                                              --------------------------------
                                              D. Peter Rose
                                              President
                                              July 20, 1995


                                              /s/ Sultaman G. Lubis
                                              ---------------------------------
                                              Sultaman G. Lubis
                                              Chief Financial Officer, Treasurer
                                              July 20, 1995