Form 10-Q
period 1995-06-30
VECTOR AEROMOTIVE CORP
filed 1995-08-14
CIK 830664

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


          For the Six Months Ended          Commission File Number
               June 30, 1995                        00-17303


                        VECTOR AEROMOTIVE CORPORATION
            (Exact name of registrant as specified in its charter)


                    NEVADA                         33-025-4334
           (State of Incorporation)   (I.R.S. Employer Identification No.)


                            7601 CENTURION PARKWAY
                         JACKSONVILLE, FLORIDA  32256
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

                               Yes [ X ]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Common Stock, $.01 par value per share; 42,379,699 shares
                      outstanding as of August 10, 1995

                        Vector Aeromotive Corporation
                           Condensed Balance Sheets
                                 (Unaudited)


                                               June 30,         December 31,
                                                 1995               1994
                                              -----------       ------------
          Assets
---------------------------------------
Current assets:
  Cash and cash equivalents                   $ 2,536,460       $     7,809
  Inventories                                     464,527           286,347
  Prepaid expenses                                 35,913            12,789
  Accounts receivable                              32,306            50,000
  Other receivable                                  7,228           232,804
                                              -----------       -----------
   Total current assets                         3,076,434           589,749

Property and equipment                            794,951           567,861
Other assets                                      137,180           137,180
                                              -----------       -----------
                                              $ 4,008,565       $ 1,294,790
                                              ===========       ===========

Liabilities and Stockholders' Equity
---------------------------------------
Current liabilities:
  Accounts payable                            $   449,282       $   528,170
  Accrued expenses                                274,459           114,886
  Interest payable                                 47,207            47,207
  Note payable to related party                   178,200           178,200
  Customer deposits                                48,900            65,000
                                              -----------       -----------
   Total current liabilities                      998,048           933,463
                                              -----------       -----------

Contingencies (Note 6)
                                              -----------       -----------
    Total liabilities                             998,048           933,463

Stockholders' Equity
 Common stock, par value $.01 per share,          423,796           240,463
   600,000,000 shares authorized; issued
   and  outstanding: 42,379,699 in 1995 and
   24,046,366 in 1994
 Capital in excess of par value                31,619,315        26,211,740
  Accumulated deficit                         (29,032,594)      (26,090,876)
                                              -----------       -----------
   Total stockholders' equity                   3,010,517           361,327
                                              -----------       -----------
                                              $ 4,008,565       $ 1,294,790
                                              ===========       ===========


     See accompanying notes to unaudited condensed financial statements.

                        Vector Aeromotive Corporation
                      Condensed Statements of Operations
                                 (Unaudited)


                                                Three Months Ended                Six Months Ended
                                                      June 30,                        June 30,
                                               1995            1994             1995           1994
                                          -----------------------------    ---------------------------
Automobile sales                                 -               -                -             -
Other sales                                      -       $     48,420             -       $    48,420
Cost of sales                                    -             26,730             -            26,730
                                          ---------------------------      --------------------------
  Gross profit                                   -             21,690             -            21,690

Costs and expenses
  Salaries and wages                      $    100,442        158,767      $   212,100        253,443
  Rental expense                                34,276         17,348           70,935        101,002
  Utilities                                        848          4,543            1,693         13,093
  Research and development                     948,588        863,054        1,733,769        946,223
  Depreciation and amortization                 58,516        115,523           88,106        146,285
  Advertising and promotion                      3,956         31,020            7,109         73,452
  Professional fees                            194,538        136,302          388,815        451,907
  General and administrative                   379,072        144,583          627,405        538,113
                                          ---------------------------      --------------------------
   Total costs and expenses                  1,720,236      1,471,140        3,129,932      2,523,518

                                          ---------------------------      --------------------------
Operating loss                              (1,720,236)    (1,449,450)      (3,129,932)    (2,501,828)
Other income (expense)
  Interest and other income                    107,467         17,197          188,214         51,964
  Other expense                                  -            (11,390)            -           (25,787)
                                          ---------------------------      --------------------------
Net loss                                   ($1,612,769)   ($1,443,643)     ($2,941,718)   ($2,475,651)
                                          ===========================      ==========================
Net loss per share                              ($0.04)        ($0.06)          ($0.07)        ($0.10)
                                          ===========================      ==========================
Weighted average common shares
  outstanding                               42,379,699     24,526,629       40,851,921     24,526,629
                                          ===========================      ==========================



      See accompanying notes to unaudited condensed financial statements.

                         Vector Aeromotive Corporation
                  Condensed Statement of Shareholders' Equity
                                  (Unaudited)

                                       Common Stock
                                   -------------------  Capital in Excess   Accumulated
                                     Shares    Amount      of Par Value       Deficit         Total
                                   ------------------------------------------------------------------
Balance, December 31, 1994         24,046,366 $240,463     $26,211,740     ($26,090,876)    $  361,327

Issuance of shares for cash        18,333,333  183,333       5,316,667                       5,500,000

Issuance of option to purchase
 common stock                                                  500,000                         500,000

Stock offering costs                                          (409,092)                       (409,092)

Net loss                                                                     (2,941,718)    (2,941,718)
                                   -------------------------------------------------------------------
Balance, June 30, 1995             42,379,699 $423,796     $31,619,315     ($29,032,594)    $3,010,517
                                   ===================================================================




      See accompanying notes to unaudited condensed financial statements.

                        Vector Aeromotive Corporation
                      Condensed Statements of Cash Flows
                                 (Unaudited)


                                                Six Months      Six Months
                                                  Ended           Ended
                                              June 30, 1995   June 30, 1994
                                              -------------   --------------
Cash flows from operating activities:
  Net loss                                     ($2,941,718)   ($2,475,650)
  Adjustments to reconcile net loss to net
   cash used in operating activities
   Depreciation and amortization                    88,106        108,737
  Increase (decrease) from changes in
   Inventories                                    (178,180)          -
   Other receivable                                225,576        (24,763)
   Prepaid expenses and other assets                (5,430)       (87,492)
   Accounts payable                                (78,888)       207,847
   Settlement payable                                 -          (260,000)
   Accrued expenses                                159,573       (329,480)
   Customer deposits                               (16,100)          -
                                               -----------    -----------
Net cash from operating activities              (2,747,061)    (2,860,801)

Cash flows used in investing activities:
  Acquisition of property and equipment           (315,196)      (156,853)

Net cash used in investing activities             (315,196)      (156,853)

Cash flows from financing activities:
  Proceeds from issuance of common stock
   and warrants                                  6,000,000      2,380,500
  Stock offering costs                            (409,092)          -

                                               -----------    -----------
Net cash from financing activities               5,590,908      2,380,500

Net increase (decrease) in cash and cash
  equivalents                                    2,528,651       (637,154)
Cash and cash equivalents,
  beginning of period                                7,809      2,378,012

Cash and cash equivalents,                     -----------    -----------
  end of period                                $ 2,536,460    $ 1,740,858
                                               ===========    ===========




      See accompanying notes to unaudited condensed financial statements.

                         NOTES TO FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report on form 10-K for the year ended September 30, 1994. On October 3, 1994 the Company changed its fiscal year-end from September 30 to December 31. A transition report as filed on Form 10-Q for the period ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

2.       Inventories

         The components of inventory consist of the following:

                                                    June 30,                  Dec. 31,
                                                        1995                      1994
                                                    --------                  --------
         Raw Material                               $284,527                  $286,347

         Finished Goods                             $180,000                     -

                                                    --------                  --------

                          Total                     $464,527                  $286,347
                                                    ========                  ========


         During the first quarter of 1995, the Company repurchased one of its Vector W8 automobiles from Lamborghini USA for cash.

3.       Stock Offering

         Effective as of January 5, 1995, the Company entered into a Share Purchase Agreement and Option Agreement with V'Power Corporation
         (VPC). Pursuant to these agreements, the Company issued VPC on January 15, 1995, 18,333,333 shares of Common Stock for $5.5 million and on April 17, 1995 sold to VPC for $500,000 a twelve-month option to acquire an additional 50 million shares of Common Stock for $.43 per share. Fees for legal, investment banking, consulting and advisory services incurred for the stock offering totaling $409,092 were charged against capital in excess of par.

4.       Other Receivable

         In January, 1995, a settlement was reached for $125,385 regarding the 1992 complaint against the Company for breach of contract. The balance of the $357,000 appeal bond was returned to the Company.

5.       Commitments

         In November 1994, the Company and automobili Lamborghini, S.p.A. (Lamborghini) entered into an agreement whereby Lamborghini would develop and sell to the Company a suitable engine to power the Avtech which will be completed during 1995 in exchange for certain consideration. In addition, the Company shall pay to Lamborghini the cost of tooling used to manufacture the engine. Upon successful development of the engine suitable for installation and operation, the Company also agreed to purchase a minimum number of engines through 1997 for a pre-determined price (subject to increases in cost of production). The Company may, upon prior written notice to Lamborghini, terminate the agreement at any time.

6.       Contingencies

         On March 22, 1993, the Company's Board of Directors (The Board) determined that Gerald A. Weigert's (the former President of the Company) employment as an officer and employee of the Company should be terminated. Mr. Weigert disputed the Board's authority to terminate his employment and refused to relinquish control over the Company's assets and operations. This dispute between the Company, acting through its Board and certain executive officers, and Mr. Weigert is the subject of an ongoing civil lawsuit which was commenced by the Company on March 24, 1993.

On September 14, 1993, the Company obtained a court order confirming the validity of Mr. Weigert's termination, and control of the Company's assets and business affairs has been returned to the Board. Significant claims made by the Company against Mr. Weigert, and by Mr. Weigert against the Company, seeking monetary damages, are pending. In the opinion of management, these claims will not have a material adverse effect on the Company's financial condition.

Mr. Weigert also alleges that the Company has failed to pay principal and accrued interest under two promissory notes allegedly payable by the Company to Vector Car, a partnership controlled by Mr. Weigert. At March 31, 1994, the Company had recorded amounts due relating to the promissory notes mentioned above totaling $178,200 plus accrued interest of $47,207. This claim is being disputed by the Company.

In June 1994, an individual both in his name and under his dba, (the Plaintiff), filed a complaint against the Company in the Los Angeles County Superior Court. The complaint sets forth six claims for breach of contract, fraud, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, restitution and quantum merit. The complaint alleges that Plaintiff performed services with respect to a public offering and that under the terms of a finder's agreement, the Plaintiff is entitled to compensation for services allegedly rendered in connection with the public offering. The Plaintiff is seeking special damages of $155,000 plus interest from August 19, 1991. The Company believes that it will prevail in its defense of this action.

In 1994, Mr. Weigert, as general partner of Vector Car, filed an action alleging that the Company assumed a Vector Car debt to him, in the approximate sum of $325,000. Vector Car has also alleged that the Company has a promissory note due in the amount of $250,000 to Vector Car. The Company will vigorously defend this action believing that it has performed on all agreements with Vector Car.

Mr. Weigert has filed an application with the United State Patent and Trademark Office to register Avtech as a trademark. The Company is opposing Mr. Weigert's application.

                        PART I - FINANCIAL INFORMATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

General

Development of the Avtech SC Coupe has continued on plan during the first six months of 1995. Preliminary bumper and roof crush testing has been successfully completed. In addition, engine development to satisfy emission requirements has been undertaken through the design and development contract with automobili Lamborghini in Italy and the Company is now preparing for the submission of a vehicle for EPA certification. Testing at the high speed test facility at Nardo in southern Italy has verified satisfactory engine cooling performance as well as satisfactory high speed stability.

Based on the Company's plan to establish a national network of 12 dealers by year-end to support the marketing of the Avtech, there has been considerable dealer development activity. This has generated serious interest from approximately 40 suitable outlets.

Based on the plan established at the start of the year, the Company is still in compliance with the prototype build program, leading to a start of production next quarter.

Results of Operations

The Company recorded no automobile sales during the six months ended June 30, 1995 and 1994. Revenues for 1994 consisted of service and repair work.

Total costs and expenses for the second quarter of 1995 increased $249,096, or approximately 17% compared to the second quarter of 1994, and $606,414 or 24% year-to-date in 1995 compared to 1994, due to the increased research and development activity and general and administrative expenses.

Total costs spent on research and development for the second quarter of 1995 were $948,588 as compared to $863,054 in 1994, an increase of $85,534. Total costs spent on research and development year-to-date in 1995 were $1,733,769 compared to $946,223 year-to-date in 1994.

Salaries and wages for the second quarter of 1995 decreased by $58,325 or 37% from the second quarter of 1994 and decreased $41,343 or 16% for the six months ended June 30, 1995 compared to 1994. The sole reason for these decreases was severance costs paid during the second quarter of 1994.

Professional fees have increased $58,236 or 43% from the second quarter of 1995 compared to the second quarter of 1994 due primarily to timing of payment of legal fees incurred in connection with the Company's litigation with its former President in 1994. Year-to-date these costs were $63,092 lower than last year.

General and administrative expenses increased by $234,489 or 162% in the second quarter of 1995 compared to the second quarter of 1994 as a result of the reduction in workforce and related expenses which occurred during the second quarter of 1994 in anticipation of the Company's relocation in 1994 to Jacksonville, Florida.

Liquidity and Capital Resources

As previously reported, the Company entered into an agreement in January 1995 from which $5.5 million, net of stock offering costs, was received. As of June 30, 1995, the balance of the Company's cash and equivalents is approximately $2.5 million. Cash used during the first six months of 1995 has been primarily for engineering research and development and tooling and payment of legal costs related to the ongoing litigation with the Company's former President.

The Company continues to progress towards planned production launch and sale of the Avtech SC in the fall of this year. However, to insure the quality of the product is not compromised, a reduction in the previously forecast rate of production versus plan will most likely occur during the start-up phase of production, resulting in lower than expected revenues in the fourth quarter of 1995. In this event, additional funding of up to approximately $1 million will be needed to sustain the Company's operations until early 1996 when it is anticipated that car sales will create positive cash flow. The Company is in the process of investigating several alternative sources of financing.
However, there is no assurance that such financing will be available.

Exhibits

27.01    Financial Data Schedule (for SEC use only)

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        VECTOR AEROMOTIVE CORPORATION



Date:    August 11, 1995                       By:      /S/ D. Peter Rose
         -------------------------                      -------------------
                                                        D. Peter Rose
                                                        President



Date:    August 11, 1995                       By:      /S/ Janna L. Connolly
         -------------------------                      -----------------------
                                                        Janna L. Connolly
                                                        Chief Accounting Officer