Form 10-Q
period 1995-09-30
VECTOR AEROMOTIVE CORP
filed 1995-11-14
CIK 830664

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months Ended                                 Commission File Number
   September 30, 1995                                            00-17303


                         VECTOR AEROMOTIVE CORPORATION
             (Exact name of registrant as specified in its charter)


             NEVADA                                    33-025-4334
(State of Incorporation)                   (I.R.S. Employer Identification No.)


                             7601 CENTURION PARKWAY
                          JACKSONVILLE, FLORIDA  32256
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

           Common Stock, $.01 par value per share;  42,664,699 shares outstanding as of November 10, 1995

                         Vector Aeromotive Corporation
                            Condensed Balance Sheets
                                  (Unaudited)


                                            September 30,    December 31,
                                                 1995            1994
                                            -------------    ------------
             Assets
----------------------------------------
Current assets:
  Cash and cash equivalents                      $896,485         $7,809
  Inventories                                     464,527        286,347
  Prepaid expenses                                 16,903         12,789
  Accounts receivable                                   0         50,000
  Other receivable                                  5,868        232,804
                                              -----------    -----------
   Total current assets                         1,383,783        589,749

Property and equipment                            915,819        567,861
Other assets                                      137,931        137,180
                                              -----------    -----------
                                               $2,437,533     $1,294,790
                                              ===========    ===========

   Liabilities and Stockholders' Equity
----------------------------------------
Current liabilities:
  Accounts payable                               $528,379       $528,170
  Accrued expenses                                462,144        114,886
  Interest payable                                 47,207         47,207
  Note payable to related party                   178,200        178,200
  Customer deposits                                48,900         65,000
                                              -----------    -----------
   Total current liabilities                    1,264,830        933,463
                                              -----------    -----------
Contingencies (Note 6)
                                              -----------    -----------
    Total liabilities                           1,264,830        933,463

Stockholders' Equity
 Common stock, par value $.01 per share,          423,746        240,463
   600,000,000 shares authorized; issued
   and  outstanding: 42,374,699 in 1995 and
   24,046,366 in 1994
 Capital in excess of par value                31,668,309     26,211,740
  Accumulated deficit                         (30,919,352)   (26,090,876)
                                              -----------    -----------
   Total stockholders' equity                   1,172,703        361,327
                                              -----------    -----------
                                               $2,437,533     $1,294,790
                                              ===========    ===========


      See accompanying notes to unaudited condensed financial statements.

                        Vector Aeromotive Corporation
                      Condensed Statements of Operations

                                  Three Months Ended              Nine Months Ended
                                     September 30,                  September 30,
                                    1995           1994         1995                1994
                               --------------------------    -------------------------------
                                (Unaudited)                  (Unaudited)
Automobile sales                     -              -             -                     -
Other sales                          -                 $0         -                  $48,420
Cost of sales                        -                 $0         -                   26,730
                               --------------------------    -------------------------------
  Gross profit                       -                  0         -                   21,690

Costs and expenses
  Salaries and wages               $266,894       113,605       $478,994             367,048
  Rental expense                     18,315        (8,543)        89,250              92,459
  Utilities                           1,548        14,823          3,241              27,916
  Research and development        1,009,055       233,322      2,742,824           1,179,545
  Depreciation and amortization      66,824        77,935        154,930             224,220
  Advertising and promotion          33,772        50,677         40,881             124,129
  Professional fees                 108,925       617,848        497,740           1,069,755
  General and administrative        314,439       407,654        941,844             945,767
  Other  expense                     -            255,938         -                  255,938
                               --------------------------    -------------------------------
   Total costs and expenses       1,819,772     1,763,259      4,949,704           4,286,777
                               --------------------------    -------------------------------
Operating loss                   (1,819,772)   (1,763,259)    (4,949,704)         (4,265,087)
Other income (expense)
  Interest and other income          33,014        81,205        221,228             133,169
  Other expense                      -           (188,327)                          (214,114)
  Litigation expense               (100,000)     (125,000)      (100,000)           (125,000)
                               --------------------------    -------------------------------
Net loss                        ($1,886,758)  ($1,995,381)   ($4,828,476)        ($4,471,032)
                               ==========================    ===============================
Net loss per share                   ($0.04)       ($0.08)        ($0.12)             ($0.21)
                               ==========================    ===============================
Weighted average common shares
  outstanding                    42,379,699    24,046,366     40,851,921          21,510,629
                               ==========================    ===============================


      See accompanying notes to unaudited condensed financial statements.

                        Vector Aeromotive Corporation
                 Condensed Statement of Shareholders' Equity
                                 (Unaudited)

                                           Common Stock
                                      ---------------------    Capital in Excess       Accumulated
                                       Shares       Amount       of Par Value            Deficit           Total
                                      ---------------------------------------------------------------------------
Balance, December 31, 1994             24,046,366   $240,463      $26,211,740        ($26,090,876)      $361,327

Forfeiture of shares                       (5,000)       (50)              50                                 $0

Issuance of  shares for cash           18,333,333    183,333        5,316,667                          5,500,000

Issuance of  option to purchase
 common stock                                                         500,000                            500,000

Issuance of options for services                                       70,240                             70,240

Stock offering costs                                                 (430,388)                          (430,388)

Net loss                                                                              (4,828,476)     (4,828,476)
                                       --------------------------------------------------------------------------
Balance, September 30, 1995            42,374,699   $423,746      $31,668,309       ($30,919,352)     $1,172,703
                                       ==========================================================================


      See accompanying notes to unaudited condensed financial statements.

                         Vector Aeromotive Corporation
                      Condensed Statements  of Cash Flows
                                  (Unaudited)

                                             Nine Months      Nine Months
                                                Ended           Ended
                                            Sept. 30, 1995   Sept. 30, 1994
                                            --------------   --------------

Cash flows from operating activities:
  Net loss                                    ($4,828,476)   ($4,471,032)
  Adjustments to reconcile net loss to net
   cash used in operating activities
   Depreciation and amortization                  154,930        224,220
   Gain on sale of fixed assets                   -               (3,059)
   Issuance of warrants and options
     for services                                  70,240        255,938
  Increase (decrease) from changes in
   Inventories                                   (178,180)        41,975
   Other receivable                               226,936         10,100
   Prepaid expenses and other assets               45,135        (23,765)
   Accounts payable                                   209       (283,323)
   Court bond receivable                          -             (232,803)
   Accrued expenses                               347,258       (237,587)
   Customer deposits                              (16,100)       (35,000)
                                              -----------    -----------
Net cash from operating activities             (4,178,048)    (4,754,336)

Cash flows used in investing activities:
  Acquisition of property and equipment          (502,888)      (612,578)
  Decrease in note receivable                     -               25,000
  Decrease in other assets                        -               32,725
                                              -----------    -----------
Net cash used in investing activities            (502,888)      (554,853)

Cash flows from financing activities:
  Proceeds from issuance of common stock,         -
   options and warrants                         6,000,000      5,380,500
  Stock offering costs                           (430,388)        -
  Decrease in changes in net settlement
     payable                                      -             (185,000)
                                              -----------    -----------
Net cash from financing activities              5,569,612      5,195,500

Net  increase (decrease) in cash and cash
  equivalents                                     888,676       (113,689)
Cash and cash equivalents,
  beginning of period                               7,809        377,694
                                              -----------    -----------
Cash and cash equivalents,
  end of period                                  $896,485       $264,005
                                              ===========    ===========



      See accompanying notes to unaudited condensed financial statements.

                         NOTES TO FINANCIAL STATEMENTS



1.           Basis of Presentation


             The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report on form 10-K for the year ended September 30, 1994. On October 3, 1994 the Company changed its fiscal year-end from September 30 to December 31. A transition report was filed on Form 10-Q for the period ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

2.           Inventories

             The components of inventory consist of the following:

                                              Sept. 30,             Dec. 31,
                                                1995                  1994
                                              ---------            ---------
             Raw Material                     $284,527             $286,347

             Finished Goods                   $180,000                -
                                              --------             --------


                        Total                 $464,527             $286,347
                                              ========             ========



             During the first quarter of 1995, the Company repurchased one of its Vector W8 automobiles from Lamborghini USA for cash.

3.           Stock Issuances

             Effective as of January 5, 1995, the Company entered into a Share Purchase Agreement and Option Agreement with V'Power Corporation ("VPC"). Pursuant to these agreements, the Company issued VPC on January 15, 1995, 18,333,333 shares of Common Stock for $5.5 million and on April 17, 1995 sold to VPC for $500,000 a twelve-month option to acquire an additional 50 million shares of Common Stock for $.43 per share. Fees for legal, investment banking, consulting and advisory services incurred for the stock offering totaling $430,388 were charged against capital in excess of par.

             In November, 1995, VPC notified the Company that it is partially exercising its option and is purchasing 2,325,581 shares of Common Stock at an exercise price of $.43 per share.

             In October, 1995, the Company entered into an agreement with a consulting firm to perform certain services for the Company for one year in exchange for i) $30,000 in cash, ii) 640,000 shares of Common Stock (290,000 of which were issued in October, 1995 and 350,000 of which are issuable in April, 1996) and iii) options to purchase 500,000 shares of Common Stock at prices ranging from $.50 to $1.75 per share. The options expire ratably through April, 1998.

             In November, 1990, the Company issued warrants to purchase 400,000 shares of Common Stock, "the 1990 Warrants." Under their original terms, the 1990 Warrants were exercisable for one share of Common Stock each for an exercise price of $4.68 and were to expire on November 14, 1995. In October, 1995, the Company modified the terms of the 1990 Warrants. As modified, the 1990 Warrants are exercisable for one share of Common Stock for an exercise price of $1.50 and expire August 12, 1996.

             In August, 1995, the Company's Board of Directors approved the issuance of options to certain of its employees and directors under its 1994 Omnibus Plan for an aggregate of 439,000 shares of Common Stock with an exercise price of $.38 per share, 70% of the trading price of the Company's Common Stock at the time. The Company has recorded compensation expense of $70,240 during the third quarter of 1995 as a result.

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

             In June 1994, Thomas E. King, an individual both in his name and under his "dba," "King and Associates" (the "Plaintiff"), filed a complaint against the Company in the Los Angeles County Superior Court. The complaint sets forth six claims for breach of contract, fraud, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, restitution and quantum merit. The complaint alleges that Plaintiff performed services with respect to a public offering and that under the terms of a finder's agreement, the Plaintiff is entitled to compensation for services allegedly rendered in connection with the public offering. The Plaintiff is seeking special damages of $155,000 plus interest from August 19, 1991. The Company has negotiated a settlement of this case for the sum of $100,000 payable in nine installments. The agreement is expected to be executed prior to November 13, 1995.

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

             Mr. Weigert has filed an application with the United States Patent and Trademark Office to register "Avtech" as a trademark. The Company is opposing Mr. Weigert's application.

                         PART I - FINANCIAL INFORMATION

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATION

General

Testing and development of the M12 (formally known as the Avtech) has progressed during the third quarter to include the successful compliance with more than 7 specific FMVSS test requirements. These included FMVSS 208 and 301 tests that establish thresholds of acceptable performance for occupant injury protection and fuel system integrity in a 30mph frontal impact. Characteristic injury levels measured on the crash dummies were 50% of the maximum allowable level, and fuel integrity was maintained.

During July, hot testing and high speed cooling continued to a satisfactory conclusion in southern Italy. A second test vehicle was also shipped to Italy to undergo calibration and drivability tests prior to being returned to the United States to undergo EPA and CARB emission standard testing. These tests are scheduled for completion in early November.

The completion of chassis weld fixtures and body lamination tooling were a major focus of activity during the quarter as plans were implemented in preparation for the commencement of production build during the early part of October.

Dealer development continued resulting in the internal approval of 8 dealers qualified to meet the Company's retail requirements. This activity will continue in order to achieve the planned 12 dealers by year end.

Results of Operations

The Company recorded no automobile sales during the nine months ended September 30, 1995 and 1994. Revenues for 1994 consisted of service and repair work.

Total costs and expenses for the third quarter of 1995 increased $56,513 or approximately 3% compared to the third quarter of 1994, and increased $684,617 or 16% year-to-date in 1995 compared to 1994, due to the increased research and development activity.

Total costs spent on research and development for the third quarter of 1995 were $1,009,055 as compared to $233,322 in 1994, an increase of $775,733.

Total costs spent on research and development year-to-date in 1995 were $2,742,824 compared to $1,179,545 year-to-date in 1994.

Salaries and wages for the third quarter of 1995 increased by $153,289 or 135% from the third quarter of 1994 and increased $111,946 or 30% for the nine months ended September 30, 1995 compared to 1994. These increases reflect the reduction in workforce and termination of most business operations during mid 1993. Additionally, the Company recorded compensation expense of $70,240 in the third quarter of 1995 pursuant to the Board of Director's approval of the issuance of options to certain of its employees and directors.

Professional fees have decreased $508,923 or 82% from the third quarter of 1995 compared to the third quarter of 1994 due to legal fees incurred in connection with the Company's litigation with its former President in 1994. Year-to-date these costs were $572,015 lower than last year.

General and administrative expenses decreased by $93,215 or 23% in the third quarter of 1995 compared to the third quarter of 1994 as a result of an inventory write-down during 1994 totaling $154,000 for obsolete inventory.

Liquidity and Capital Resources

As previously reported, the Company entered into an agreement in January 1995 from which $5.5 million, net of stock offering costs, was received. As of September 30, 1995, the balance of the Company's cash and equivalents is approximately $896,000. Cash used during the first nine months of 1995 has been primarily for engineering research and development and tooling and payment of legal costs related to the ongoing litigation with the Company's former President.

The Company continues to progress towards planned production launch and sale of the M12 late this year. In November 1995, V'Power Corporation notified the Company that it is partially exercising an option held by it and is purchasing 2,325,581 shares of the Company's Common Stock at $.43 per share, pursuant
to their Option Agreement with the Company dated April 17, 1995.   The Company
believes that this additional funding of $1 million will sustain the Company's operations until early 1996 when it is anticipated that car sales will create positive cash flow. There can be no assurance, however, that additional funds will not be required and the Company is continuing to seek additional funds through private placement of debt or equity securities.

Exhibits

4.01 Payment Agreement between Vector Aeromotive Corporation and Corporate Relations Group, Inc.

27.01        Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         VECTOR AEROMOTIVE CORPORATION



Date:  November 14, 1995                 By:     D. Peter Rose
       ---------------------------               -------------------------------
                                                 D. Peter Rose
                                                 President



Date:  November 14, 1995                 By:     Janna L. Connolly
       ---------------------------               -------------------------------
                                                 Janna L. Connolly
                                                 Chief Accounting Officer