Form 10-K
period 1995-12-31
VECTOR AEROMOTIVE CORP
filed 1996-03-29
CIK 830664

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from to
                         Commission file number 0-17303

                         VECTOR AEROMOTIVE CORPORATION
             (Exact name of registrant as specified in its charter)


                    NEVADA                      33-0254334
            (State or other jurisdiction of  (I.R.S. Employer
            incorporation or organization)   Identification Number)


                             7601 CENTURION PARKWAY
                          JACKSONVILLE, FLORIDA 32256
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code  (904) 645-0505

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON SHARES, $.01 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 19, 1996, 53,083,191 shares of the issuer's Common Stock were outstanding and the aggregate market value of the 10,737,301 shares held by non-affiliates was $7,301,365. The market value of the shares was calculated based on the closing bid price of such shares on the NASDAQ SmallCap Market on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders tentatively scheduled to be held in May 1996 are incorporated by reference into Part III hereof, as more specifically described herein.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Vector Aeromotive Corporation (the "Company") is a Nevada corporation formed in 1987 that designs, manufactures and markets exotic sports cars.

     During fiscal years 1992 and 1993, the Company developed design concept specifications for the Vector M12 (formerly known as the Avtech). Since 1994, the Company has been engaged in design, development, marketing and manufacturing of the M12, a two-passenger, mid-engine, rear-wheel drive coupe with a suggested retail price of $184,000. All development, testing and pre-production activities were completed in 1995. The M12 premiered at the North American Auto Show in Detroit in January 1996. The first M12 was completed and sold in March 1996. The Company anticipates that it will produce at a rate of up to 12 cars per month by the end of 1996.

     The Company purchased the assets of its predecessor in 1987 and from 1987 to early 1993 designed and produced a total of 22 of its first production model, the Vector W8. Production of the Vector W8 was ceased in early 1993.

CHANGE OF CONTROL AND FINANCING TRANSACTIONS

     In a series of transactions from July 1992 through January 1996, Setdco Engineering Corporation ("Setdco") and V'Power Corporation ("V'Power") acquired 9% and 70%, respectively, of the Company's outstanding shares of Common Stock. V'Power also has the right to acquire an additional 106,000,000 shares of Common Stock pursuant to presently exercisable options. Exercise of these options would give V'Power ownership of approximately 90% of the Company's outstanding shares of Common Stock. V'Power is controlled by Mr. Hutomo Mandala Putra, who is also the controlling stockholder of Automobili Lamborghini, S.p.A. ("Lamborghini"), the manufacturer of the Italian exotic sports car, and 50% shareholder of Automobili Lamborghini U.S.A., Inc. ("Lamborghini U.S.A."), the American importer and distributor of Lamborghini products.

     In March 1993, the Company terminated the employment of Gerald A. Wiegert, who was the Company's founder, and Mr. Wiegert was removed from his positions as President and Chief Executive Officer of the Company. Litigation between the Company and Mr. Wiegert was initiated in 1993, and significant claims and counterclaims are currently pending in this litigation. The Company has dedicated significant resources and management time to this ongoing litigation. See "Item 3. Legal Proceedings."

     V'Power has provided funds to the Company in the past through the purchase of additional shares of Common Stock and options to purchase Common Stock. In April 1994, for an aggregate of $2,250,000, V'Power acquired 3,000,000 shares of Common Stock and an option expiring April 1996 to purchase an additional 6,000,000 shares of Common Stock with a $.75 per share exercise price. In January and April 1995, for an aggregate of $6,000,000, V'Power acquired 18,333,333 shares of Common Stock and an option to purchase an additional 50,000,000 shares of Common Stock with a $.43 per share exercise price. This option expires in April 1996. In January 1996, for an aggregate of $5,000,000, V'Power acquired 10,000,000 newly-issued shares of Common Stock and an option expiring

January 1997 to acquire an additional 50,000,000 shares of Common Stock with a $.45 per share exercise price.

     The Company received investment bankers' fairness opinions with respect to the 1995 and the 1996 transactions, and the Company believes that these transactions with V'Power were fair to and in the best interests of the Company. There can be no assurance that V'Power will provide additional funds to the Company, either through purchase of additional equity securities from the Company or exercise of the existing options.

     In February 1996, a registration statement filed by the Company with the Securities and Exchange Commission became effective. In addition to registering the shares of the Company's Common Stock issuable upon exercise of the Company's outstanding publicly traded warrants, this registration statement registered for resale in the market or public or private transactions all 6,000,000 shares of the Company's Common Stock held by Setdco and 10,000,000 of the shares of the Company's Common Stock held by V'Power.

RELATIONSHIP WITH LAMBORGHINI

     The Company has identified and established mutually beneficial relationships with Lamborghini and Lamborghini U.S.A. To date, these arrangements include joint development, and manufacture by Lamborghini of the engine for the Vector M12 and the sub-lease of a facility in Jacksonville, Florida, by the Company from Lamborghini U.S.A. for the Company's executive offices. Potential conflicts of interest exist between the Company and Lamborghini and Lamborghini U.S.A. with respect to competition for dealers and customers.

     Michael J. Kimberley, a director of the Company, serves as managing director of Lamborghini. In addition, Sudjaswin E.L., a director of the Company, is a managing director of Lamborghini.

THE EXOTIC SPORTS CAR MARKET

     The exotic sports car market consists of automobiles with suggested retail prices ranging from $110,000 to $1,000,000 and that are capable of sustained speeds in excess of 160 miles per hour. In addition to differentiation from other sports cars by price and speed, exotic sports cars are distinguished by appearance, driving performance, technologically superior, high performance components and hand manufacturing. To the Company's knowledge, there are no other United States-based manufacturers of exotic sports cars, although Ford Motor Company owns Aston-Martin.

     Management estimates that the worldwide market for exotic sports cars is approximately 3,500 cars per year and that the United States market is 900 per year. The largest competitor in the United States and world markets is Ferrari, which the Company estimates sold 3,000 cars worldwide and 700 in the United States in 1995. Other competitors include Aston-Martin and Lamborghini. See "Competition."

     North American sales of exotic sports cars are concentrated in large metropolitan areas. In particular, urban areas of New York, Florida, Texas, California and Illinois account for a large percentage of all sports car sales, including exotic sports cars. The Company also believes that significant markets exist in Western Europe, Southeast Asia and South America.

THE VECTOR M12

     Preliminary development work on the Vector M12 began in mid-1994.   The
Company's development and engineering efforts since that time have focused on the M12, and production commenced in late 1995. The M12 features new body styling and more competitive pricing than its predecessor, the Vector W8. The M12 nevertheless continues to reflect the Company's commitment to producing exotic sports cars with design, engineering and performance characteristics which are equal or superior to other cars in the M12 class.

     The M12 is a two-passenger, mid-engine, rear wheel drive coupe fitted with driver and passenger side airbags. The M12 features an all new Vector engine jointly developed by Lamborghini and the Company and manufactured by Lamborghini. The aluminum alloy, V-12 four valve engine generates a maximum of 492 horsepower at 6,800 revolutions per minute and maximum torque of 425 pounds feet at 5,200 revolutions per minute. The M12 uses a 5-speed, manual transaxle.

     Chassis construction utilizes a semi-monocoque structure with a chrome-moly steel roll cage, while body construction is of one-piece glass and carbon fiber/epoxy composite. Front suspension consists of independent, unequal length A-arms, concentric coil springs and shock absorbers and anti-dive characteristics. Rear suspension is also by unequal length A-arms using concentric coil springs with adjustable shock absorbers and anti-squat characteristics.

     The M12 employs a hydraulic braking system with vacuum power assistance, twin cylinder calipers and ventilated discs in both front and rear. Steering is rack and pinion with power assistance. The ignition system uses a computer engine management system complete with function warning devices. The emission control system utilizes multi-point fuel injection, plus catalytic converters with lambda sensors. The cooling system uses pressurized twin aluminum radiators with automatic electric fan for cooling assistance.

     Dimensions of the M12 include a 108-inch wheelbase; front track of 62.625 inches and rear track of 64.10 inches; overall length, width and height of 186 inches, 79.90 inches and 43 inches, respectively; ground clearance is 5 inches; and curb weight approximately 3,500 pounds.

     The M12 is capable of a maximum speed in excess of 190 miles per hour and acceleration from 0 to 60 miles per hour in less than 4.5 seconds.

MANUFACTURING AND ASSEMBLY

     The Company manufactures the chassis and all body parts of the Vector M12 at its 22,500 square foot manufacturing, assembly and warehouse facility in Green Cove Springs, Florida. The Company currently employs 70 manufacturing and assembly workers at this facility. The Company anticipates that no significant increase in the existing levels of staffing will be required for attaining the desired 1996 production levels.

     The Vector M12 was placed into production in October 1995, with the first production vehicles completed in March 1996. The Company anticipates that it will produce at a rate of up to 12 cars per month by the end of 1996.

     The Company contracts with third parties for the manufacture of certain major components and subsystems. For example, the Vector engine was co-designed and is produced by Lamborghini, the M12 gearbox is produced by RBT Transmission Inc., and the steering rack is produced by Adwest

Engineering, Ltd. In addition, the Company purchases a variety of other components, subsystems and equipment from a number of other suppliers.

     The use of Lamborghini and others as suppliers of the Vector engine and other components and subsystems allows the Company to limit its investment in production assets . This practice, however, also subjects the Company to risks associated with delivery schedules and quality control. For example, the Company's ability to obtain timely delivery of components meeting the Company's specifications could materially delay the Company's ability to produce and deliver automobiles. The duration of any such delay and the resulting negative impact on the Company's operations would increase significantly if alternative suppliers are not readily available. The Company currently believes that Lamborghini will be capable of supplying engines and that there will be alternative sources for other components and subsystems. There can be no assurance, however, that the delays and quality control problems described above will not be experienced from time to time.

MARKETING

     The Vector M12 will be sold at retail by dealers that have entered into sales and service agreements with the Company and that will purchase automobiles and parts from the Company for sale to retail customers. The Company will rely heavily on the development of a dealer network in marketing the Vector M12, and the strength and quality of the dealer network will have an important impact on future sales. As of March 15, 1996, the Company had three active dealers located in Fort Lauderdale, Florida, Gilroy, California, and Portland, Oregon. As the Company's production levels increase, the Company intends to activate an additional 12 dealers in North American and international markets.

     The Company anticipates that it will be able to enter into arrangements with a sufficient number of quality dealers to implement an effective dealer network. See "Competition."

     Under the Company's dealer arrangements, each dealer is required to purchase and carry two Vector M12's in inventory. The Company has no present plans to offer financing to dealers.

     The Company intends to market the Vector M12 through publicity in automotive and lifestyle magazines.

     The Vector M12 made its debut at the North American Auto Show in Detroit January 1996. The M12 has also been presented at IMSA's 24 Hours of Daytona. The M12 will continue to be publicized through appearances at auto and other shows and other events. Auto shows will be selected based on a number of criteria, including the exposure and reputation of each show, the cost of participation, the desire to support authorized Vector dealers based in the geographic market in which the show is located, and scheduling considerations. Among the industry's key auto shows in addition to the North American Auto Show are the Greater Los Angeles Auto Show, the New York Auto Show, and international auto shows in Frankfurt, Germany and Tokyo, Japan. The Company is likely to participate in one to three auto shows per year based on the criteria above.

BACKLOG

     As a result of the requirement that each of the Company's three active dealers carry two Vector M12's in inventory, the Company at March 15, 1996 had an $813,000 backlog of unfilled purchase orders.

PRODUCT DEVELOPMENT

     The Company has expended to date since initial design work began in mid-1991 an aggregate of $8.2 million on research and development of the Vector M12, none of which was customer-sponsored. Research and development expense totaled $4,822,000, $260,000, $1,180,000 and $723,000 for the year ended
December 31, 1995, three month's ended December 31, 1994 and fiscal years ended September 30, 1994 and 1993, respectively. The Company anticipates spending significantly less than 1995 amounts in 1996 for research and development, focusing on designing and producing a light weight version of the M12 to be used for racing and for sale to private individuals for racing or road use. Plans for other production vehicles for future years are currently being formulated.

COMPETITION

     The exotic sports car market is highly competitive. The largest volume competitor in the United States and world markets is Ferrari. Other
competitors include Aston-Martin and Lamborghini.   The Company may also be
subject to competition from other firms desiring to enter the exotic sports car market, such as Porsche, Maserati or other sports car manufacturers. Many of the Company's competitors have longer operating histories, greater name recognition and more extensive and well-established dealer networks than the Company, and certain competitors have greater financial, marketing and
technical resources than the Company.   Competition at the retail level is
based upon, among other things, price, performance, styling, reliability, number and quality of dealers, availability of financing, warranty coverage, and availability of parts and repair. Competition also exists among exotic sports car manufacturers for dealers. Competition for dealers is based upon, among other things, product desirability, price and, to a lesser degree, financing. Although the Company hopes that its products will gain market acceptance and believes that it will be able to develop an effective dealer network, given the Company's limited operating history, there can be no assurance that the Company will be able to compete effectively for either dealers or retail customers.

REGULATION

     The manufacture and assembly of exotic sports cars such as the Vector M12 are subject to a variety of federal and state regulations concerning emission controls, safety, fuel economy, noise control and crash worthiness. For example, all vehicles sold in the United States are subject to Environmental Protection Agency ("EPA") regulations and Federal Motor Vehicle Safety Standards ("FMVSS") which are administered by the National Highway Traffic Safety Administration ("NHTSA"). In addition, any vehicle sold in the State of California is subject to more stringent regulation developed by the California Air Resources Board ("CARB"). Other states may adopt vehicle emission standards identical to those adopted by the State of California. The States of New York, Massachusetts, Connecticut, Maine, and New Jersey have also adopted California standards and several other states are considering similar action. The Company has successfully completed all of the major safety tests required by the EPA, FMVSS and CARB.

     Vehicle Emissions Standards

     Under the federal Clean Air Act, auto manufacturers are required, among other things, to significantly reduce tailpipe emissions of polluting gases from automobiles and light trucks and are obligated to recall vehicles for failure to meet emission standards for a period of eight years or 80,000 miles, whichever occurs first. This Act imposes standards for model years through 2003 that require further significant reductions in motor vehicle emissions.

     The Clean Air Act also requires full implementation of on-board diagnostic systems ("OBD") on 1996 model year light-duty vehicles. California has its own OBD requirements which are more stringent than the federal requirements. These OBD requirements are of concern because they may cause increased warranty costs and additional recalls.

     CAFE

     The Motor Vehicle Information and Cost Savings Act, as amended by the Energy Policy and Conservation Act, requires vehicle manufacturers to provide vehicles that comply with federally mandated Corporate Average Fuel Economy ("CAFE") standards. Under this Act, a manufacturer earns credits for exceeding the applicable fuel economy standards. Failure to meet the average fleet fuel economy standards can result in the imposition of penalties unless a manufacturer has sufficient fuel economy credits from the preceding three years or projects that it will generate sufficient credits over the succeeding three years. In addition, the Energy Tax Act of 1978 imposes a graduated "Gas Guzzler" tax on automobiles with a fuel economy rating below specified levels, such as the M12. The Company does not anticipate that the amount of these penalties and taxes will be material to the Company or purchasers of the Company's automobiles.

     Vehicle Safety

     Under the National Traffic and Motor Vehicle Safety Act of 1996, NHTSA is required to establish federal motor vehicle safety standards that are practicable, meet the need for motor vehicle safety and are stated in objective terms. NHTSA has announced its intention to upgrade certain existing standards and to establish additional standards in the future. The Company expects to be able to comply with those standards.

     Vehicle Recalls

     Under the Clean Air Act, the EPA may require manufacturers to recall and repair vehicles that fail to meet emission standards established under that Act. Similarly, the Act authorizes the State of California to require recalls for vehicles that fail to meet its emissions standards.

     The Safety Act authorizes NHTSA to investigate reported vehicle problems and to order a recall if it determines that a safety-related defect exists.

     The Company's emissions and safety-related recall costs can be expected to vary widely from year to year, and could be expensive and require time consuming modifications in future periods, depending on the corrective action required to remedy a particular condition and the number of vehicles involved.

     Stationary Source Regulation

     The Company's assembly, manufacturing and other operations are subject to environmental regulation under the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Pollution Prevention Act of 1990 and the Toxic Substances Control Act, as well as a substantial volume of state legislation paralleling and, in some cases, imposing more stringent obligations than the federal requirements. These regulations impose severe restrictions on air and water-born discharges of pollution from the Company's manufacturing facility, the handling of hazardous materials at and the disposal of wastes from this facility. The Company expects its capital requirements for the period 1996 through 2000 will not be substantial related to compliance with these regulations.

EMPLOYEES AND CONSULTANTS

     At March 15, 1996, the Company had 86 full-time employees none of whom are subject to a collective bargaining agreement, and of whom 5 are engaged in engineering, 70 in manufacturing and assembly, and 11 in administrative activities.


ITEM 2.  PROPERTIES.

     The Company currently leases on a month-to-month basis approximately 7,000 square feet of office and warehouse space in Jacksonville, Florida from Lamborghini USA at a rental rate of $7,176 per month.

     The Company also currently leases on a month-to-month basis 22,500 square feet of manufacturing, assembly and warehouse space in Green Cove Springs, Florida at a cost of $5,183 per month from an unrelated party. This facility serves as the Company's manufacturing and assembly facility.


ITEM 3.  LITIGATION

     As described below, the Company and Gerald A. Wiegert are parties to certain legal proceedings which arose principally in connection with the termination in 1993 of Mr. Wiegert as the Company's Chairman, President and Chief Executive Officer. The Company is also a party to certain legal proceedings against persons who acted with Mr. Wiegert in defiance of the Company's Board of Directors.

     In order to gain undisputed access and control over the Company's facilities, assets and business operations, on March 24, 1993, the Company filed an action in the Superior Court of California, Los Angeles County captioned as Vector Aeromotive Corporation v. Gerald A. Wiegert, requesting declaratory relief and a temporary restraining order. On September 14, 1993, the court granted the Company's motion for summary judgment on the declaratory judgment contained in the amended complaint. Specifically, the court entered an order (i) declaring that the Board properly exercised its authority to remove Mr. Wiegert as an officer of the Company; (ii) enjoining Mr. Wiegert from any further dealing with the property or interests of the Company; and (iii) calling for an orderly transfer of day-to-day management of the Company to the Board. To date, the Company believes that Mr. Wiegert has complied with the September 14, 1993 court order by refraining from participation in Company affairs and by transferring day-to-day management of the Company to the Board.

     Although the court granted summary judgment in favor of the Company on its claim for declaratory relief and undisputed, physical control of the Company has been returned to the Board, all other claims in the Company's amended complaint are pending. These claims seek monetary damages in an amount to be proven at trial. Mr. Wiegert has asserted various claims against the Company, including claims for unpaid rent on the Company's former principal facility, which was leased by the Company from Mr. Wiegert; breach of employment agreement; and for the return of business assets which Mr. Wiegert alleges are owned by him rather than by the Company. These claims have been asserted in a separate action filed in the Superior Court of California for Los Angeles County on September 27, 1993 captioned Gerald A. Wiegert v. Vector Aeromotive Corporation. Mr. Wiegert's complaint was dismissed by the court because it contained claims which should have been asserted as cross-claims within the Company's original action against Mr. Wiegert.

     In February 1994, Mr. Wiegert filed a cross-complaint against the Company, its directors, and its outside securities counsel alleging, among other things, breach of employment contract; breach of covenant of good faith and fair dealing; intentional and negligent misrepresentation; interference with contractual advantage and business interest; negligent and intentional infliction of emotional distress; and libel and slander. The Company has challenged the legal sufficiency of the cross-complaint, including subsequent amendments thereof, resulting in elimination of all claims except the claims concerning breach of employment contract by the Company, unpaid rent, conversion, libel and slander. The Company plans to file a motion for summary judgment for the purpose of eliminating Mr. Wiegert's causes of action for conversion, libel, slander and conspiracy. In another action filed by Mr. Wiegert as general partner of Vector Car entitled Vector Car v. Vector Aeromotive Corporation, et al., Mr. Wiegert alleges that the Company assumed a Vector Car debt owed to him of approximately $325,000 and that the Company is obligated to Vector Car under the terms of a $250,000 promissory note payable to Vector Car. The Company intends to vigorously defend this action.

     The three aforementioned actions between the Company and Mr. Wiegert are expected to be tried in 1996.

     The Company has discovered that Mr. Wiegert has filed an application with the United States Patent and Trademark Office to register "Avtech" as a trademark. In December 1994, the Company filed a Notice of Opposition with the Trademark Trial and Appeal Board with respect to such application. On January 25, 1995, a motion to suspend proceedings was granted pending resolution of previously discussed actions between the Company and Mr. Wiegert.

     Subsequent to the Company's initiation of the litigation described above, five related civil lawsuits have been filed in the Superior Court of California for Los Angeles County. In Vector Aeromotive Corporation v. Merrill Lynch, Pierce, Fenner & Smith, Inc. (Case Number BC092389), the Company alleges that subsequent to March 22, 1993, Mr. Wiegert and David Kostka, the Company's former Secretary, acting in cooperation with certain representatives of Merrill Lynch, opened "money-market" accounts which were used to deposit and disburse funds of the Company. The Company contends that Merrill Lynch undertook these activities with knowledge that the Board of Directors' resolutions on which Merrill Lynch acted in establishing such accounts were invalid and unauthorized. In a related action, Merrill Lynch, Pierce, Fenner & Smith v. Vector Aeromotive Corporation (Case No. BC085474), Merrill Lynch interpled those funds which remained in the accounts. In September 1993, the funds then remaining in the account were released to the Company pursuant to court order. Having received the remaining funds in the account, the Company seeks damages in an amount to be proved at trial. This action was ordered to arbitration and the Company has submitted a claim to the National Association of Securities Dealers, Inc. ("NASD") where the dispute will be heard by a three member panel. Merrill Lynch has filed a motion to dismiss the Company's case before the NASD. The Company has opposed the motion, but no decision has been rendered.

     In Vector Aeromotive Corporation v. Tokai Bank of California (Case Number BC092534), the Company alleges that Tokai Bank wrongfully, and with knowledge of the activities of Messrs. Wiegert and Kostka, opened accounts and allowed Mr. Wiegert to disburse corporate funds for purposes not authorized by the Board of Directors. The Company seeks recovery from Tokai Bank of funds wrongfully disbursed to Mr. Wiegert in an amount to be proved at trial. Tokai Bank filed a motion for summary judgment in its favor which was argued and was denied.

     In Vector Aeromotive Corporation v. David Kostka (Case Number BC091267), the Company seeks to recover disbursements made by Messrs. Wiegert and Kostka through the Merrill Lynch and

Tokai Bank accounts described above. The Company alleges that such accounts were established based on the certificate of Mr. Kostka as corporate secretary without the Board of Directors' authorization. Mr. Kostka has filed a cross-complaint for breach of employment contract and will seek damages therefore of approximately $20,000.

     In Vector Aeromotive Corporation v. Barash & Hill, et al. (Case No. BC092390), the Company alleges that the law firm of Barash & Hill, the law firm of Seyfarth, Fairweather & Geraldson, Jerry M. Hill and Anthony H. Barash committed legal malpractice as a result of the conflicts of interest which such firms and lawyers encountered in representing the separate interests of Mr. Wiegert at the expense of the Company and their failure to return funds belonging to the Company.

     The Company intends to vigorously pursue its claims against Mr. Wiegert and the other defendants identified above, and to vigorously defend against the counterclaims asserted in such actions. Other than as described above, the Company is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote security holders through the solicitation of proxies or otherwise.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the NASDAQ SmallCap under the symbol VCAR. The following table sets forth for the periods indicated the high and low closing bid prices for the Company's Common Stock as reported on the NASDAQ SmallCap Market in each calendar quarter for the prior two years. Such prices are interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                           High  Low


               CALENDAR 1994
               First Quarter               1.00  .78
               Second Quarter              .78   .50
               Third Quarter               .62   .44
               Fourth Quarter              .72   .44


               CALENDAR 1995
               First Quarter               .56   .44
               Second Quarter              .50   .34
               Third Quarter               1.00  .47
               Fourth Quarter              1.25  .53

     On March 19, 1996, there were 3,554 holders of record of Common Stock (excluding holders whose securities were held in street or nominee name).

     The Company has not paid a dividend on Common Stock, and intends to retain all earnings for use in its business for the foreseeable future. The Board of Directors, at its discretion, may elect to pay dividends in the future based upon, among other factors, the level of the Company's earnings, capital and future prospects.


ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial information of the Company for each of the periods indicated. This data should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere herein.

                        SUMMARY FINANCIAL INFORMATION
               (AMOUNTS IN 000'S EXCEPT FOR PER SHARE AMOUNTS)


                                        THREE
                          YEAR          MONTHS
                          ENDED         ENDED
                          DECEMBER 31,  DECEMBER 31,                 YEARS ENDED SEPTEMBER 30,
                          1995          1994             1994        1993           1992           1991
                          ------------  ------------     ----        ----           ----           ----
STATEMENTS OF LOSS DATA:

Sales                       $    -      $   360        $    48       $ 1,467         $1,288        $  755
Gross Profit (Loss)            (108)         -              22           517            313           175
Operating Loss               (7,909)       (818)        (4,521)       (4,094)        (4,233)       (5,449)
Net Loss                     (7,653)       (765)        (4,471)       (3,890)        (4,307)      (5,376)
Net Loss per Share             (.19)       (.03)          (.21)         (.28)          (.39)       (1.11)
Cash Dividends per Share       None        None           None          None           None         None
Weighted Average Shares      40,919      24,046         21,511        13,690         10,245        4,832



                                 DECEMBER 31,              DECEMBER 31,                           AT SEPTEMBER 30,
                                 1995                      1994                     1994       1993        1992         1991
                                 -------------             ------------             ----       ----        ----         ----
BALANCE SHEET DATA:

Current Assets                    $1,093                   $  594                  $1,167      $1,326       $2,706       $5,456
Working Capital (deficit)         (2,257)                    (274)                    461        (311)       1,688        4,975
Total Assets                       1,907                    1,295                   1,898       1,698        4,483        7,931
Total Liabilities                  3,350                      933                     771       1,737        1,591        1,974
Shareholders' Equity (deficit)    (1,443)                     361                   1,126         (39)       2,892        5,597


     The Company has not declared or paid any dividend on its Common Shares, and intends to retain all earnings, if any, for use in its business for the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The design, production and sale of exotic sports cars is a capital-intensive business. The capital requirements inherent in this industry, combined with the Company's lack of sales during the development of the Vector M12, have forced the Company to raise significant capital from time to time in order to fund continued operations. The Company had no sales in 1995 and sales in calendar 1994 were extremely limited.

     Because of the Company's lack of sales in 1994 and 1995 and the commencement of production activities in the fourth quarter of 1994, comparisons from period to period have limited meaning.

     The Company ceased production activities in early 1993 and re-commenced production in late 1995. During calendar 1994 and 1995, the Company's efforts focused on the design, development, marketing and commencement of production of the Vector M12. Production of the M12 commenced in October 1995, and in March 1996 the Company sold its first M12. The Company plans to produce at a rate of up to 12 cars per month by the end of 1996.

     Litigation with the Company's former President, Gerald Wiegert, has consumed significant capital and management attention since Mr. Wiegert's termination in March 1993. For further information with respect to this litigation, see Note 10 of Notes to Financial Statements included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through the private and public sale of equity securities. Since October 1, 1992 (the beginning of the Company's fiscal 1993), the Company received approximately $16.5 million in net offering proceeds from the sale of equity securities through January 1996, compared to the Company's aggregate sales of $1.87 million during the same period.

     Since the beginning of fiscal 1993, the Company's principal source of capital has been the private sale of Common Stock and options therefore to V'Power and Setdco. In April 1994, for an aggregate of $2,250,000, V'Power acquired 3,000,000 shares of Common Stock and an option to purchase an additional 6,000,000 shares of Common Stock with a $.75 per share exercise price that expires in April 1996. In January and April 1995, for an aggregate of $6,000,000, V'Power acquired 18,333,333 shares of Common Stock and an option to purchase an additional 50,000,000 shares of Common Stock with a $.43 per share exercise price. This option expires in April 1996. In January 1996, for an aggregate of $5,000,000, V'Power acquired 10,000,000 newly-issued shares of Common Stock and an option expiring January 1997 to acquire an additional 50,000,000 shares of Common Stock with a $.45 per share exercise price.

     The Company received investment bankers' fairness opinions with respect to the 1995 and the 1996 transactions, and the Company believes that these transactions with V'Power were fair to and in the best interests of the Company. There can be no assurance that V'Power will provide additional funds to the Company, either through purchase of additional equity securities from the Company or exercise of the existing option, to satisfy the Company's capital needs.

     In February 1996, a registration statement was filed by the Company with the Securities and Exchange Commission. In addition to registering the shares of the Company's Common Stock issuable upon exercise of the Company's outstanding publicly traded warrants, this registration statement also registered for resale in the market or public or private transactions all 6,000,000 shares of the Company's Common Stock held by Setdco and 10,000,000 shares of the Company's Common Stock held by V'Power.

     At March 15, 1996, the Company had cash and cash equivalents of approximately $1.4 million, representing the unapplied balance of the net proceeds from the private sale to V'Power in January 1996. Net cash used by the Company in 1995 totalled $6,565,000, consisting of $5,892,000 used for research and development and operating activities and $673,000 used in the purchase of capital assets including tooling. The Company anticipates spending significantly less in 1996 for research and development. Although the Company received the first proceeds of the sale of M12 automobiles in March 1996 and anticipates generating an increasing revenue stream from M12 sales, the Company anticipates continued losses and negative cash flow through mid-1996. The Company anticipates that its current funds will be adequate until the Company attains positive cash flow through vehicle sales, the Company may require additional cash resources in order to continue manufacture of the M12 and continue research and development on additional models or for a variety of other reasons. The Company has no commitment from others to provide additional capital, and there can be no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital, when and if needed, it could be forced to either curtail operations or cease business activities altogether.

RESULTS OF OPERATIONS

     For the year ended December 31, 1995, the Company had a net loss of $7,653,000 and no revenues. Cost of sales for the year ended December 31, 1995 were $108,000, representing the cost of a W8 write-down to estimated market and obsolete W8 replacement part inventory written off during the year. In the three-month transition period from October 1 through December 31, 1994, the Company had a net loss of $765,000. During this three-month period two W8's were sold to a related party at cost. During fiscal 1993 four automobiles were sold for a total of $1,466,000, and during fiscal 1994 sales of $48,000 were reported for service and repair work. The Company anticipates continued net losses in each calendar quarter at least through mid-1996. As a firm entering the production stage, the success of the Company will be affected by expenses, operational difficulties and other factors frequently encountered in the development of a business enterprise in a competitive environment, many of which may be beyond the Company's control.

     Total general and administrative expenses decreased from $3,363,000 for the year ended September 30, 1994 to $2,979,000 for the year ended December 31, 1995, an 11% reduction, primarily due to decreases in professional fees from $1,070,000 in 1994 to $659,000 in 1995. Professional fees are expected to continue to decline as various lawsuits are settled or tried. The reduction in professional fees for 1995 was partially offset by increases in salaries and wages and related benefits as the workforce was replenished to become fully operational after the layoffs which occurred in 1994. General and administrative expenses for 1995 also included a litigation settlement totaling $100,000. During the years ended 1995, 1994 and 1993, non-cash compensation expense relating to granting stock options below market value was recorded totaling $133,000, $37,188 and $-0- respectively. General and administrative expense in fiscal 1994 included reclassifications from other income (expense) of $125,000 for litigation expense and $131,000 for relocation expenses.

     Total general and administrative expenses for the year ended September 30, 1993 were $3,189,000, or $174,000 lower than the year ended September 30, 1994. The increase in general and administrative expense in 1994 was caused primarily by higher professional fees, including legal fees. During fiscal 1993 the Company recognized an expense of $698,000 in connection with the relocation of the Company's facility
and the abandonment of certain leasehold improvements and equipment.    General
and administrative expenses for the three months ended December 31, 1994 totaling $558,000 were incurred primarily for professional fees, salary and wages and related benefits and relocation expenses totaling approximately $100,000.

     Research and development has increased from $723,000 in fiscal year 1993 to $4,822,000 for the year ended December 31, 1995 reflecting the expense and concerted efforts in 1995 to complete the design, engineering, development and commencement of production of the Vector M12.

     Other income (expense) for the year ended December 31, 1995 totaling $256,000 included $133,000 of interest income on invested funds and approximately $100,000 of settlements of outstanding obligations. This compares to other income of $133,000 in fiscal year September 30, 1994 resulting primarily from interest income and fees for usage of Vector cars in films and commercials, and $263,000 in fiscal year September 30, 1993 which resulted primarily from the sale of a prototype automobile. Other income during the three months ended December 31, 1994 was $54,000.

     The Company has deferred tax assets at December 31, 1995 totaling $12,775,000 which have a valuation allowance of equal amount established.

New Accounting Standards

     The Company is required to adopt the provisions of Statement of Financing Accounting Standards No. 121, ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of during its fiscal year ending December 31, 1996. SFAS No. 121 requires the recognition and measurement of impairment to long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The effect of the Company's adoption of SFAS No. 121 has not yet been determined.

     The Company is also required to adopt the provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), Accounting for Stock
Based Compensation during its fiscal year ending December 31, 1996.   SFAS No.
123, among other things, requires certain added disclosures regarding the fair value of equity instruments, such as stock options, issued by the Company. In addition, SFAS No. 123 encourages the recognition of expense for the fair value of equity instruments issued by the Company.

     The Company has not yet determined whether the optional expense recognition provisions of SFAS No. 123 will be adopted, and therefore, the effects of adopting SFAS No. 123 have not been determined.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements of the Company are set forth herein beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held in May 1996.


ITEM 11.  EXECUTIVE COMPENSATION.

     Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held in May 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held in May 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item is incorporated herein by reference from the definitive proxy statement to be filed in connection with the Company's Annual Meeting of Stockholders tentatively scheduled to be held in May 1996.




                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM-8-K.

     (A) LIST OF FINANCIAL STATEMENTS AND SCHEDULES FILED AS A PART OF THIS
REPORT:

     (1) FINANCIAL STATEMENTS:



               Report of Independent Certified Public Accountants    F - 2

               Balance Sheets - December 31, 1995,                   F - 3
               December 31, 1994 and September 30, 1994

               Statements of Operations for the year                 F - 4
               ended December 31, 1995, the Transition
               Period Ended December 31, 1994, and the
               years ended September 30, 1994 and
               September 30, 1993

               Statement of Common Stockholders'                     F - 6
               Equity for the year ended December
               31, 1995, the Transition Period
               Ended December 31, 1994, and the years
               ended September 30, 1994 and September
               30, 1993


               Consolidated Statements of Cash Flows for             F - 7
               for the year ended December 31, 1995,
               the Transition Period Ended December 31,
               1994, and the years ended September
               30, 1994 and September 30, 1993

                                       15


               Notes to Financial Statements                         F - 8
               for the year ended December 31, 1995,
               the Transition Period Ended December 31,
               1994, and the years ended September
               30, 1994 and September 30, 1993


     (2)       FINANCIAL STATEMENT SCHEDULES:


               Report of Independent Certified Public Accountants    S - 1

               Schedule II/Valuation and Qualifying Accounts         S - 2



     (B) REPORTS ON FORM 8-K

      Since September 30, 1995, the Company has filed two Current Reports on Form 8-K, dated December 20, 1995 and January 31, 1996, reporting under
      Item 5. Other Events.

     (C)  EXHIBITS





EXHIBIT NO.  DOCUMENT
-----------  -----------------
 *3.1        Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1.1 to the
             Company's Annual Report on Form 10-K for the year ended September 30, 1994, Exhibit 3.1.2 to the Company's
             Registration Statement on Form S-1 (File No. 33-35458)("Form S-1 No. 33-35458"), and Exhibit 3.01 to the
             Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 ("March 1995 Form 10-Q"))

 *3.2        Bylaws of the Company (incorporated  by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18
             (File No. 33-20456-LA)("Form S-18")

 *4.1        Form of specimen certificate for 1991 Warrants of the Company (incorporated by reference to Exhibit4.1.2 to the
             Company's Registration Statement on Form S-1 File No. 33-39281)("Form S-1 No. 33-39281")

 *4.2        Form of 1991 Warrant Agreement between American Securities Transfer, Inc. and the Company (incorporated  by reference to Exhibit 4.1.3 to the Company's Form S-1 No. 33-39281)

 *4.3        Form of Representative's Warrant issued in connection with the 1991 public offering (incorporated  by reference to
             Exhibit 4.2 to the Company's Form S-1 No. 33-39281)

 *4.4        Form of specimen certificate for 1990 Warrants of the Company (incorporated by reference to Exhibit 4.1.2 to the
             Company's Registration Statement on Form S-1 No. 33- 35458)



       *4.5 Form of 1990 Warrant Agreement between American Securities
            Transfer, Inc. and the Company (incorporated by reference to Exhibit 4.1.3 to the Company's Form S-1 No. 33-35458)

       *4.6 Form of Representative's Warrant issued in connection with the 1991 public offering] (incorporated by reference to Exhibit
            4.2 to the Company's Form S-1 No. 33- 35458)

       *4.7 Payment Agreement, including stock options, between the Company and Corporate Relations Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form
            10-Q for the period ended September 30, 1995)

       *4.8 Warrant dated August 1, 1991 entitling Gerald A Wiegert to purchase 1,000,000 shares of common stock (incorporated  by reference to Exhibit 10.2.6 to the Company's Form S-1 No. 33-
            39281)

      *10.1 Share Purchase Agreement dated October 28, 1992 between the
            Company and Setdco Engineering, Inc. (incorporated  by reference to
            Exhibit 10.1.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 ("1994 Form 10-K)

      *10.2 Amended Share Purchase Agreement dated April 29. 1994 between the Company and V'Power Corporation (incorporated by reference to Exhibit 10.1.2 to the Company's 1994 Form 10-K)

      *10.3 Share Purchase Agreement dated January 6, 1995 between the
            Company and V'Power Corporation (incorporated by reference to Exhibit to the Company's Form 8-K dated January 12, 1995 ("January
            1995 Form 8-K"))

      *10.4 Form of Registration Rights Agreement dated January 6, 1995 between the Company and V'Power Corporation (incorporated by reference to Exhibit to the Company's January 1995 Form 8-K)

      *10.5 Form of Option Agreement dated April 18, 1995 between the
            Company and V'Power Corporation (incorporated by reference to Exhibit to the Company's January 1995 Form 8-K)

      *10.6 1994 Omnibus Stock Plan (incorporated  by reference to
            Exhibit 10.2.1 to the Company's 1994 Form 10-K)

      *10.7 1992 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2.2 to the Company's 1994 Form 10-K)

      *10.8 1992 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2.3 to the Company's 1994 Form 10-K)




*10.9 1990 Incentive Stock Option Plan (incorporated by reference to the Company's Form S-1 No. 33-35458)

*10.10 1990 Non-Qualified Stock Option Plan (incorporated by reference to the Company's Form S-1 No. 33-35458)

*10.11  1988 Incentive Stock Option Plan (incorporated by reference to the
        Company's Form S-18)

*10.12 1988 Non-Qualified Stock Option Plan (incorporated by reference to the Company's Form S-1 No. 33-35458)

*10.14  Commercial Sublease between the Company and Lamborghini USA, Inc. dated
        November 1994 (incorporated by reference to Exhibit 10.3.2 to the Company's 1994 Form 10-K)

*10.15  Agreed Contract between the Company and Automobili Lamborghini, S.p.A.
        for Engine Development Program and Engine Purchase Agreement
        (incorporated by reference to Exhibit 10.01 to the Company's March 1995
        Form 10-Q and Exhibit 10.01 to the Company's Amendment No. 1 to the
        March 1995 Form 10-Q on Form 10-Q/A)

*10.16 Share Purchase Agreement, including form of option and registration rights agreements, dated December 29, 1995 by and between the Company and V'Power Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 24, 1996)

*10.17  Form of Warrant Agreement with respect to 1993 Officer and Director
        Warrant Plan (incorporated by reference to  Exhibit 4.4 to the Company's
        Registration Statement on Form S-8 (File No. 33-300073)

 23.1   Consent of BDO Seidman

 27.1   Financial Data Schedule (for SEC use only)

____________
     *Incorporated by reference.

                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VECTOR AEROMOTIVE CORPORATION


                                             By  /s/ D. Peter Rose
                                                 -----------------------------
                                                 D. Peter Rose, President

Dated:   March 29, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                  Title                                   Date
----------------------------------------------------------------------------------------------------
/s/ D. Peter Rose                    Director; President                       March  29, 1996
---------------------------          (Principal Executive Officer and
D. Peter Rose                        Principal Financial Officer)



/s/ Richard J. Aprahamian            Director                                  March  29, 1996
---------------------------
Richard J. Aprahamian


/s/ Sudjaswin E.L.                   Director                                  March  29, 1996
---------------------------
Sudjaswin E.L.


/s/ Michael J. Kimberley             Director                                  March  29, 1996
---------------------------
Michael J. Kimberley


/s/ George J. Fencl                  Director                                  March  29, 1996
---------------------------
George J. Fencl


/s/ Janna L. Connolly                Chief Accountant                          March  29, 1996
---------------------------          (Principal Accounting
Janna L. Connolly                    Officer)

                                                Vector Aeromotive Corporation
                                                                        Index


 Report of Independent Certified Public Accountants             F-2

 Financial Statements

     Balance Sheets                                             F-3
     Statements of Operations                                   F-4
     Statements of Shareholders' Equity (Deficit)               F-5
     Statements of Cash Flows                                   F-6

 Notes to Financial Statements                                  F-8

 Report of Independent Certified Public
  Accountants on Financial Statement Schedule                   S-1

 Financial Statement Schedule

     Schedule II Valuation and Qualifying Accounts              S-2




All other schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

Report of Independent Certified Public Accountants



Board of Directors
Vector Aeromotive Corporation
Jacksonville, Florida


We have audited the accompanying balance sheets of Vector Aeromotive Corporation as of December 31, 1995 and 1994 and September 30, 1994 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1995, September 30, 1994 and 1993 and the three months ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vector Aeromotive Corporation at December 31, 1995 and 1994 and September 30, 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, September 30, 1994 and 1993 and for the three months ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in the summary of significant accounting policies to the financial statements, in 1994 the Company changed its financial reporting period from a fiscal year ending September 30 to a calendar year end.


                                BDO SEIDMAN, LLP

Orlando, Florida
February 16, 1996

                                                   Vector Aeromotive Corporation

                                                                  Balance Sheets


                                                                 December 31,    December 31,   September 30,
                                                                         1995            1994            1994
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $       12,370    $      7,809    $    264,005
  Account receivable - related party                                        -          50,000               -
  Inventories                                                         801,560         286,347         646,347
  Prepaid expenses and other                                          279,306          17,136          23,765
  Court bond receivable                                                     -         232,803         232,803
--------------------------------------------------------------------------------------------------------------
  Total current assets                                              1,093,236         594,095       1,166,920

PROPERTY AND EQUIPMENT, NET                                           618,083         567,860         597,779

OTHER                                                                 195,250         132,833         132,833
--------------------------------------------------------------------------------------------------------------
                                                               $    1,906,569    $  1,294,788    $  1,897,532
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable:
   Trade                                                       $      814,932    $    528,170    $    293,697
   Related parties                                                    683,735               -               -
  Accrued expenses                                                    632,891         162,093         234,572
  Loans payable to related parties                                  1,178,200         178,200         178,200
  Customer deposits                                                    40,000               -               -
--------------------------------------------------------------------------------------------------------------
  Total current liabilities                                         3,349,758         868,463         706,469

CUSTOMER DEPOSITS                                                           -          65,000          65,000
--------------------------------------------------------------------------------------------------------------
  Total liabilities                                                 3,349,758         933,463         771,469
--------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 6, 10, 11 and 12)                      -               -               -
--------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.10 per share;
   5,000,000 shares authorized; none issued                                 -               -               -
  Common stock, par value $.01 per share;
   600,000,000 shares authorized; issued and
   outstanding 42,664,699 and 24,046,366                              426,646         240,463         240,463
  Capital in excess of par value                                   31,873,608      26,211,740      26,211,740
  Accumulated deficit                                             (33,743,443)    (26,090,878)    (25,326,140)
--------------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                             (1,443,189)        361,325       1,126,063
--------------------------------------------------------------------------------------------------------------
                                                               $    1,906,569    $  1,294,788    $  1,897,532
==============================================================================================================

                               See accompanying notes to financial statements.

                                                   Vector Aeromotive Corporation

                                                        Statements of Operations


                                                                   Three
                                                    Year          Months               Year              Year
                                                   Ended           Ended              Ended             Ended
                                            December 31,    December 31,      September 30,     September 30,
                                                    1995            1994               1994              1993
--------------------------------------------------------------------------------------------------------------
SALES, net                               $             -      $  360,000      $      48,420     $   1,466,540
COST OF SALES                                    108,390         360,000             26,730           950,000
--------------------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                             (108,390)              -             21,690           516,540
--------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  General and administrative                   2,978,871         557,630          3,363,149         3,189,012
  Research and development                     4,427,073         260,219          1,179,545           723,115
  Abandonment of property
   and equipment                                 394,482               -                  -           698,066
--------------------------------------------------------------------------------------------------------------
  Total costs and expenses                     7,800,426         817,849          4,542,694         4,610,193
--------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                (7,908,816)       (817,849)        (4,521,004)       (4,093,653)
--------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Other income                                   256,251          54,265            133,169           262,692
  Other expense                                        -          (1,154)           (83,197)          (58,766)
--------------------------------------------------------------------------------------------------------------
                                                 256,251          53,111             49,972           203,926
--------------------------------------------------------------------------------------------------------------
NET LOSS                                 $    (7,652,565)     $ (764,738)     $  (4,471,032)    $  (3,889,727)
==============================================================================================================
NET LOSS PER SHARE                       $          (.19)     $     (.03)     $        (.21)    $       (0.28)
==============================================================================================================
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                          40,919,421      24,046,366         21,510,629        13,689,982
==============================================================================================================

                                See accompanying notes to financial statements.

                                                   Vector Aeromotive Corporation

                                    Statements of Shareholders' Equity (Deficit)



                                          Common Stock           Capital in
                                       ------------------        Excess of       Accumulated
                                     Shares        Amount        Par Value           Deficit          Total
--------------------------------------------------------------------------------------------------------------
BALANCE, September 30, 1992      13,484,443     $ 134,844     $ 19,722,452     $ (16,965,381)    $  2,891,915

Issuance of shares for cash       2,000,000        20,000          700,000                 -          720,000
Issuance of stock option
  for cash                                -             -          118,000                 -          118,000
Issuance of shares for services     336,643         3,367          117,102                 -          120,469
Forfeiture of shares               (342,457)       (3,425)           3,425                 -                -
Net loss for the year                     -             -                -        (3,889,727)      (3,889,727)
--------------------------------------------------------------------------------------------------------------
BALANCE, September 30, 1993      15,478,629       154,786       20,660,979       (20,855,108)         (39,343)

Issuance of shares for cash       3,000,000        30,000        2,220,000                 -        2,250,000
Issuance of stock option
  for cash                                -             -          120,000                 -          120,000
Exercise of stock options         6,048,000        60,480        2,950,020                 -        3,010,500
Issuance of stock warrants and
  options for services                    -             -          255,938                 -          255,938
Forfeiture of shares               (480,263)       (4,803)           4,803                 -                -
Net loss for the year                     -             -                -        (4,471,032)      (4,471,032)
--------------------------------------------------------------------------------------------------------------
BALANCE, September 30, 1994      24,046,366       240,463       26,211,740       (25,326,140)       1,126,063

Net loss for the period                   -             -                -          (764,738)        (764,738)
--------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1994       24,046,366       240,463       26,211,740       (26,090,878)         361,325

Forfeiture of shares                 (5,000)          (50)              50                 -                -
Issuance of common stock         18,333,333       183,333        4,922,144                 -        5,105,477
Issuance of stock option
  for cash                                -             -          464,134                 -          464,134
Issuance of common stock as
  payment of consulting fees        290,000         2,900          142,100                 -          145,000
Issuance of common stock options
  as compensation                         -             -          133,440                 -          133,440
Net loss for the year                     -             -                -        (7,652,565)      (7,652,565)
--------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995       42,664,699     $ 426,646     $ 31,873,608     $ (33,743,443)    $ (1,443,189)
===============================================================================================================

                                See accompanying notes to financial statements.

                                                  Vector Aeromotive Corporation

                                                       Statements of Cash Flows


                                                                      Three
                                                        Year         Months             Year             Year
                                                       Ended          Ended            Ended            Ended
                                                December 31,   December 31,    September 30,    September 30,
                                                        1995           1994             1994             1993
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $   (7,652,565)    $ (764,738)    $ (4,471,032)    $ (3,889,727)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                     165,546         30,819          224,220          775,267
   Gain on sale of fixed assets                            -              -           (3,059)               -
   Abandonment of property and equipment             394,482              -                -          698,066
   Issuance of common stock for services             145,000              -                -          120,469
   Issuance of common stock warrants and
     options for services                            133,440              -          255,938                -
  Increase (decrease) from changes in:
   Related party account receivable                   50,000        (50,000)               -                -
   Inventories                                      (515,213)       360,000           41,975        1,409,136
   Prepaid expenses and other assets                (262,170)         6,629          (13,665)          50,014
   Court bond receivable                             232,803              -         (232,803)               -
   Accounts payable                                  970,497        234,473         (283,323)         312,117
   Accrued expenses                                  470,798        (72,479)        (237,587)         206,493
   Customer deposits                                 (25,000)             -          (35,000)        (297,890)
   Reserve for loss contingency                            -              -                -         (395,000)
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities             (5,892,382)      (255,296)      (4,754,336)      (1,011,055)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment             (610,251)          (900)        (612,578)         (78,493)
  Decrease in notes receivable                             -              -           25,000                -
  Proceeds from sale of property
   and equipment                                           -              -            9,725                -
  (Increase) decrease in other assets                (62,417)             -           23,000                -
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities               (672,668)          (900)        (554,853)         (78,493)
----------------------------------------------------------------------------------------------------------------

                                                 Vector Aeromotive Corporation

                                                      Statements of Cash Flows


                                                                      Three
                                                        Year         Months             Year             Year
                                                       Ended          Ended            Ended            Ended
                                                December 31,   December 31,    September 30,    September 30,
                                                        1995           1994             1994             1993
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) from changes in
   settlement receivable/payable, net                      -              -         (185,000)         185,000
  Note payable                                             -              -                -          (85,000)
  Proceeds (repayment) from loans payable
   to related party                                1,000,000              -                -           (4,500)
  Exercise of stock options                                -              -        3,010,500                -
  Net proceeds from the issuance of
   common stock options                              464,134              -                -                -
  Net proceeds from the issuance
   of common stock                                 5,105,477              -        2,370,000          838,000
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities          6,569,611              -        5,195,500          933,500
----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 4,561       (256,196)        (113,689)        (156,048)

CASH AND CASH EQUIVALENTS,
  beginning of period                                  7,809        264,005          377,694          533,742
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of period                               $       12,370     $    7,809     $    264,005     $    377,694
================================================================================================================

                                 See accompanying notes to financial statements.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


1.   Summary of             Nature of Business
     Significant
     Accounting             Vector Aeromotive Corporation (the "Company") is
     Policies               engaged in the design, development and
                            marketing of exotic sports cars. Beginning in 1994, the Company has been engineering, developing and testing the Vector M12 automobile. Production of the first M12s commenced in October 1995.

                            The Company purchased the assets of its
                            predecessor in 1987 and produced a total of 22 of its first production model, the Vector W8. Production of the W8 ceased in 1993.

                            Cash Equivalents

                            For purposes of the statement of cash flows, all highly liquid investments with a maturity date of three months or less are considered to be cash equivalents. Cash and cash equivalents include checking accounts and money market funds.

                            Inventories

                            Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                            Property and Equipment

                            Property and equipment consists substantially of equipment used in the manufacturing process and is stated at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method. Leasehold improvements are being amortized using the straight-line method over the anticipated term of the respective lease. Depreciation of tooling is based on a straight-line method over 5 years.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


1.   Summary of             Revenue Recognition
     Significant
     Accounting             Revenues resulting from automobile sales are
     Policies               recognized when the automobiles are delivered.
     (Continued)            Customer deposits received in advance of delivery
                            are recorded as a liability until revenue is recognized.

                            Research and Development Costs

                            Research and development costs are expensed as incurred.

                            Stock Options

                            The difference between the fair market value and the exercise price, if below fair market value, of a stock option granted by the Company is charged to expense in the period in which the option is granted.

                            Warranty Expense

                            The Company offers a limited 24-month warranty covering defects in material and workmanship on its Vector M12. The Vector W8 warranty was for a 12-month period. Costs related to product warranty are estimated and included in cost of sales at time of sale.

                            Change in Method of Accounting for Income Taxes

                            Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


1.   Summary of             Statement of Financial Accounting Standards No.
     Significant            107, "Disclosures about Fair Value of Financial
     Accounting             Instruments," requires disclosure of fair value
     Policies               information about financial instruments. Fair value
     (Continued)            estimates discussed herein are based upon certain
                            market assumptions and pertinent information available to management as of December 31, 1995.

                            The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and equivalents, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

                            Use of Estimates

                            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates.

                            Change in Year End

                            The Company changed its fiscal year end from September 30 to December 31 during 1994. Accordingly, the December 31, 1994 statements of operations, shareholders' equity and cash flows are for the three months then ended.

                            Reclassifications

                            Certain amounts in the September 30, 1994 and 1993 financial statements have been restated to conform to current year presentations.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


2.   Inventories    Inventories are summarized as follows:

                                                  December 31,      December 31,     September 30,
                                                          1995              1994              1994
                    -------------------------------------------------------------------------------
                    Raw materials                 $    447,167        $  286,347        $  286,347
                    Work-in-process                    254,393                 -                 -
                    Finished goods                     100,000                 -           360,000
                    --------------------------------------------------------------------------------
                                                  $    801,560        $  286,347        $  646,347
                    ================================================================================

                    Raw materials inventory is recorded net of reserve for inventory obsolescence of $185,024 as of December 31, 1995. Cost of sales for 1995 includes an $80,000 write down to market of the value of the discontinued Vector W8 automobile in finished goods inventory and a write down of related replacement parts. During the year ended September 30, 1993, $220,000 was charged against inventories to write off obsolete materials used in the production of the discontinued Vector W8 automobile.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


3. Property      Property and equipment are summarized as follows:
   and
   Equipment

                                            Useful     December 31,    December 31,  September 30,
                                             Lives             1995            1994           1994
                    --------------------------------------------------------------------------------
                    Leasehold
                     improvements          5 years    $      22,260    $         -     $         -
                    Tooling                5 years          547,255         631,982        631,082
                    Machinery and
                      equipment            5 years          326,803         310,830        310,830
                    Office equipment       5 years           98,034         95,214          95,214
                    Computers              3 years          139,727         117,784        117,784
                    Vehicles               5 years           30,283         30,283          30,283
                    -------------------------------------------------------------------------------
                                                          1,164,362       1,186,093      1,185,193
                    Less accumulated
                     depreciation                           546,279         618,233        587,414
                    --------------------------------------------------------------------------------
                                                      $     618,083    $    567,860    $   597,779



Prior to August 1994, the Company leased its primary operating facility from its former President. During October 1992, the lease on this facility expired and the lease, along with leases on other facilities, continued on a month-to-month basis. As management of the Company anticipated renewing the leases, it was the Company's policy to amortize leasehold improvements over five years, the anticipated lease term. As a result of litigation between the Company and its former President (see Note 10), management of the Company relocated operations to new facilities in August 1994. Accordingly, included in abandonment of property and equipment for the year ended September 30, 1993 is $423,666 representing the net book value of leasehold improvements associated with the original facilities.

Additionally, during the year ended September 30, 1993, the Company discontinued production of the model Vector W8. Accordingly, certain tooling with a net book value of $274,400 specifically related to the Vector W8 was expensed.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements



4. Accrued          Accrued expenses consist of the following:
   Expenses

                                                  December 31,      December 31,     September 30,
                                                          1995              1994              1994
                    -------------------------------------------------------------------------------

                    Compensation and
                     employee benefits            $    126,038        $   42,801        $   61,112
                    Interest                            70,324            47,207            47,207
                    Legal settlement                    80,000                 -                 -
                    Other                              356,529            72,085           126,253
                    --------------------------------------------------------------------------------

                                                  $    632,891        $  162,093        $  234,572
                    ================================================================================

5. Loans Payable    Loans payable to related parties consist of following:
   to Related
   Parties

                                                      December 31,    December 31,   September 30,
                                                              1995            1994            1994
                    -------------------------------------------------------------------------------
                    Unsecured note payable, bearing
                     interest at 9%, due on demand.
                     The Company's ultimate liability
                     in connection with this note is
                     subject to dispute (see Note 10).    $103,200        $103,200        $103,200

                    Unsecured note payable, noninterest-
                     bearing, due on demand. The
                     Company's ultimate liability in
                     connection with this note is
                     subject to dispute (see Note 10).      75,000          75,000          75,000

                    Unsecured note payable to a
                     stockholder, bearing interest at
                     12%. This note was paid in full
                     from the proceeds of the
                     Company's 1996 common stock
                     offering (see Note 6).              1,000,000               -               -
                    --------------------------------------------------------------------------------
                    Total loans payable to related
                     parties                            $1,178,200        $178,200        $178,200
                    =================================================================================

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements



6. Stock Offerings          On July 25, 1992, the Company entered into a letter
                            of intent with Eagle Holdings Limited (Eagle), acting on behalf of Setdco Engineering Corporation
                            (Setdco), pursuant to which Eagle initially purchased 2,000,000 common shares of the Company for $.50 per share for a total purchase price of $1,000,000 and agreed to purchase an additional
                            2,000,000 common shares. On September 25, 1992, the letter of intent was supplemented, and Eagle purchased 1,000,000 common shares for $500,000. The remaining 1,000,000 common shares were acquired by Eagle for $500,000 on November 6, 1992.

                            During fiscal 1993, in connection with a warrant initially issued to the then- President of the Company (see Note 7), 1,000,000 common shares were issued to Setdco for $220,000. Additionally, effective October 28, 1992, the Company entered into an option agreement with Setdco whereby in exchange for $118,000 Setdco was granted an option to purchase up to 6,000,000 common shares for $.50 per share. During fiscal 1994, Setdco assigned its option to V'Power Corporation, a Bahamian corporation, who exercised the option in full, thereby purchasing 6,000,000 common shares for $3,000,000.

                            On January 14, 1994, the Company entered into a Share Purchase Agreement with V'Power Corporation which provided for the Company's issuance of 3,000,000 common shares to V'Power Corporation at a price of $.75 per share. The Share Purchase Agreement also provided that the Company, in exchange for $120,000, enter into an option agreement whereby the Company issued to V'Power Corporation an option to acquire 6,000,000 additional common shares at a price of $.75 per share for a period of one year from the closing date. During 1995, the expiration date of the options was extended to April 28, 1996 by the Board of Directors of the Company.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


6. Stock Offerings          On January 6, 1995, the Company entered into a
   (Continued)              Share Purchase Agreement with V'Power Corporation
                            which provided for the Company's issuance of 18,333,333 common shares to V'Power Corporation at a price of $.30 per share. The Share Purchase
                            Agreement also provided that the Company, in exchange for $500,000, enter into an option agreement whereby the Company issued to V'Power
                            Corporation an option to acquire 50,000,000 additional common shares at a price of $.43 per share for a period of one year from the closing date. The proceeds from the issuance of the common shares and the option agreement were recorded net of related offering costs of $394,523 and $35,866, respectively.

                            Subsequent to December 31, 1995, the Company entered into a Share Purchase Agreement with V'Power Corporation which provided for the Company's issuance of 10,000,000 common shares to V'Power Corporation at a price of $.45 per share. The Share Purchase Agreement also provided that the Company, in exchange for $500,000, enter into an option agreement whereby the Company issued to V'Power Corporation an option to acquire 50,000,000 additional common shares at a price of $.45 per share expiring on January 24, 1997. The Company received cash proceeds under this Share Purchase Agreement of $4,000,000, which was net of the payment of a $1,000,000 note payable to V'Power Corporation that was outstanding at December 31, 1995 (see Note 5). See Note 15 for unaudited proforma effects of the above transaction.

7. Stock Options            Common Shares Reserved
   and Warrants
                            At December 31, 1995, the Company had reserved common stock for the following purposes:


                            ------------------------------------------------------------------------------
                            Stock option plans                                                   1,612,000
                            V'Power stock options                                               56,000,000
                            Consultant stock options                                               500,000
                            Consultant common stock                                                350,000
                            Warrants                                                             9,950,000
                            ------------------------------------------------------------------------------
                            Total common shares reserved                                        68,412,000
                            ==============================================================================

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


7. Stock Options            The Company has three incentive stock option
   and Warrants             plans for key officers and employees, three
   (Continued)              nonqualified stock option plans for officers,
                            employees, directors and consultants and an omnibus stock plan for employees, consultants and directors that has issued stock options and is authorized to issue restricted and unrestricted common stock and stock appreciation rights. The options are generally exercisable over nine years beginning one year from the date of grant. The plans at December 31, 1995 are summarized as follows:

                                                                          Options                   Option
                                                              Options   Available     Options        Price
                            Plan Description                 Approved   for Grant Exercisable    Per Share
                            ------------------------------------------------------------------------------
                            1988 incentive plan                40,000      40,000           -            -
                            1988 nonqualified                 120,000      34,000      78,000         $.22
                            1990 incentive plan               100,000     100,000           -            -
                            1990 nonqualified                 100,000           -      60,000         $.22
                            1992 incentive plan               150,000     150,000           -            -
                            1992 nonqualified                 150,000           -     150,000         $.22
                            1994 omnibus plan               1,000,000     166,000     834,000         $.38
                            -----------------------------------------------------------------
                                                            1,660,000     490,000   1,122,000
                            =================================================================

                            Changes in stock options outstanding within the above plans are summarized as follows:

                                                                                                  Option
                                                                               Options             Price
                                                                                                 Per Share
                            ------------------------------------------------------------------------------

                            Outstanding, September 30, 1992                    210,969        $.22 - 7.50
                               Granted                                          40,000        $.22
                               Canceled                                        (84,969)       $.22 - 7.50
                            ------------------------------------------------------------------------------
                            Outstanding, September 30, 1993                    166,000        $.22
                               Granted                                         170,000        $.22
                               Exercised                                       (48,000)       $.22
                            ------------------------------------------------------------------------------
                            Outstanding, September 30, 1994 and
                               December 31, 1994                               288,000        $.22
                                  Granted                                      834,000        $.38
                            -------------------------------------------------------------------------------
                            Outstanding, December 31, 1995                   1,122,000        $.22 -   .38
                            ===============================================================================

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


7. Stock Options            Common Stock Options Issued as Compensation
   and Warrants
   (Continued)              During the years ended December 31, 1995 and
                            September 30, 1994, compensation expense of $133,440 and $37,188, respectively, was recognized on common stock options granted at less than fair market value. All such vested options were recorded as additional paid-in capital. No compensation expense related to stock options was recorded for the three months ended December 31, 1994 and the year ended September 30, 1993 since all options granted in those periods were at a price equal to or greater than the market price at the date of grant.

                            Stock Warrants

                            At December 31, 1995, the Company had common stock and unit warrants exercisable and outstanding summarized as follows:

                                                              Number of           Number of       Exercise
                            Expiration Date                    Warrants               Units          Price
                            -------------------------------------------------------------------------------
                            August 12, 1996                   6,650,000                   -       $   1.50
                            April 11, 1996                      300,000                   -           1.25
                            August 1, 1996                    1,000,000                   -           1.00
                            August 12, 1996                           -             500,000           1.50
                            November 18, 1998                 1,000,000                   -            .22
                            ---------------------------------------------------------------

                                                              8,950,000             500,000
                            ===============================================================

                            Upon the exercise of the unit warrants, the holders will receive one share of the Company's common stock and one warrant for the purchase of Company common stock at an exercise price of $1.20 per share.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


7. Stock Options            On September 22, 1992, the Company granted to the
   and Warrants             then-President of the Company a warrant to purchase
   (Continued)              an additional 1,000,000 common shares at an
                            exercise  price of $.22 per share which
                            approximated the then market price. The warrant may be exercised for a period of four years commencing on September 22, 1993. On December 23, 1992, the then-President of the Company assigned his rights under this warrant to Setdco Engineering Corporation
                            (see Note 6).

                            In October 1993, the Company issued 1,000,000 common stock warrants with an exercise price of $.21875 per share to certain directors and employees of the Company. The fair market value of the Company's common stock at the date of issuance of these warrants was $437,500 ($.4375 per share) for 1,000,000 warrants. The total amount recorded as expense related to these warrants amounted to $218,750.

                            During 1995, the exercise price of 400,000
                            warrants was reduced from $4.68 per share to $1.50 per share, and the related expiration dates were extended from November 14, 1995 to August 12, 1996. Additionally, the expiration date of another 300,000 warrants was extended from January 1, 1996 to April 11, 1996.

                            Subsequent to December 31, 1995, 332,500
                            warrants were exercised at an exercise price of $.22 per share.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


8. Income Taxes             The Company adopted Statement of Financial
                            Accounting Standards No 109 (FAS 109),"Accounting for Income Taxes," for the fiscal year beginning
                            October 1, 1993. FAS 109 is an assets and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The components of the net deferred tax assets consist of the following:

                                                                                                     1995
                            ------------------------------------------------------------------------------
                            Deferred tax assets:
                               Net operating loss carryforwards                         $       11,485,000
                               Tax credit carryforwards                                            777,000
                               Bad debts                                                           179,000
                               Inventory reserves                                                   70,000
                               Inventory overhead                                                  149,000
                               Compensation from stock options                                      50,000
                               Depreciation                                                         49,000
                               Other                                                                16,000
                            ------------------------------------------------------------------------------
                            Gross deferred income tax assets                                    12,775,000
                            Valuation allowance                                                (12,775,000)
                            -------------------------------------------------------------------------------
                            Total deferred income tax assets                            $                -
                            ===============================================================================

                            The Company had unused net operating losses for income tax purposes, expiring in various amounts from 2003 through 2010, of approximately $30,522,000 at December 31, 1995 for carryforward against future years' taxable income. However, as a result of the Company's stock offerings (see Note 6), these NOLs will be limited each year under the provisions of
                            Section 382 of the Internal Revenue Code of 1986, as amended.

                            The tax benefit of these losses has been offset by a valuation allowance due to the uncertainty of its realization.

                            The Company has research and development tax credit carryforwards of approximately $777,000 which expire between 2005 and 2008.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


9.  Net Loss                Net loss per share was calculated based on the
    Per Share               weighted average shares outstanding during the
                            year. Shares held in escrow pursuant to an escrow agreement between the former President of the Company and the Company have not been included in the weighted average shares outstanding during the periods as their inclusion would be antidilutive.
                            Also, the effect of outstanding stock options and warrants was not included in the calculations as their effect was antidilutive.

10. Litigation              On March 22, 1993, the Company's Board of
                            Directors (the Board) determined that Gerald A.
                            Wiegert's (the former President of the Company) employment as an officer and employee of the Company should be terminated. Mr. Wiegert disputed the Board's authority to terminate his employment and refused to relinquish control over the Company's assets and operations. This dispute between the Company, acting through its Board and certain executive officers, and Mr. Wiegert is the subject of an ongoing civil lawsuit which was commenced by the Company on March 26, 1993.

                            On September 14, 1993, the Company obtained a court order confirming the validity of Mr. Wiegert's termination, and control of the Company's assets and business affairs has been returned to the Board. Significant claims made by the Company against Mr. Wiegert, and by Mr. Wiegert against the Company, seeking monetary damages are pending.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


10.    Litigation           On May 12, 1993, the Company filed an amended
       (Continued)          complaint with the Los Angeles County Superior
                            Court. The amended complaint contains ten separate claims for relief, including claims based on breach of fiduciary duty; breach of employment agreement; conversion of Company assets;
                            and fraud. In general, these claims are based on allegations that Mr. Wiegert, through a variety of devices and transactions, has converted for his own benefit or the benefit of his family members cash, assets and business opportunities belonging to the Company. These claims seek monetary damages in an amount to be proven at trial.

                            Subsequent to the Company's initiation of the lawsuit described above, additional civil lawsuits have been filed wherein the Company seeks damages from its former corporate secretary, former lawyers of the Company, and financial institutions holding Company funds, respectively. In general, these cases relate to participation of the respective defendants in transactions or conduct directed by Mr. Wiegert subsequent to March 22, 1993.

                            In connection with the above matters,
                            management of the Company has identified certain amounts which management believes are due from Mr. Wiegert and others totalling $475,479 at September 30, 1993. As the ultimate determination of amounts due are the subject of litigation which is in the discovery stage and as the ultimate collectibility of such amounts is uncertain, the balance has been fully reserved and is included in general and administrative expense for the year ended September 30, 1993.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


10.    Litigation           Mr. Wiegert has asserted various claims against
       (Continued)          the Company, including claims for unpaid rent
                            on the Company's former principal facility, which was leased by the Company from Mr.
                            Wiegert, and for eviction of the Company from the facility; breach of employment agreement; and for the return of business assets which Mr. Wiegert alleges are owned by him rather than the Company.
                            The Company intends to contest those matters vigorously and in the opinion of management, the ultimate outcome will not have a material impact on the Company's financial condition. Mr. Wiegert also alleges that the Company has failed to pay principal and accrued interest under two promissory notes allegedly payable by the Company to Vector
                            Car, a partnership controlled by Mr. Wiegert. At
                            December 31, 1995, the Company had recorded amounts due relating to the promissory notes mentioned above totalling $178,200 plus accrued interest of $70,324 (see Note 5). This claim is being disputed by the Company.

                            In connection with the settlement of a dispute resulting from the sale of a Vector W8 for $367,360 in 1993, the Company was obligated to pay to the buyer $410,000. The sale and related cost of sale were reversed in 1993, and a liability for the obligation was recorded. During fiscal 1994, the Company paid the $410,000, and the Vector W8 was returned to the Company. Included in other expense for 1993 is $42,640 representing the difference between the amount received by the Company and the Company's obligation of $410,000.

                            In March 1992, an individual filed a complaint in the Los Angeles County Superior Court. The complaint set forth five claims for relief, only one of which was directed against the Company for breach of contract. The complaint was based upon bills submitted by this individual for services rendered to Mr. Wiegert. The claim for relief alleged that the Company received the benefits of the alleged agreement. The action was tried in December 1993, and in April 1994, the individual was awarded a judgment of $171,420 plus interest from July 9, 1990. The Company filed an appeal and posted an appeal bond of $357,000. During 1995, the Company reached a settlement related to this action in the total amount of $125,000 which was recorded in 1994. The related court bond was returned to the Company, net of the settlement amount in 1995.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


10.    Litigation           In June 1994, an individual and a company (the
       (Continued)          "Plaintiffs") filed a complaint against the
                            Company in the Los Angeles County Superior
                            Court. The complaint set forth six claims for breach of contract, fraud, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, restitution and quantum merit. The complaint alleged that the Plaintiffs performed services with respect to a public offering and that under the terms of a finder's agreement, the Plaintiffs were entitled to compensation for services allegedly rendered in connection with the public offering. The Plaintiffs were seeking special damages of $155,000 plus interest from August 19, 1991 and general damages in the sum of $500,000 plus interest from August
                            19, 1991. During 1995, the Company reached a settlement related to this action in the total amount of $100,000.

                            In 1994, Mr. Wiegert, as general partner of Vector Car, filed an action alleging that the Company assumed a Vector Car debt to him in the approximate sum of $325,000. Vector Car has also alleged that the Company has a promissory note due in the amount of $250,000 to Vector Car. The Company will vigorously defend this action believing that it has performed on all agreements with Vector Car.

                            Legal fees totaled $546,101, $67,779, $772,994
                            and $256,013 for the year ended December 31, 1995, the three months ended December 31, 1994 and the fiscal years ended September 30, 1994 and 1993, respectively.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


11.    Leases and           Leases
       Related-Party
       Transactions         The Company accepted assignment as lessee
                            of a lease with the former President of the Company for operating facilities in the amount of $6,000 per month. The lease expired in October 1992 and continued on a month-to-month basis through August 1994 (see Note 10). In August 1994, the
                            Company relocated operations to Florida. Current operating facilities consist of office space in Jacksonville, Florida which is leased from a related company on a month-to-month basis for $7,176 per month. Rental expense incurred under related party leasing arrangements totaled $93,546, $35,145, $89,799 and $131,547 for the year ended
                            December 31, 1995, three months ended December 31,
                            1994 and fiscal years ended September 30, 1994 and 1993, respectively. The Company also leases space for its manufacturing facility in Green Cove
                            Springs, Florida under a month-to- month lease at a cost of $5,183 per month.

12.    Commitments          Engine Development and Purchase Agreement

                            In November 1994, the Company and Automobili
                            Lamborghini, S.p.A. ("Lamborghini") entered into an agreement whereby Lamborghini and the Company's engineers would co-develop an engine for the M12 vehicle that Lamborghini would sell to the Company in exchange for certain consideration during 1995. In addition, the Company shall pay to Lamborghini the cost of the Company's tooling used to manufacture the engine. Upon successful development of the engine suitable for installation and operation, the Company also agreed to purchase a minimum number of engines through 1997 for a predetermined price (subject to increases in cost of production). The Company may, upon prior written notice to Lamborghini, terminate the agreement at any time.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


12.    Commitments          Consulting Agreements
       (Continued)
                            In October 1995, the Company entered into an agreement with a consulting firm to perform certain services for the Company for one year in exchange for i) $30,000 in cash, ii) 640,000 shares of Company common stock to be issued as services are rendered (290,000 of which were issued in 1995 and 350,000 of which are issuable in April 1996) and
                            iii) options to purchase 500,000 shares of common stock at prices ranging from $.50 to $1.75 per share. Of the options issued under the agreement, 300,000 expire October 1996 and 200,000 expire
                            October 1997. The fair market value of the common stock issued in 1995 was recorded as consulting expense during the year ended December 31, 1995.

                            The Company paid $150,000 to a related company for consulting services performed during 1995.

13.    Fourth               The Company determined in the fourth quarter
       Quarter              of 1995 that certain internally
       Adjustment           developed tooling had no future utility.
                            Accordingly, the Company wrote off
                            tooling of $394,284, net of accumulated
                            depreciation.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


14.    New                  The Company is required to adopt the provisions
       Accounting           of Statement of Financing Accounting Standards
       Standards            No. 121, ("SFAS No. 121"), Accounting for the
                            Impairment of Long-Lived Assets and for
                            Long-Lived Assets to be Disposed of during its fiscal year ending December 31, 1996. SFAS No. 121 requires the recognition and measurement of impairment to long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The effect of the Company's adoption of SFAS No. 121 has not yet been determined.

                            The Company is also required to adopt the provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), Accounting for Stock Based Compensation during its fiscal year ending December 31, 1996. SFAS No. 123, among other things, requires certain added disclosures regarding the fair value of equity instruments, such as stock options, issued by the Company. In addition, SFAS No. 123 encourages the recognition of expense for the fair value of equity instruments issued by the Company.

                            The Company has not yet determined whether the optional expense recognition provisions of SFAS No. 123 will be adopted, and therefore, the effects of adopting SFAS No. 123 have not been determined.

                                                   Vector Aeromotive Corporation

                                                   Notes to Financial Statements


15.    Unaudited            The following unaudited proforma condensed
       Proforma             balance sheet of the Company is based on the
       Balance              balance sheet of the Company adjusted to give
       Sheet                effect to the transaction discussed in Note 6 as if
                            it occurred on December 31, 1995:

                                                            Historical       Adjustments          Proforma
                            -------------------------------------------------------------------------------
                                  Assets
                            Current assets:
                             Cash and
                               cash equivalents        $        12,370    $    3,700,000    $3,712,370
                             Other current assets            1,080,866                 -     1,080,866
                            --------------------------------------------------------------------------------

                             Total current assets            1,093,236         3,700,000     4,793,236
                            --------------------------------------------------------------------------------
                            Property and equipment, net        618,083                 -       618,083
                            Other assets                       195,250                 -       195,250
                            --------------------------------------------------------------------------------

                                                           $ 1,906,569    $    3,700,000    $5,606,569
                            ================================================================================


                            Liabilities and
                             shareholders' equity
                               Total current liabilities   $ 3,349,758    $    (1,000,000)  $2,349,758
                            --------------------------------------------------------------------------------

                               Total liabilities             3,349,758         (1,000,000)   2,349,758
                            --------------------------------------------------------------------------------
                               Shareholders' equity
                                 (deficit)                  (1,443,189)         4,700,000    3,256,811
                            --------------------------------------------------------------------------------
                                                       $     1,906,569    $     3,700,000   $5,606,569
                            ================================================================================

                            Pursuant to a Share Purchase Agreement between V'Power and the Company on January 24, 1996, V'Power acquired from the Company for $5,000,000 in cash, 10,000,000 newly-issued shares of common stock and a one-year option for an additional 50,000,000 shares with an exercise price of $.45 per share. Of the proceeds, $1,000,000 was utilized to repay a note payable to V'Power. Closing costs are estimated to be $300,000 in the proforma.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE




Board of Directors
Vector Aeromotive Corporation
Jacksonville, Florida


The audits referred to in our report to Vector Aeromotive Corporation dated February 16, 1996, which is contained in Item 14(a)(1) of this Form 10-K included the audits of the schedule listed under Item 14(a)(2) for each of the years ended December 31, 1995, September 30, 1994 and 1993 and the three months ended December 31, 1994. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.



                                BDO SEIDMAN, LLP





Orlando, Florida
February 16, 1996

                                                   Vector Aeromotive Corporation

                                   Schedule II Valuation and Qualifying Accounts


         Column A                 Column B         Column C          Column D         Column E
         --------                 --------         --------          --------         --------
                                                 Additions
                                Balance at       Charged to                         Balance at
                                Beginning        Costs and                           End of
       Description               of Year          Expenses         Deductions         Year
------------------------------------------------------------------------------------------------
YEAR ENDED
  DECEMBER 31, 1995
   Reserve for loss
    contingency                 $  154,187       $   30,837       $         -       $185,024(2)
================================================================================================

THREE MONTHS ENDED
  DECEMBER 31, 1995
   Reserve for loss
    contingency                 $  154,187       $        -       $         -       $154,187(2)
================================================================================================

YEAR ENDED
  September 30, 1994
   Reserve for loss
    contingency                 $        -       $  154,187       $         -       $154,187(2)
================================================================================================

YEAR ENDED
  SEPTEMBER 30, 1993
   Reserve for loss
    contingency                 $  395,000       $        -       $  (395,000)(1)   $        -
================================================================================================

(1) A deduction of $175,000 results from the delivery of an automobile on which a specific reserve had been provided. The remaining deduction of $220,000 results from a charge against inventories to write off obsolete materials used in the production of the discontinued Vector W8.

(2)  Represents a reserve for inventory obsolescence.