Form 10-Q
period 1996-03-31
VECTOR AEROMOTIVE CORP
filed 1996-05-15
CIK 830664

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended                               Commission File Number
       March 31, 1996                                               00-17303



                         VECTOR AEROMOTIVE CORPORATION
             (Exact name of registrant as specified in its charter)



          NEVADA                                        33-025-4334
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

          Common Stock, $.01 par value per share; 53,562,087 shares
                       outstanding as of May 10, 1996

                         Vector Aeromotive Corporation
                            Condensed Balance Sheets
                                  (Unaudited)


                                                                          March 31,       December 31,
                                                                            1996              1995
                                                                         -----------      ------------
                         Assets
- -----------------------------------------------------------
Current assets:
  Cash and cash equivalents                                              $ 1,090,457       $    12,370
  Inventories                                                              1,380,833           801,560
  Prepaid expenses                                                           167,534           279,306
  Accounts and other receivable                                                7,427            -
                                                                         -----------       -----------
       Total current assets                                                2,646,251         1,093,236

Property and equipment                                                       749,172           618,083
Other assets                                                                 141,905           195,250
                                                                         -----------       -----------
                                                                         $ 3,537,328       $ 1,906,569
                                                                         ===========       ===========


          Liabilities and Stockholders' Equity
- -----------------------------------------------------------
Current liabilities:
  Accounts payable                                                       $   668,238       $ 1,498,667
  Accrued expenses                                                           550,605           632,891
  Loans payable to related party                                             178,200         1,178,200
  Customer deposits                                                           50,000            40,000
                                                                         -----------       -----------
   Total current liabilities                                               1,447,043         3,349,758
                                                                         -----------       -----------
Condintencies - Note 4
   Total liabilities                                                       1,447,043         3,349,758

Stockholders' Equity
 Common stock, par value $.01 per share,                                     530,831           426,646
   600,000,000 shares authorized; issued and
   outstanding: 53,083,199 in 1996 and 42,664,699 in 1995
 Capital in excess of par value                                           36,565,703        31,873,608
  Accumulated deficit                                                    (35,006,249)      (33,743,443)
                                                                         -----------       -----------
   Total stockholders' equity                                              2,090,286        (1,443,189)
                                                                         -----------       -----------
                                                                         $ 3,537,328       $ 1,906,569
                                                                         ===========       ===========

      See accompanying notes to unaudited condensed financial statements.

                         Vector Aeromotive Corporation
                       Condensed Statements of Operations
                                  (Unaudited)


                                                          Three Months          Three Months
                                                             Ended                 Ended
                                                         March 31, 1996        March 31, 1995
                                                         --------------        --------------
Sales                                                    $   149,470                -
Cost of sales                                                167,413                -
                                                         -----------           -----------
  Gross profit (loss)                                        (17,943)               -

Costs and expenses:
  Manufacturing overhead                                 $   194,899                -
  General and administrative                                 612,891               624,515
  Research and development                                   473,076               785,181
                                                         -----------           -----------
   Total costs and expenses                                1,280,865             1,409,696

                                                         -----------           -----------
Operating loss                                            (1,298,809)           (1,409,696)
Other income (expense)
  Interest and other income                                   36,002                80,747

                                                         -----------           -----------
Net loss                                                 $(1,262,806)          $(1,328,949)
                                                         ===========           ===========

Net loss per share                                       $     (0.02)          $     (0.03)
                                                         ===========           ===========

Weighted average common shares outstanding                50,575,366            39,324,144
                                                         ===========           ===========





      See accompanying notes to unaudited condensed financial statements.

                         Vector Aeromotive Corporation
                  Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                     Common Stock
                                              -------------------------  Capital in Excess    Accumulated
                                                 Shares         Amount      of Par Value         Deficit          Total
                                              ------------------------------------------------------------------------------
Balance, December 31, 1995                     42,664,699      $426,646      $31,873,608      $(33,743,443)     $(1,443,189)

Issuance of  shares for cash                   10,000,000       100,000        4,604,733                          4,704,733

Exercise of stock options and warrants            418,500         4,185           87,362                             91,547
Net loss                                                                                        (1,262,806)      (1,262,806)

                                               ----------------------------------------------------------------------------
Balance, March 31, 1996                        53,083,199      $530,831      $36,565,703      $(35,006,249)     $ 2,090,285
                                               ============================================================================





      See accompanying notes to unaudited condensed financial statements.

                         Vector Aeromotive Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)


                                                         Three Months         Three Months
                                                            Ended                Ended
                                                        March 31, 1996       March 31, 1995
                                                        --------------       --------------
Cash flows from operating activities:
  Net loss                                               $(1,262,806)         $(1,365,390)
  Adjustments to reconcile net loss to net cash
   used in operating activities
   Depreciation and amortization                              59,031               29,590
  Increase (decrease) from changes in
   Inventories                                              (579,273)            (180,000)
   Prepaid expenses and other assets                         104,345              209,011
   Accounts payable                                         (830,429)             (95,964)
   Accrued expenses                                          (82,286)             (15,267)
   Customer deposits                                          10,000              (35,000)
                                                         -----------          -----------
Net cash from operating activities                        (2,581,418)          (1,416,579)

Cash flows used in investing activities:
  Acquisition of property and equipment                     (136,775)            (111,861)

                                                         -----------          -----------
Net cash used in investing activities                       (136,775)            (111,861)

Cash flows from financing activities:
  Proceeds from issuance of common stock
   and warrants                                            4,704,733            6,000,000
  Proceeds from exercise of  warrants                         91,547             (398,403)
  Repayment of loan payable to related party              (1,000,000)
                                                         -----------          -----------
Net cash from financing activities                         3,796,280            5,601,597

Net  increase (decrease) in cash and cash
  equivalents                                              1,078,087            4,073,157
Cash and cash equivalents, beginning of period                12,370                7,809
                                                         -----------          -----------
Cash and cash equivalents, end of period                 $ 1,090,457          $ 4,080,966
                                                         ===========          ===========




      See accompanying notes to unaudited condensed financial statements.

                         NOTES TO FINANCIAL STATEMENTS



1.    Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report on form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.    Inventories

      The components of inventory consist of the following:


                                     March 31,        March 31,
                                          1996             1995
                                    ----------        ---------
      Raw Material                  $  530,785         $286,347

      Work-in-Progress                 353,443             -

      Finished Goods                   496,605          180,000

                                    ----------         --------

                 Total              $1,380,833         $486,347
                                    ==========         ========

3.    Stock Offerings

      On January 24, 1996, the Company completed a Share Purchase Agreement with V'Power Corporation which provided for the Company's issuance of 10,000,000 common shares to V'Power Corporation at a price of $.45 per share. The Share Purchase Agreement also provided that the Company, in exchange for $500,000, enter into an option agreement whereby the Company issued to V'Power Corporation an option to acquire 50,000,000 additional common shares at a price of $.45 per share expiring on January 24, 1997. The Company received cash proceeds under this Share Purchase Agreement of $4,000,000, which was net of the payment of a $1,000,000 note payable to V'Power Corporation that was outstanding at December 31, 1995. V'Power currently owns 37,333,333 shares, or approximately 70%, of the Company's common stock.

      During the first quarter of 1996, the Company issued 418,500 shares upon exercise of warrants outstanding at an exercise price of $.22 per share.

4.    Contingencies

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

      The three aforementioned actions between the Company and Mr. Wiegert are expected to be tried in late 1996.

                       PART I - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

In March 1996, the Company sold the first of the newly launched Vector M12 exotic sports car. Production of the M12 is currently at the rate of 2 per month and the Company plans to produce at a rate of 12 cars per month by mid 1997.

Results of Operations

For the period ended March 31, 1996, the Company had a net loss of $1,262,806 compared to $1,328,949 for the comparable period of 1995.

Cost of sales related to this sale was significantly higher than costs per vehicle anticipated later this year when production efficiencies are expected to increase substantially. Gross profit as a percentage of sales will, however, continue through the second quarter to be depressed by costs associated with the start-up of production.

The Company's manufacturing overhead consists of the costs associated with its purchasing, quality, manufacturing engineering and operations management departments. Costs related to these departments totaled $194,899 in the first quarter of 1996.

General and administrative expenses decreased approximately 2% compared to the first quarter of 1995. Reductions in legal expenses and consulting fees were offset by new staffing and related costs of the Company's sales and marketing department.

Research and development costs proceeded into the first quarter of 1996 for continuing development on the M12, including addressing development issues specifically related to the vehicle's electrical system and refining manufacturing and assembly procedures. These costs were $473,076 or 40% lower than the first quarter of 1995.

Liquidity and Capital Resources

As previously reported, the Company entered into an agreement in January 1996 from which $3.7 million, net of stock offering costs, and the repayment of $1,000,000 previously loaned in 1995 was received. As of March 31, 1996, the balance of the Company's cash and equivalents is approximately $1 million. Cash used during the first quarter of 1996 was primarily for completion of development and production of the first M12s.

Although the Company anticipates generating an increasing revenue stream from M12 sales, the Company expects continued losses and negative cash flow through mid-1996. Because of the delay in production start-up and the resulting delay in vehicle sales, there can be no assurance that the Company's current funds will be adequate until the Company achieves positive cash flow through vehicle sales. The Company has no commitment from others to provide additional capital, and there can be no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital, when and if needed it could be forced to either curtail operations or cease business activities altogether.


ITEM 3.  EXHIBITS AND REPORTS ON THE FORM 8-K

The Company filed a Form 8-K on January 31, 1996 reporting under Item 5. Other Events.


Exhibits

27.01 Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            VECTOR AEROMOTIVE CORPORATION




Date: May 14, 1996                          By:  /s/ D. Peter Rose
- -----------------------------                    -------------------------------
                                                 D. Peter Rose
                                                 President



Date: May 14, 1996                          By:  /s/ Janna L. Connolly
- -----------------------------                    -------------------------------
                                                 Janna L. Connolly
                                                 Chief Accounting Officer