Form 10-Q
period 1996-06-30
VECTOR AEROMOTIVE CORP
filed 1996-08-14
CIK 830664

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[  X  ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended                        Commission File Number
   June 30, 1996                                              00-17303

                         VECTOR AEROMOTIVE CORPORATION
             (Exact name of registrant as specified in its charter)

         NEVADA                               33-025-4334
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

                               Yes [ X ]    No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Common Stock, $.01 par value per share; 53,609,387 shares
                        outstanding as of August 6, 1996

                        Vector Aeromotive Corporation
                          Condensed Balance Sheets
                                 (Unaudited)


                                                                      June 30,        December 31,
                                                                        1996             1995
                                                                    -----------       ------------
               Assets
- ---------------------------------------------
Current assets:
  Cash and cash equivalents                                         $     3,400       $    12,370
  Inventories                                                         1,207,757           801,560
  Prepaid expenses                                                       84,201           279,306
  Accounts and other receivable                                          15,251            -
                                                                    -----------       -----------
    Total current assets                                              1,310,609         1,093,236
Property and equipment                                                  813,345           618,083
Other assets                                                            179,594           195,250
                                                                    -----------       -----------
                                                                    $ 2,303,549       $ 1,906,569
                                                                    ===========       ===========


Liabilities and Stockholders' Equity
- ---------------------------------------------
Current liabilities:
  Accounts payable                                                  $   852,794       $ 1,498,667
  Accrued expenses                                                      487,443           632,891
  Loans payable to related party                                        178,200         1,178,200
  Customer deposits                                                      25,000            40,000
                                                                    -----------       -----------
   Total current liabilities                                          1,543,437         3,349,758
                                                                    -----------       -----------

Contingencies - Note 4
    Total liabilities                                                 1,543,437         3,349,758
Stockholders' equity
 Common stock, par value $.01 per share,                                536,179           426,646
   600,000,000 shares authorized; issued and
   outstanding: 53,609,387 in 1996 and 42,664,699
   in 1995
 Capital in excess of par value                                      36,778,117        31,873,608
  Accumulated deficit                                               (36,554,184)      (33,743,443)
                                                                    -----------       -----------
   Total stockholders' equity                                           760,112        (1,443,189)
                                                                    -----------       -----------
                                                                    $ 2,303,549       $ 1,906,569
                                                                    ===========       ===========

     See accompanying notes to unaudited condensed financial statements.

                        Vector Aeromotive Corporation
                     Condensed Statements of Operations
                                 (Unaudited)


                                         Three Months Ended                 Six Months Ended
                                              June 30,                          June 30,
                                           1996       1995                   1996       1995
                                      ------------------------          ------------------------
Sales                                 $   470,891       -               $   620,361       -
Cost of sales                             458,225       -                   625,638       -
                                      ------------------------          ------------------------
  Gross profit (loss)                      12,666       -                    (5,277)      -

Costs and expenses:
  Manufacturing overhead                  245,238                           440,137       -
  General and administrative              908,842      771,648            1,521,733    1,396,163
  Research and development                449,593      948,588              929,237    1,733,769
                                      ------------------------          ------------------------
   Total costs and expenses             1,603,673    1,720,236            2,891,107    3,129,932

                                      ------------------------          ------------------------
Operating loss                         (1,591,006)  (1,720,236)          (2,896,384)  (3,129,932)
Other income (expense)
  Interest and other income                49,641      107,467               85,643      188,214

                                      ------------------------          ------------------------
Net loss                              ($1,541,366) ($1,612,769)         ($2,810,741) ($2,941,718)
                                      ========================          ========================

Net loss per share                         ($0.03)      ($0.04)              ($0.05)      ($0.07)
                                      ========================          ========================

Weighted average common shares
  outstanding                          53,477,754   42,379,699           52,034,578   40,851,921
                                      ========================          ========================



     See accompanying notes to unaudited condensed financial statements.

                        Vector Aeromotive Corporation
                 Condensed Statement of Shareholders' Equity
                                 (Unaudited)

                                            Common Stock
                                       ----------------------   Capital in Excess  Accumulated
                                        Shares       Amount        of Par Value      Deficit         Total
                                       -----------------------------------------------------------------------
Balance, December 31, 1995             42,664,699    $426,646       $31,873,608   ($33,743,443)    ($1,443,189)

Issuance of  shares for cash           10,000,000     100,000         4,604,733                      4,704,733

Exercise of stock options and
 warrants                                 603,300       6,033           128,276                        134,309

Issuance of common stock as
 payment of consulting fees               350,000       3,500           171,500                        175,000

Net loss                                                                            (2,810,741)     (2,810,741)
                                       -----------------------------------------------------------------------
Balance, June 30, 1996                 53,617,999    $536,179       $36,778,117   ($36,554,184)    $   760,112
                                       =======================================================================




      See accompanying notes to unaudited condensed financial statements.

                        Vector Aeromotive Corporation
                      Condensed Statements of Cash Flows
                                 (Unaudited)


                                                            Six Months        Six Months
                                                               Ended            Ended
                                                           June 30, 1996     June 30, 1995
                                                           -------------     -------------
Cash flows from operating activities:
  Net loss                                                 ($2,810,741)      ($2,941,718)
  Adjustments to reconcile net loss to net cash
   used in operating activities
   Depreciation and amortization                               235,015            88,106
  Increase (decrease) from changes in
   Inventories                                                (406,197)         (178,180)
   Prepaid expenses and other assets                           179,854           220,146
   Accounts payable                                           (645,873)          (78,888)
   Accrued expenses                                           (145,448)          159,573
   Customer deposits                                           (15,000)          (16,100)
                                                           -----------       -----------
Net cash from operating activities                          (3,608,390)       (2,747,061)

Cash flows used in investing activities:
  Acquisition of property and equipment                       (239,622)         (315,196)

                                                           -----------       -----------
Net cash used in investing activities                         (239,622)         (315,196)

Cash flows from financing activities:
  Proceeds from issuance of common stock
   and warrants                                              4,704,733         6,000,000
  Proceeds from exercise of warrants                           134,309          (409,092)
  Repayment of loan payable to related party                (1,000,000)           -
                                                           -----------       -----------
Net cash from financing activities                           3,839,042         5,590,908

Net increase (decrease) in cash and cash
  equivalents                                                   (8,970)        2,528,651
Cash and cash equivalents, beginning of period                  12,370             7,809
                                                           -----------       -----------
Cash and cash equivalents, end of period                   $     3,400       $ 2,536,460
                                                           ===========       ===========



     See accompanying notes to unaudited condensed financial statements.

                         NOTES TO FINANCIAL STATEMENTS




1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report on form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.       Inventories

         The components of inventory consist of the following:

                                             June 30,            December 31,
                                               1996                 1995
                                            ----------           -----------
         Raw Material                       $  644,314            $447,167
         Work-in-Progress                      214,136             254,393
         Finished Goods                        349,307             100,000
                                            ----------            --------
                          Total             $1,207,757            $801,560
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

         During 1996, the Company issued 603,300 shares upon exercise of options and warrants outstanding at exercise prices ranging from $.22 to $.38 per share.

         Pursuant to an agreement entered into in October 1995, with a consulting firm, the Company issued 350,000 shares of common stock to the firm in April 1996.

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

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Early in the year, the Company rapidly increased its number of employees to facilitate an aggressive start up in the manufacture of the Vector M12. However, developmental issues threatened product quality. These development issues were overcome, but the Company subsequently needed to implement a plan to increase its production efficiency and reduce operating costs. In July, 1996, the Company reduced its work force from 78 to 30 employees, limiting its production capacity to one car per month. In order to ensure that the M12 continues to meet the Company's strict quality standards, production rates will be increased carefully and may now grow slower than originally planned. The Company currently plans to produce the Ml2 at a rate of 1 car per week in mid 1997; however, no assurances can be given that the Company will be able to meet this targeted rate of build.

During the first six months of 1996, the Company has sold four of the newly launched Vector Ml2 exotic sports cars and market interest remains strong.

Results of Operations

Net loss for the second quarter of 1996 was $1,541,366 compared to a net loss of $1,612,769 for the second quarter of 1995. For the period ended June 30, 1996, the Company had a net loss of $2,810,741 compared to $2,941,718 for the comparable period of 1995.

Cost of sales related to the sale of the four M12s was significantly higher than costs per vehicle anticipated later this year when production efficiencies are expected to increase substantially.

The Company's manufacturing overhead consists of the costs associated with its purchasing, quality, manufacturing engineering, and operations management departments. Costs related to these departments totaled $245,238 in the second quarter of 1996 and $440,137 year to date.

General and administrative expenses for the second quarter of 1996 increased approximately 18% compared to the second quarter of 1995 and increased 9% year to date in 1996, compared to 1995 as a result of new staffing and related costs of the Company's sales and marketing department. Additionally compensation expense of $87,500 was recorded in the second quarter relating to the issuance of 350,000 shares of common stock pursuant to an agreement entered into in October, 1995 with a consulting firm.

Research and development costs in the second quarter of 1996 for continuing development of the M12, including refining manufacturing and assembly procedures totaled $449,593 and were 53% lower than the second quarter of 1995. Research and development costs for six months ended June 30, 1996, totaled $929,237 and were 46% lower than the previous year.

Liquidity and Capital Resources

As previously reported, the Company entered into an agreement in January 1996 from which $3.7 million, net of stock offering costs, and the repayment of $1,000,000 previously loaned in 1995 was received. Cash used during the first six months of 1996 was primarily for completion of development and production of the M12s and operating expenses.

Although the Company anticipates generating an increasing revenue stream from M12 sales, the Company expects continued losses and negative cash flow through the remainder of 1996. Because of the delay in production start up and the resulting delay in vehicle sales a further cash infusion to sustain operations is necessary. The Company has reached a preliminary agreement with an individual investor for a $1 million equity infusion over the next six months ($100,000 of which was funded in July, 1996) in exchange for newly issued common stock of the Company. The Company is also evaluating various additional financing alternatives, however, there are no other commitments to provide additional capital; and there can be no assurance that such funding will be available when needed, or if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital, when and if needed it could be forced to either curtail operations or cease business activities altogether.

At June 30, 1996, the Company was not in compliance with the minimum listing standards of the Nasdaq Small Cap Market and faces the possibility of delisting. The Company is, however, in the process of formulating a definitive plan to meet its continued Nasdaq listing requirements.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 22, 1996.
The following matters were voted on and approved by a majority of the Company's shareholders:

1.  Election of five board of directors:
        a.  Sudjaswin E.L. - 46,137,509 votes in favor, 134,914 votes withheld
        b.  D. Peter Rose - 46,144,472 votes in favor, 127, 951 votes withheld
        c. Michael J. Kimberley - 46,136,602 votes in favor, 135,821 votes withheld
        d.  George J. Fencl - 46,140,901 votes in favor, 131,522 votes withheld
        e. Richard J. Aprahamian - 46,140,387 votes in favor, 132,036 votes withheld;

2. Amend the Company's 1994 Omnibus Stock Plan to increase the total number of Common Shares authorized to be issued thereunder from 1,000,000 to 2,500,000; 45,527,872 shares voted in favor, 380,695 shares voted against, 62,057 shares abstained;

3. Ratify the appointment of BDO Seidman as independent auditors for the Company for fiscal year 1996; 46,103,495 shares voted in favor, 112,410 shares voted against, 56,554 shares abstained.


ITEM 6.      EXHIBITS AND REPORTS ON THE FORM 8-K

The Company filed a Form 8-K on April 18, 1996 reporting under Item 5.

Exhibits

27.01     Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



VECTOR AEROMOTIVE CORPORATION




Date: August 14, 1996      By:    /s/ D. PETER ROSE
                              --------------------------------------
                                  D. Peter Rose
                                  President



Date: August 14, 1996      By:    /s/ JANNA L. CONNOLLY
                              --------------------------------------
                                  Janna L. Connolly
                                  Chief Accounting Officer