Form 10-Q
period 1996-09-30
VECTOR AEROMOTIVE CORP
filed 1996-11-20
CIK 830664

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



For the Nine Months Ended                    Commission File Number
   September 30, 1996                               00-17303


                        VECTOR AEROMOTIVE CORPORATION
            (Exact name of registrant as specified in its charter)



         NEVADA                                    33-025-4334
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

          Common Stock, $.01 par value per share; 53,609,387 shares
                     outstanding as of November 14, 1996

                        Vector Aeromotive Corporation
                           Condensed Balance Sheets
                                 (Unaudited)

                                                   September 30,    December 31,
                                                       1996             1995
                                                   ------------     ------------
                      Assets
--------------------------------------------------
Current assets:
 Cash and cash equivalents                         $       783      $    12,370
 Inventories                                         1,409,917          801,560
 Prepaid expenses                                        3,620          279,306
 Accounts and other receivable                          14,745             --
                                                   ------------     ------------
   Total current assets                              1,429,066        1,093,236
Property and equipment                                 768,688          618,083
Other assets                                            85,744          195,250
                                                   ------------     ------------
                                                   $ 2,283,498      $ 1,906,569
                                                   ------------     ------------
                                                   ------------     ------------

       Liabilities and Stockholders' Equity
--------------------------------------------------
Current liabilities:
 Accounts payable                                  $ 1,210,519      $ 1,498,667
 Accrued expenses                                      267,446          632,891
 Loans payable to related party                        487,024        1,178,200

 Customer deposits                                      25,000           40,000
                                                   ------------     ------------
   Total current liabilities                         2,189,988        3,349,758
                                                   ------------     ------------

Contingencies - Note 6
   Total liabilities                                 2,189,988         3,349,758

Stockholders' equity
 Common stock, par value $.01 per share,               536,395           426,646
  600,000,000 shares authorized; issued and
  outstanding; 53,609,387 in 1996 and 42,664,699
  in 1995
 Capital in excess of par value                     36,786,109       31,873,608
 Accumulated deficit                               (37,228,994)     (33,743,443)
                                                   ------------     ------------
   Total stockholders' equity                           93,510       (1,443,189)
                                                   ------------     ------------
                                                   $ 2,283,498      $ 1,906,569
                                                   ------------     ------------
                                                   ------------     ------------

     See accompanying notes to unaudited condensed financial statements.

                        Vector Aeromotive Corporation
                           Condensed Balance Sheets
                                 (Unaudited)

                                       Three Months Ended         Nine Months Ended
                                          September 30,              September 30,
                                        1996        1995           1996       1995
                                     ------------------------  -------------------------
Sales                                   ($9,483)      --       $   610,878       --
Cost of sales                                 0       --           625,638       --
                                     ------------------------  -------------------------
  Gross profit (loss)                    (9,483)      --           (14,760)      --


Costs and expenses:
 Manufacturing overhead                 164,995                    605,132       --
 General and administrative             271,252      854,204     1,792,985     2,306,880
 Research and development               255,009    1,009,055     1,184,246     2,742,824
                                     ------------------------  -------------------------
   Total costs and expenses             691,256    1,863,259     3,582,363     5,049,704
                                     ------------------------  -------------------------
Operating loss                         (700,739)  (1,863,259)   (3,597,123)   (5,049,704)
Other income (expense)
 Interest and other income               25,929       33,014       111,572       221,228
                                     ------------------------  -------------------------
Net loss                              ($674,809) ($1,830,245)  ($3,485,550)  ($4,828,476)
                                     ------------------------  -------------------------
                                     ------------------------  -------------------------
Net loss per share                        (0.01)      ($0.04)       ($0.07)       ($0.12)
                                     ------------------------  -------------------------
                                     ------------------------  -------------------------
Weighted average common shares
 outstanding                         53,609,387   42,379,699    52,559,514    40,851,921
                                     ------------------------  -------------------------
                                     ------------------------  -------------------------

     See accompanying notes to unaudited condensed financial statements.

                        Vector Aeromotive Corporation
                           Condensed Balance Sheets
                                 (Unaudited)

                                      Common Stock     Capital in Excess  Accumulated
                                 ----------------------
                                   Shares      Amount     of Par Value       Deficit          Total
                                 ---------------------------------------------------------------------
Balance, December 31, 1995       42,664,699    $426,646    $31,873,608    ($33,743,443)    ($1,443,189)

Issuance of shares for cash      10,000,000     100,000      4,604,733                       4,704,733

Exercise of stock options and
 warrants                           605,400       6,249        136,268                         142,517

Issuance of common stock as
 payment of consulting fees         350,000       3,500        171,500                         175,000

Net loss                                                                    (3,485,550)     (3,485,550)
                                 ---------------------------------------------------------------------
Balance, September 30, 1996      53,620,099    $536,395    $36,786,109    ($37,228,993)        $93,510    93,510
                                 ---------------------------------------------------------------------
                                 ---------------------------------------------------------------------

     See accompanying notes to unaudited condensed financial statements.

                        Vector Aeromotive Corporation
                           Condensed Balance Sheets
                                 (Unaudited)

                                                    Nine Months     Nine Months
                                                       Ended           Ended
                                                   September 30,    December 31,
                                                       1996             1995
                                                   ------------     ------------
Cash flows from operating activities:
 Net loss                                           ($3,485,550)     ($4,828,476)
 Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation and amortization                         328,865          154,930
  Issuance of warrants and options for services                           70,240
 Increase (decrease) from changes in
  Inventories                                          (608,357)        (178,180)
  Prepaid expenses and other assets                     260,941          272,071
  Accounts payable                                     (288,148)             209
  Accrued expenses                                     (365,445)         347,258
  Customer deposits                                     (15,000)         (16,100)
                                                   ------------     ------------
Net cash from operating activities                   (4,172,695)      (4,178,048)

Cash flows used in investing activities:
 Acquisition of property and equipment                 (194,964)        (502,888)
                                                   ------------     ------------
Net cash used in investing activities                  (194,964)        (502,888)

Cash flows from financing activities:
 Proceeds from issuance of common stock
  and warrants                                        4,704,733        6,000,000
 Proceeds from exercise of warrants                     142,517         (430,388)
 Proceeds from borrowings                               200,000
 Repayment of loan payable to related party            (691,176)            --
                                                   ------------     ------------
Net cash from financing activities                    4,356,074        5,569,612

Net increase (decrease) in cash and cash
 equivalents                                            (11,587)         888,676
Cash and cash equivalents, beginning of period           12,370            7,809
                                                   ------------     ------------
Cash and cash equivalents, end or period             $      783      $   896,485
                                                   ------------     ------------
                                                   ------------     ------------

     See accompanying notes to unaudited condensed financial statements.

                        NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Notes to Financial Statements contained in the Company's Annual Report on form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.  INVENTORIES

    The components of inventory consist of the following:

                                           September 30,      December 31,
                                               1996               1995
                                           -------------      ------------
    Raw Material                             $  644,314          $447,167

    Work-in-Progress                            143,548           254,393

    Finished Goods                              622,055           100,000
                                             ----------          --------

        Total                                $1,409,917          $801,560
                                             ==========          ========


3.  STOCK OFFERINGS

    On January 24, 1996, the Company completed a Share Purchase Agreement with V'Power Corporation which provided for the Company's issuance of 10,000,000 common shares to V'Power Corporation at a price of $.45 per share. The Share Purchase Agreement also provided that the Company, in exchange for $500,000, enter into an option agreement whereby the Company issued to V'Power Corporation an option to acquire 50,000,000 additional common shares at a price of $.45 per share expiring on January 24, 1997. The Company received cash proceeds under this Share Purchase Agreement of $3,700,000, which was net of stock offering costs and the payment of a $1,000,000 note payable to V'Power Corporation that was outstanding at December 31, 1995. V'Power currently owns 37,333,333 shares, or approximately 70%, of the Company's common stock.

    During 1996, the Company issued 605,400 shares upon exercise of options and warrants outstanding at exercise prices ranging from $.22 to $.38 per share.

    Pursuant to an agreement entered into in October 1995 with a consulting firm, the Company issued 350,000 shares of common stock to the firm in April 1996.

4.  NOTES PAYABLE TO RELATED PARTIES

    As of November 14, 1996, the Company had borrowed $489,647 from Automobili Lamborghini U.S.A., a related party. These loans are non-interest bearing and are collateralized by two M12 production cars.

5.  NOTES PAYABLE TO UNRELATED PARTIES

    As of November 14, 1996, the Company has borrowed a total of $230,000, uncollateralized, from an unrelated party bearing interest at 9%; principle and interest due and payable December 31, 1996.

6.  CONTINGENCIES

    As described below, the Company and Gerald A. Wiegert are parties to certain legal proceedings which arose principally in connection with the termination in 1993 of Mr. Wiegert as the Company's Chairman, President and Chief Executive Officer. The Company is also a party to certain legal proceedings against persons and organizations who acted with Mr. Wiegert in defiance of the Company's Board of Directors.

    In order to gain undisputed access over and physical possession of the Companies facilities, assets and business operations, on March 24, 1993, the Company filed an action in the Superior Court of California, Los Angeles County captioned as VECTOR AEROMOTIVE CORPORATION V. GERALD A. WIEGERT. On September 14, 1993, the court granted the Company's motion for summary judgment on the cause of action for declaratory relief contained in an amended complaint. Specifically, the court entered an order (i) declaring that the Board properly exercised its authority to remove Mr. Wiegert as an officer of the Company; (ii) enjoining Mr. Wiegert from any further dealing with the property or interests of the Company; and (iii) calling for an orderly transfer of day-to-day management of the Company to the Board. To date, the Company believes that Mr. Wiegert has complied with the September 14, 1993 court order by refraining from participation in Company affairs and by transferring day-to-day management of the Company to the Board.

    Although the court granted summary judgment in favor of the Company on its claim for declaratory relief and undisputed, physical control of the Company has been returned to the Board, all other claims in the Company's amended complaint are pending. These claims seek monetary damages in an amount to be proven at trial. Mr. Wiegert has asserted various claims against the Company, including claims for unpaid rent on the Company's former principal facility, which was leased by the Company from Mr. Wiegert; breach of employment agreement; and for the return of business assets which Mr. Wiegert alleges are owned by him rather than by the Company. These claims have been asserted in a cross complaint in the above case.

    In February 1994, Mr. Wiegert filed an amended cross-complaint against the Company, its directors, and its outside securities counsel alleging, among other things, breach of employment contract; breach of covenant of good faith and fair dealing; intentional and negligent misrepresentation; interference with contractual advantage and business interest; negligent and intentional infliction of emotional distress; and libel and slander. The Company has challenged the legal sufficiency of the cross-complaint, including subsequent amendments thereof, and the court eliminated all claims except the claims concerning breach of employment contract by the Company, unpaid rent, conversion, libel and slander. In another action filed by Mr. Wiegert as general partner of Vector Car entitled VECTOR CAR
    V. VECTOR AEROMOTIVE CORPORATION, et al., Mr. Wiegert alleges that the Company assumed a Vector Car debt owed to him of approximately $325,000 and that the Company is obligated to Vector Car under the terms of a $250,000 promissory note payable to Vector Car. The Company intends to vigorously defend this action.

    The three aforementioned actions between the Company and Mr. Wiegert are expected to be tried commencing March 1997.

                          PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

After working on improving initial quality, developing and documenting build procedures, and dealing with product development issues during the first two quarters of 1996, the Company was forced to reduce its workforce by 60% during the third quarter. This reduction was essential to preserve operating capital pending receipt of additional capital or financing. However, the Company's inability to secure additional capital or financing forced it to terminate its remaining employees in early November 1996. Discussions continue between the company and parties who have expressed interest in providing financing to the Company. However, these discussions are preliminary and there has been no agreement reached with such potential investors.

During the first nine months of 1996, the Company has sold four if its M12 Exotic Sports Cars. In addition, it has built an engineering development vehicle to validate model year 1997 improvements. Two further vehicles are close to completion, one being a 1997 press demonstrator, the other vehicle for sale. A further three chassis are partially complete. Without further capital, it is unlikely these vehicles will be completed and unless completed, it is unlikely they can be sold.

If the Company is unsuccessful in securing further financing and/or capital, it will be forced to permanently suspend operations and liquidate its assets either informally or in bankruptcy.

RESULTS OF OPERATIONS

Net loss for the third quarter of 1996 was $674,809 compared to a net loss of $1,830,245 for the third quarter of 1995. For the period ended September 30, 1996, the Company had a net loss of $3,485,550 compared to $4,828,476 for the comparable period of 1995.

Cost of sales related to the sale of the four M12s was significantly higher than costs per vehicle anticipated later this year when production efficiencies are expected to increase substantially.

The Company's manufacturing overhead consists of the costs associated with its purchasing, quality, manufacturing engineering, and operations management. Costs related to these departments totaled $164,995 in the third quarter of 1996 and $605,132 year to date.

General and administrative expenses for the third quarter of 1996, decreased approximately 68% compared to the third quarter of 1995 and decreased 22% year to date in 1996, compared to 1995, as a result of the layoffs.

Research and development costs incurred in the third quarter of 1996 were for continuing development and Model Year 1997 improvements of the M12, including refining manufacturing and assembly procedures totaled $255,009 and were 75% lower than the third quarter of 1995. Research and development costs for nine months ended September 30, 1996, totaled $1,184,246 and were 57% lower than the previous year.

LIQUIDITY AND CAPITAL RESOURCES

As previously reported, the Company entered into an agreement in January 1996 from which $3.7 million, net of stock offering costs, and the repayment of $1,000,000 previously loaned in 1995 was received. Cash used during the first nine months of 1996 was primarily for completion of development and production system development for the M12s as well as operating expenses. Having exhausted the available cash to overcome initial quality issues, develop and document build procedures and overcome product development issues during the first two quarters of 1996, the company was forced to reduce its workforce by 60% during the third quarter of 1996 to preserve operating capital. The Company's inability to secure additional financing forced it to terminate the remaining employees in early November 1996. Discussions continue between the company and parties who have expressed interest in providing financing to the Company. However, these discussions are preliminary and there has been no agreement reached with such potential investors. If the Company is unsuccessful in securing further financing and/or capital, it will be forced to permanently suspend operations and liquidate its assets either informally or in bankruptcy.

As of October 22, 1996, the company's common stock, units and warrants, which traded under the symbols VCAR, VCARZ, VCARL and VCARW, were delisted from the NASDAQ Small Cap Market. This action was taken as a result of the company's failure to meet the capital & surplus requirement as stated in Marketplace Rule 4310(c)(03).

ITEM 6.  EXHIBITS AND REPORTS ON THE FORM 8-K

The Company filed the following Form 8-K's on JULY 15, 1996; NOVEMBER 8, 1996; and NOVEMBER 13, 1996.


EXHIBITS
--------
 27.01    Financial Data Schedule (for SEC use only)

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   VECTOR AEROMOTIVE CORPORATION


Date: November 14, 1996            By: /s/ D. PETER ROSE
      -----------------------          --------------------------------
                                       D. Peter Rose
                                       President