Form 10-K
period 1996-12-31
VECTOR AEROMOTIVE CORP
filed 1998-03-31
CIK 830664

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


   (Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996

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


                    975 MARTIN AVENUE
             GREEN COVE SPRINGS, FLORIDA 32043

   (Address of principal executive offices, including Zip
   Code)

   Registrant's telephone number, including area code

   (904) 529-0092

   Securities registered pursuant to Section 12(b) of the Act:

   NONE


   Securities registered pursuant to Section 12(g) of the Act:

   COMMON SHARES, $.01 PAR VALUE PER SHARE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes       No X

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of February 28, 1998, 53,639,599 shares of the issuer's Common Stock were outstanding, and the aggregate market value of the 13,224,710 shares held by non-affiliates was $1,190,224. The market value of the shares was calculated based on the closing bid price of such shares on the NASDAQ Bulletin Board on such date.

   DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders filed with the Securities Exchange Commission with the Definitive Form 14-A on April 29, 1996, are incorporated by reference into Items 11 and 12, Part III, hereof as more specifically described herein.







   PART I

   ITEM 1.  BUSINESS.

   GENERAL

   Vector Aeromotive Corporation (the "Company" or "Vector") was incorporated in September, 1987, to acquire substantially all of the assets of Vector Car, the predecessor partnership. Vector Car had been in the development stage since its formation in 1978 during which time it had been primarily engaged in the design, manufacture and assembly of exotic sports cars known as the Vector W8 and Vector WA-8. Twenty-two Vector W8's were produced and sold between 1988 and 1993 at an manufacturer's suggested retail price of $283,750. Production of the Vector W8 was ceased in early 1993.

   During fiscal years 1992 and 1993, the Company developed design concept specifications for a new automobile type known as the Avtech SC. During 1993 to 1995 the Company's resources were applied to the design, development, marketing and manufacture of the Avtech SC. The Avtech was a two-passenger, mid-engine, rear-wheel drive coupe with an original suggested retail price of $189,000.

   The M12 premiered at the North American Auto Show in Detroit in January 1996. The first M12 was completed and sold in March 1996. During 1996, the Avtech SC was prepared for full scale production as the Vector M12, and eight production models were produced with an manufacturer's suggested retail price of $189,000. However, funds were depleted by November, 1996, after production of only eight Vector M12's and sale of only four Vector M12's, and the Company closed its production facilities in Green
      Cove Springs, Florida, and suspended operations.

CHANGES OF CONTROL AND FINANCING TRANSACTIONS

   In a series of transactions from July 1992 through January 1996, Setdco Engineering Corporation ("Setdco") and V'Power Corporation ("V'Power") acquired 9% and 70%, respectively, of the Company's outstanding shares of Common Stock. V'Power is believed to be controlled by Mr. Hutomo Mandala Putra, who is also believed to be the controlling stockholder of Automobili Lamborghini, S.p.A. ("Lamborghini"), the manufacturer of the Italian exotic sports car, and 50% shareholder of Automobili Lamborghini U.S.A., Inc. ("Lamborghini U.S.A."), the American importer and distributor of Lamborghini products.

   In March 1993, the Company terminated the employment of Gerald A. Wiegert, who was the Company's founder, and Mr. Wiegert was removed from his positions as President and Chief Executive Officer of the Company. Litigation between the Company and Mr. Wiegert (and certain of his affiliates) was initiated in 1993, and as of December 31, 1996, significant claims and counterclaims were pending in this litigation. The Company over the years dedicated significant resources and management time to this ongoing litigation. The litigation was finally settled by a Settlement and Release Agreement dated December 19, 1996, executed on behalf of Gerald Wiegert, Vector Car Limited and Gerald Wiegert d/b/a Velocity Properties by the Clerk of the Court pursuant to an Order Re Signing of Settlement Documents by Clerk of this Court, dated October 9, 1997.

   V'Power has provided funds to the Company in the past through the purchase of additional shares of Common Stock and options to purchase Common Stock. In April 1994, for an aggregate of $2,370,000, V'Power acquired 3,000,000 shares of Common Stock and an option expiring April 1996 to purchase an additional 6,000,000 shares of Common Stock with a $.75 per share exercise price (which option expired unexercised subsequent to December 31,1996). In January and April 1995, for an aggregate of $6,000,000, V'Power acquired 18,333,333 shares of Common Stock and an option to purchase an additional 50,000,000 shares of Common Stock with a $.43 per share exercise price. These options expired unexercised on April 6, 1997. In January 1996, for an aggregate of $5,000,000, V'Power acquired 10,000,000 newly-issued shares of Common Stock and an option expiring
   January 1997 to acquire an additional 50,000,000 shares of Common Stock with a $.45 per share exercise price (which option expired unexercised subsequent to December 31,1996).

   The Company received investment bankers' fairness opinions with respect to the 1995 and the 1996 transactions, and the Company believed that these transactions with V'Power were fair to and in the best interests of the Company.

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

   In a transaction finalized in September 1997, but dated as of July 22, 1997, American Dream International, Limited ("American Dream") entered into agreements with the Company and several other related organizations including: V'Power Corporation , Automobili Lamborghini S.P.A. ("ALSPA") and Automobili Lamborghini USA ("ALUSA"). V'Power currently owns a majority of the shares of Common Stock of the Company (37,333,333 shares as of July 22, 1997).
   V'Power's majority interest is subject to right of American Dream to designate to V'Power a majority of the Board of Directors of the Company. ALSPA has contracted to provide the engine for the Vector M12 automobile. In addition, ALSPA and ALUSA are the largest trade creditors of the Company.

   The transactions among American Dream, the Company,
   V'Power, ALSPA and ALUSA are summarized below:

   (1) The Company has provided American Dream an option to purchase 60,000,000 shares of Common Stock of the Company for a total purchase price of $1,250,000. The option may be exercised for a period commencing July 22, 1997 and ending thirty days after the full funding of the initial line of credit in the amount of $1,250,000 described below. American Dream also has been granted registration rights for the Common Stock if purchased.

   (2) American Dream assumed control of the Company's Board of Directors on July 24, 1997, with the election of W. R. Welty, T. J. Enright and D. Kordek to fill vacancies on the Company's then existing Board of Directors. In addition, T.
   J. Enright also was elected Chief Operating Officer and Secretary of the Company. Subsequently, D. Kordek resigned as a member of the Company's Board of Directors , and Lilly Beter was elected to fill that vacancy and to act as Treasurer of the Company. V'Power has agreed that, for ten years after the purchase by American Dream of Common Stock of the Company pursuant to the option described above, it will vote in the election of directors for the election of a majority of directors nominated or designated by American Dream.

   (3) V'Power has agreed to restrict the sale of its Common Stock of the Company (now owned or later acquired, by exercise of options or otherwise) for a period of four years from July 24, 1997. The restriction will be absolute except (I) V'Power may sell shares under Rule 144A or by other institutional private placement if each purchaser agrees in writing to abide by the restrictions on resale imposed on V'Power and (ii) V'Power may sell all or any portion of its shares of the Company to American Dream or its assigns (which can be limited to American Dream's affiliates if so desired by V'Power). Likewise, American Dream has agreed to restrict the sale of its Common Stock of the Company.

   (4) American Dream has agreed to provide a loan to the Company consisting of (i) a line of credit in the amount of $1,250,000 which converts to a 10-year term loan when it is fully funded and (ii) a line of credit in the amount of $2,500,000. The loans bear interest at prevailing institutional lending rates (10% for the term loan and prime plus 2% for the line of credit if the loan is made by American Dream) and are secured by all assets of The Company. Each loan is payable on demand, except the $1,250,000 loan becomes payable in monthly installments upon conversion to a term loan when it is fully funded. The $2,500,000 line of credit commences on the full funding of the $1,250,000 loan. American Dream and the Company have entered into a Loan and Security Agreement, which has been filed with the Securities and Exchange Commission, setting forth more fully the terms of the loans.

   (5) V'Power has granted to American Dream or its assigns the option to purchase at any time after December 31, 1997, any Common Stock of the Company then owned by V'Power at a purchase price equal to 70% of the market price (the average of the bid and ask price at the close of the ten trading days prior to the exercise of the option) on the regular trading day immediately prior to date of exercise by American Dream. The option expires four years from the date that American Dream purchases Common Stock of the Company under the option described above. American Dream may exercise the option by written notification to V'Power at any time specifying the number of shares to be purchased and the purchase price, and the sale will occur within 30 days of such notification by delivery of the specified number of shares by V'Power and the payment of the purchase price in cash.

   (6) ALSPA has extended for a minimum of one year its existing agreement with The Company to supply model year M12 engines and other Lamborghini components to be used in the Vector M12 model. The volume of engines to be purchased by The Company within the twelve month contract term is 15 engines.

   (7) In connection with these transactions, ALSPA has agreed to convert its $424,111 account receivable from the Company into 4,241 shares of Preferred Stock of the Company. Similarly, ALUSA has agreed to convert its $568,577 account receivable from the Company into 5,686 shares of Preferred Stock of the Company. The conversion is subject to American Dream's exercise of its option to acquire 60,000,000 shares of the Company's common stock. Each share of Preferred Stock is issued at a price of $100.00 per share. The Preferred Stock has certain mandatory redemption provisions calling for redemption payments over 19 months. The dividend rate of the Preferred Stock is based upon the London Interbank Offered Rate (LIBOR) at the time of the inception of the preferred stock transaction.

   The Board of Directors of the Company has appointed three individuals designated by American Dream. American Dream and V'Power have agreed that V'Power will vote its shares for these or other nominees of American Dream until such time as American Dream declines to make any discretionary funding under the $1,250,000 line of credit specified above or, upon exercise by American Dream of its option to purchase 60,000,000 shares, for a period of ten years.

   Finally, the Company has granted to V'Power a perpetual, non-exclusive license to use certain technology of the Company. The license was granted in exchange for a combination of debt forgiveness and cash in the aggregate amount of $500,000.

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

   Management estimates that the worldwide market for exotic sports cars is approximately 3,500 cars per year and that the United States market is 900 per year. The largest competitor in the United States and world markets is Ferrari. Other competitors include Aston-Martin and Lamborghini. See "Competition."

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

   The M12 is a two-passenger, mid-engine, rear wheel drive coupe fitted with driver and passenger side airbags. The M12 features a Vector engine jointly developed by Lamborghini and the Company and manufactured by Lamborghini. The aluminum alloy, V-12 four valve engine generates a maximum of 492 horsepower at 6,800 revolutions per minute and maximum torque of 425 pounds feet at 5,200 revolutions per minute. The M12 uses a 5-speed, manual transaxle. The Company has entered into an Agreement with Lamborghini to purchase 15 engines prior to July 24, 1998. The Vector engine manufactured by Lamborghini, however, is tested and able to be sold only through the calender year 1998. The Company anticipates developing a new engine or upgrading existing engines with Lamborghini or establishing a relationship with a new engine manufacturer prior to December 31, 1998.

   Chassis construction utilizes a semi-monocoque structure with a chrome-moly steel roll cage, while main body construction is of one-piece glass and carbon fiber/epoxy composite. Front suspension consists of independent, unequal length A-arms, concentric coil springs and shock absorbers and anti-dive characteristics. Rear suspension is also by unequal length A-arms using concentric coil springs with adjustable shock absorbers and anti-squat characteristics.

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

   MANUFACTURING AND ASSEMBLY

   The Company manufactured the chassis and all body parts of the Vector M12 at its 22,500 square foot manufacturing, assembly and warehouse facility in Green Cove Springs, Florida. The facility has remained available to Vector; however, Vector terminated all production employees and production operations at the manufacturing facility in November, 1996, and has recommenced production only on a limited basis. The Company believes that the manufacturing facility is capable of supporting the production of 100 cars per year and supporting Vector's production for the foreseeable future.

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

   The use of Lamborghini and others as suppliers of the Vector engine and other components and subsystems allows the Company to limit its investment in production assets. This practice, however, also subjects the Company to risks associated with delivery schedules and quality control.
   For example, the Company's ability to obtain timely delivery of components meeting the Company's specifications could materially delay the Company's ability to produce and deliver automobiles. The duration of any such delay and the resulting negative impact on the Company's operations would increase significantly if alternative suppliers are not readily available. The Company currently believes that Lamborghini will be capable of supplying engines and that there will be alternative sources for other components and subsystems. There can be no assurance, however, that the delays and quality control problems described above will not be experienced from time to time.

   MARKETING

   Vector's marketing efforts ceased in the Fall, 1996. Between August 1, 1997, and December 31, 1997, Vector sold three cars. Once full production is recommenced, the Vector M12 will be sold at retail by dealers that have entered into sales and service agreements with the Company and that will purchase automobiles and parts from the Company for sale to retail customers. The Company plans to rely heavily on the development of a dealer network in marketing the Vector M12, and the strength and quality of the dealer network will have an important impact on future sales. As of March 15, 1996, the Company had three active dealers located in Fort Lauderdale, Florida, Gilroy, California, and Portland, Oregon, two of which filed lawsuits against the Company for the return of one or more Vector M12 cars. See "Item 3. LITIGATION". The Company believes that any problems raised in the lawsuits do not relate to material engineering or production shortcomings. The Company currently has two dealers.

   As the Company's production levels increase, the Company intends to reactivate or develop up to 12 to 14 dealers in North American and international markets. The Company anticipates that it will be able to enter into arrangements with a sufficient number of quality dealers to implement an effective dealer network. See "Competition."

   Under the Company's prior dealer arrangements, each dealer was required to purchase and carry two Vector M12's in inventory. Future dealer arrangements for the purchase of vehicles may change. The Company has no present plans to offer financing to dealers.

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

   BACKLOG

   The Company at December 31, 1996, and September 30, 1997, had no backlog of unfilled purchase orders. The company ceased production in November, 1996, and has not commenced full time production as of December 31, 1997, although the Company produced 4 vehicles between July 24, 1997, and December 31, 1997.

   PRODUCT DEVELOPMENT

   The Company has expended to date since initial design work began in mid-1993 an aggregate of $7,565,521 on research and development of the Vector M12, none of which was customer-sponsored. There was no research and development expense in 1997. Research and development expense totaled $975,521, $4,427,000, $260,000, and $1,180,000 for the
   years ended December 31, 1996 and 1995, three month's ended December 31, 1994 and fiscal years ended September 30, 1994, respectively.

   COMPETITION

   The exotic sports car market is highly competitive. The largest volume competitor in the United States and world markets is Ferrari. Other competitors include Aston-Martin and Lamborghini. The Company may also be subject to competition from other firms desiring to enter the exotic sports car market, such as Porsche, BMW, Maserati or other sports car manufacturers. Many of the Company's competitors have longer operating histories, greater name recognition and more extensive and well-established dealer networks than the Company, and certain competitors have greater financial, marketing and technical resources than
   the Company.   Competition at the retail level is based
   upon, among other things, price, performance, styling, reliability, number and quality of dealers, availability of financing, warranty coverage, and availability of parts and repair. Competition also exists among exotic sports car manufacturers for dealers. Competition for dealers is based upon, among other things, product desirability, price and, to a lesser degree, financing. Although the Company hopes that its products will gain market acceptance and believes that it will be able to develop an effective dealer network, given the Company's limited operating history, there can be no assurance that the Company will be able to compete effectively for either dealers or retail customers.

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

   The Clean Air Act also requires full implementation of on-board diagnostic systems ("OBD") on 1999 model year light-duty vehicles. California has its own OBD requirements which are more stringent than the federal requirements.
   These OBD requirements are of concern because they may cause increased warranty costs and additional recalls.

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

   VEHICLE SAFETY

   Under the National Traffic and Motor Vehicle Safety Act of 1996, NHTSA is required to establish federal motor vehicle safety standards that are practicable, meet the need for motor vehicle safety and are stated in objectiveterms. NHTSA has announced its intention to upgrade certain existing standards and to establish additional standards in the future. The Company expects to be able to comply with those standards.

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

   STATIONARY SOURCE REGULATION

   The Company's assembly, manufacturing and other operations are subject to environmental regulation under the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Pollution Prevention Act of 1990 and the Toxic Substances Control Act, as well as a substantial volume of state legislation paralleling and, in some cases, imposing more stringent obligations than the federal requirements. These regulations impose severe restrictions on air and water-born discharges of pollution from the Company's manufacturing facility, the handling of hazardous materials at and the disposal of wastes from this facility. The Company expects its capital requirements for the period 1997 through 2000 will not be substantial related to compliance with these regulations.

   EMPLOYEES AND CONSULTANTS

   At December 31, 1996, the Company had no employees. D. Peter Rose, the President of the Company, was a consultant of the Company when he resigned as President as of November 11, 1997. The Company currently has contracted with unaffiliated third parties to provide management services and labor. The primary function of all of the Company's current labor force is to build the financial and accounting knowledge to facilitate the recommencement of production activities and the raising of additional funds.

   YEAR 2000

   The Company, like most owners of computer software, will be required to modify portions of its software so that it will function properly in the year 2000. Due to the use of standard computer software packages, management does not expect the amounts required to be expensed over the next two years to have a material effect on the Company's financial position or results of operations.

   ITEM 2.  PROPERTIES.

   The Company currently leases on a month-to-month basis 22,500 square feet of office, manufacturing, assembly and warehouse space in Green Cove Springs, Florida, at a cost of $6,075 per month from an unrelated party. This facility serves as the Company's manufacturing and assembly facility and since August 1997, the Company's principal executive office. During 1996 the Company leased on a month-to-month basis approximately 7,000 square feet of office and warehouse space in Jacksonville, Florida, from Lamborghini USA at a rental rate of $7,176 per month. That lease was terminated in 1997.

   ITEM 3.  LITIGATION

   As described below, the Company and Gerald A. Wiegert are parties to certain legal proceedings which arose, among other things, in connection with the termination in 1993 of Mr. Wiegert as the Company's Chairman, President and Chief Executive Officer. The Company is also a party to certain legal proceedings against persons who acted with Mr. Wiegert.

   In order to gain undisputed access and control over the Company's facilities, assets and business operations, on March 24, 1993, the Company filed an action in the Superior Court of California, Los Angeles County, captioned as Vector Aeromotive Corporation v. Gerald A. Wiegert, (Case Number BC77567) requesting declaratory relief and a temporary restraining order. On September 14, 1993, the court granted the Company's motion for summary judgment on the declaratory judgment contained in the amended complaint.

   Although the court granted summary judgment in favor of the Company on its claim for declaratory relief and undisputed, physical control of the Company has been returned to the Board, all other claims in the Company's amended complaint were pending in 1996. These claims sought monetary damages in an amount to be proven at trial. Mr. Wiegert also asserted various claims against the Company, including claims for unpaid rent on the Company's former principal facility, which was leased by the Company from Mr. Wiegert; breach of employment agreement; and for the return of business assets which Mr. Wiegert alleges are owned by him rather than by the Company. These claims were asserted in a separate action filed in the Superior Court of California, Los Angeles County, on September 27, 1993 captioned Gerald A. Wiegert v. Vector Aeromotive Corporation (Case Number BC089889). Mr. Wiegert's complaint was dismissed by the court on April 23, 1997.

   In February 1994, Mr. Wiegert filed a cross-complaint against the Company, its directors, and its outside securities counsel alleging, among other things, breach of employment contract; breach of covenant of good faith and fair dealing; intentional and negligent misrepresentation; interference with contractual advantage and business interest; negligent and intentional infliction of emotional distress; and libel and slander. The Company challenged the legal sufficiency of the cross-complaint, including subsequent amendments thereof, resulting in elimination of all claims except the claims concerning breach of employment contract by the Company, unpaid rent, conversion, libel and slander.

   In another action filed by Mr. Wiegert as general partner of Vector Car entitled Vector Car v. Vector Aeromotive Corporation, et al., filed in the Superior Court of California, Los Angeles County (Case Number BC106893) on or about June 15, 1994, Mr. Wiegert alleged that the Company assumed a Vector Car debt owed to him of approximately $325,000 and that the Company is obligated to Vector Car under the terms of a $250,000 promissory note payable to Vector Car. This action was referred to the declaratory relief case with Gerald Wiegert, Case Number BC77567, referenced above.

   The litigation with Mr. Wiegert was finally settled by a Settlement and Release Agreement dated December 19, 1996, executed on behalf of Gerald Wiegert, Vector Car Limited and Gerald Wiegert d/b/a Velocity Properties by the Clerk of the Court pursuant to an Order Re Signing of Settlement Documents by Clerk of this Court, dated October 9, 1997.
   As part of the settlement, the Company transferred to Mr. Wiegert certain assets of Vector, none of which are necessary to Vector's continued operations, and signed a non-opposition to Mr. Wiegert's trademark application for the mark "Avtech". Mr. Wiegert transferred to the Company his trademark rights to the marks "Vector" and "Vector W8". The Company has granted Mr. Wiegert a license to use the name "Vector" in the sale of certain Hot Wheels toy cars by Mattel Toys. The settlement did not involve the payment of money by any party.

   In Vector Aeromotive Corporation v. Merrill Lynch, Pierce, Fenner & Smith, Inc. (Case Number BC092389), filed on November 2, 1993, in the Superior Court of California, Los Angeles County, the Company alleged that subsequent to March 22, 1993, Mr. Wiegert and David Kostka, the Company's former Secretary, acting in cooperation with certain representatives of Merrill Lynch, opened "money-market" accounts which were used to deposit and disburse funds of the Company. The Company contended that Merrill Lynch undertook these activities with knowledge that the Board of Directors' resolutions on which Merrill Lynch acted in establishing such accounts were invalid and unauthorized. In a related action, Merrill Lynch, Pierce, Fenner & Smith
   v. Vector Aeromotive Corporation (Case No. BC085474), filed on or about July 21, 1993, in the Superior Court of California, Los Angeles County, Merrill Lynch interpled those funds which remained in the accounts. This action was referred to the declaratory relief case with Gerald Wiegert, Case Number BC77567 referenced above. In September 1993, the funds then remaining in the account were released to the Company pursuant to court order. Having received the remaining funds in the account, the Company sought damages in an amount to be proved at trial. This action was ordered to arbitration and the Company has submitted a claim to the National Association of Securities Dealers, Inc. ("NASD") where the dispute will be heard by a three member panel. The arbitration panel found in favor of Merrill Lynch.

   In Vector Aeromotive Corporation v. Tokai Bank of California (Case Number BC092534), filed in the Superior Court of California, Los Angeles County, on or about November 4, 1993, the Company alleged that Tokai Bank wrongfully, and with knowledge of the activities of Messrs. Wiegert and Kostka, opened accounts and allowed Mr. Wiegert to disburse corporate funds for purposes not authorized by the Board of Directors. The Company sought recovery from Tokai Bank of funds wrongfully disbursed to Mr. Wiegert in an amount to be proved at trial. Tokai Bank filed a motion for summary judgment in its favor which was argued and was denied. The case was settled in 1997 by the payment to the Company of $50,000; however, the check has not been negotiated due to a dispute over legal fees owed to Richard
   J. Aprahamian, a former officer and director of the Company, and his law firm. The Company is unable at this time to determine when it will have access to these settlement funds.

   In Vector Aeromotive Corporation v. David Kostka (Case
   Number BC091267), filed on or about October 15, 1993, in the Superior Court of California, Los Angeles County, the
   Company seeks to recover disbursements made by Messrs.
   Wiegert and Kostka through the Merrill Lynch and Tokai Bank accounts described above. The Company alleges that such accounts were established based on the certificate of Mr.
   Kostka as corporate secretary without the Board of Directors' authorization. Mr. Kostka has filed a cross-complaint for breach of employment contract and is seeking damages therefore of approximately $20,000, which the Company intends to vigorously defend if pursued by Mr.
   Kostka. The case was submitted to binding arbitration, but was not pursued by either party. The case was dismissed
   April 23, 1997.

   In Vector Aeromotive Corporation v. Barash & Hill, et al. (Case No. BC092390), filed on or about November 2, 1993, in the Superior Court of California, Los Angeles County, the Company alleged that the law firm of Barash & Hill, the law firm of Seyfarth, Fairweather & Geraldson, Jerry M. Hill and Anthony H. Barash committed legal malpractice as a result of the conflicts of interest which such firms and lawyers encountered in representing the separate interests of Mr. Wiegert at the expense of the Company and their failure to return funds belonging to the Company. The case was dismissed April 23, 1997.

   In Albert Burtoni v. Vector Aeromotive Corporation, (Case Number CV761178), filed on or about October 22, 1996, in the Superior Court, Santa Clara County, California, Albert Burtoni filed suit against the Company for breach of contract. The case arises out of delivery of automobiles to Albert Burtoni under a dealer agreement. In summary, Albert Burtoni seeks damages for untimely delivery of two automobiles and delivery of unsalable automobiles. The Complaint seeks damages of $176,618.90, plus $1,000 per month from September 22, 1996. The Company intends to vigorously defend this action. This matter is in binding arbitration and a hearing is expected on March 24, 1998.

   In Ron Tonkin Gran Turismo, Inc., v. Vector Aeromotive Corporation (Case Number 9701-00160), filed on or about January 8, 1997, in the Circuit Court, Multnomah County, Oregon, Ron Tonkin Gran Turismo, Inc. ("Ron Tonkin") filed suit against the Company for breach of contract, unlawful trade practices and fraud. The claims centered around the delivery or attempted delivery of two automobiles to Ron Tonkin under a dealer agreement. In summary, Ron Tonkin seeks a return of his cost of the two M12 cars, plus interest. The total amount sought was $330,262, plus interest. The Company assisted Ron Tonkin in selling one of the automobiles subject to the suit for $157,000, and has settled the dispute relating to the second car for a cash payment and the sale of the car.

   In T-n-A Custom Auto Trim, Inc., v. Vector Aeromotive Corporation (Case Number 96-2539-CA-CV-G), filed on or about May 28, 1996, in the Circuit Court, Duval County, Florida, T-n-A Custom Auto Trim, Inc. ("Custom Trim") seeks damages for breach of contract arising out of a contract for Custom Trim to provide material and labor for components of automobiles manufactured by the Company, which never were manufactured. The amount of damages sought is unspecified and to be determined at trial. The Company is vigorously defending this case. A jury trial has been set for April 20,1998.

   In Clay County Port, Inc., v. Vector Aeromotive Corporation (Case Number 96-2335-CA-B), filed on or about November 21, 1996, in the Circuit Court, Clay County, Florida, Clay County Port, Inc., filed suit against the Company to collect delinquent rent on the Company's production facility. Clay County Port, Inc., also obtained on November 25, 1996, a Distress Writ subjecting all assets of the Company located at 975 Martin Avenue, Green Cove Springs, Florida, which is substantially all the assets of the Company, to a lien for rent in favor of Clay County Port, Inc., the landlord, and enjoining the Company from damaging, disposing of, secreting or removing any of the property subject to the Writ. In August, 1997, the Company settled the litigation with a lump-sum payment and periodic payments to satisfy the lease obligations. The Company currently uses the facilities at 975 Martin Avenue, Green Cove Springs, Florida, as its principal office and production plant.

   On or about September 19, 1997, the Tax Collector filed against the Company an Amended Petition by the Clerk of the Circuit Court to enforce a Notice of Delinquent Taxpayer for Validation of Tax Warrants,In Re The Petition of Jimmy Weeks, in his official capacity as Tax Collector of Clay County, Florida, Case No. 97-2393-CA-E, in the Circuit Court, Clay County, Florida. The action seeks to impose a Florida tax lien on the assets of the Company to pay 1996 Florida tangible personal property taxes. The Tax Collector determined that the Company owed $15,549.31 in tangible personal property taxes. A Final Judgment authorizing the Tax Collector to seize and sell personal property of the Company sufficient to pay the tax was entered November 4, 1997, and recorded in the Public Records on November 14, 1997. The Company was unaware of the Tax Warrant or the action until January, 1998, because all notices and information concerning this case was sent to the Company's former offices at Lamborghini, U.S.A., Inc., and not forwarded. The Company has paid the taxes.

   In Puresport Engineering, Ltd. v. Vector Aeromotive Corporation (Case Number 96-005394-CA), filed on or about October 14, 1996, in the Circuit Court, Duval County, Puresport Engineering, Ltd., is seeking $77,191.63, plus interest, for engineering and consulting services. Defendant filed a Motion to Dismiss or in the alternative a Motion to Stay based on failure of Puresport Engineering, Ltd., to obtain authorization to do business in Florida. A Final Order of Dismissal was filed on August 26, 1997.

   Other than as described above, the Company is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
   HOLDERS.

   No matter was submitted during the fourth quarter of the fiscal year 1996 covered by this report to a vote security holders through the solicitation of proxies or otherwise.

    PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS.

   Until September 11, 1996, the Company's Common Stock was traded on the NASDAQ SmallCap Market under the symbol VCAR. On September 11, 1996, the National Association of Securities Dealers (NASD) deleted the Company's Common Stock from listing on the NASDAQ SmallCap Market. Since that time the Company's Common Stock has been traded on the
   over-the-counter market on NASDAQ Bulletin Board.   The
   following table sets forth for the periods indicated the high and low closing bid prices for the Company's Common Stock as reported on the NASDAQ SmallCap Market and in the in over-the-counter market for each calendar quarter for the prior two years. Such prices are interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                           High          Low
    CALENDAR 1995

   First Quarter            .56          .44
   Second Quarter           .50          .34
   Third Quarter           1.00          .47
   Fourth Quarter          1.25          .53

   CALENDAR 1996

   First Quarter            .97          .50
   Second Quarter           .81          .47
   Third Quarter            .72          .22
   Fourth Quarter           .34          .03


   On June 30, 1997, there were 3,566 holders of record of Common Stock (excluding holders whose securities were held in street or nominee name).

   The Company has not paid a dividend on Common Stock. The Company currently has no funds from which to pay dividends and as of December 31, 1996, the Company's shareholders' deficit was $2,015,871. The Company intends to retain all earnings for use in its business for the foreseeable future except as required by the Company's preferred stock when issued to ALSPA and ALUSA. The Board of Directors, at its discretion, may elect to pay dividends in the future based upon, among other factors, the level of the Company's earnings, capital and future prospects.

   ITEM 6.  SELECTED FINANCIAL DATA.

   The following table summarizes certain selected financial information of the Company for each of the periods indicated. This data should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere herein.

   SUMMARY FINANCIAL INFORMATION
   (AMOUNTS IN 000'S EXCEPT FOR PER SHARE AMOUNTS)


                                     THREE
              YEARS ENDED     MONTHS ENDED      YEARS ENDED
              DECEMBER 31,     DECEMBER 31,     SEPTEMBER 30,
               1996   1995    1994     1994     1993     1992
               -------------------     ----     -------------
   STATEMENTS OF LOSS DATA:

   Sale......$  839  $   -    $360     $ 48     $1,467 $1,288


   Gross Profit
     (Loss)..(2,368)  (108)      -       22       517     313


   Operating
     Loss....(5,475)(7,514)   (818) (4,521)    (4,094) (4,233)

   Net Loss..(5,595)(7,653)   (765) (4,471)   (3,890) (4,307)

   Net Loss
     per Share.(.11)  (.19)   (.03)   (.21)     (.28)    (.39)


   Dividends
    per Share..None    None   None    None      None     None

   Weighted Average
   Shares.....52,589 40,919 24,046  21,511      13,690  10,245




                     DECEMBER 31, DECEMBER 31, SEPTEMBER 30,
                    1996   1995   1994 1994    1993    1992
                    ------------------ ----    ------------

   BALANCE SHEET DATA:

   Current Assets.$  761  $1,093 $ 594 $1,167 $1,326  $2,706
   Working Capital
   (deficit)......(2,142) (2,257) (274)   461   (311)   1,688

   Total Assets....  887   1,907 1,295  1,898   1,698  4,483

   Total
     Liabilities...2,903   3,350   933    771   1,737   1,591

   Shareholders' Equity
   (deficit)..... (2,016)(1,443)   361  1,126    (39)  2,892


   The Company has not declared or paid any dividend on its Common Shares, and intends to retain all earnings, if any, for use in its business for the foreseeable future.


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.

   GENERAL

   The design, production and sale of exotic sports cars is a capital-intensive business. The capital requirements inherent in this industry, combined with the Company's lack of sales during the development of the Vector M12, have forced the Company to raise significant capital from time to time in order to fund continued operations. Nevertheless the Company suspended operations in November 1996 due to lack of funds. The Company currently has funds available only to fund limited production and has current liabilities that exceed current assets. Partially because of the amount of money spent on development of the M12 without profits, the Company under its new management recommenced limited operations and plans to proceed gradually to conserve its financial resources.

   In addition, because of the Company's lack of sales in 1994 and 1995, the commencement of production activities in the fourth quarter of 1994 and the suspension of all production activities in November 1996, comparisons from period to period have limited meaning.

   The Company ceased production activities in early 1993 and re-commenced production in late 1995. During calendar years 1994 through 1996, the Company's efforts focused on the design, development, marketing and commencement of production of the Vector M12. Production of the M12 commenced in October 1995, and in March 1996 the Company sold its first M12. The Company sold four cars by the end of 1996; however, three cars subsequently were returned to the Company or became the subject of litigation with the Company's dealers. By November, 1996, due to lack of funds, the Company had ceased substantial activities. It was not until August, 1997, that the Company recommenced any meaningful business activities, and only on a limited basis.

   Litigation with the Company's former President, Gerald Wiegert, who was termination in March 1993, and related lawsuits consumed significant capital and management attention in calender years 1994 through 1996. For further information with respect to this litigation, see Note 10 of Notes to Financial Statements included elsewhere herein. Legal fees totaled $179,078, $546,101, $67,779 and $772,994 for the years ended December 31, 1996 and 1995, the three months ended December 31, 1994, and the fiscal year ended September 30, 1994, respectively. Those legal fees generally were paid to a then director of the Company, Richard J. Aprahamian, or his law firm.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations through the private and public sale of equity securities. Since October 1, 1992 (the beginning of the Company's fiscal 1993), the Company received approximately $21.5 million in net offering proceeds from the sale of equity securities and options through December 31, 1996, compared to the Company's aggregate sales of $2.71 million during the same period. Nevertheless the Company had no funds remaining for operations by November, 1996.

   Since the beginning of fiscal 1993, the Company's principal source of capital has been the private sale of Common Stock and options therefore to V'Power and Setdco. In April 1994, for an aggregate of $2,250,000, V'Power acquired 3,000,000 shares of Common Stock and an option to purchase an additional 6,000,000 shares of Common Stock with a $.75 per share exercise price, which expired unexercised in April 1997. In January and April 1995, for an aggregate of $6,000,000, V'Power acquired 18,333,333 shares of Common Stock and an option to purchase an additional 50,000,000 shares of Common Stock with a $.43 per share exercise price, which expired unexercised in April 1997. In January 1996, for an aggregate of $5,000,000, V'Power acquired 10,000,000 newly-issued shares of Common Stock and an option expiring January 1997 to acquire an additional 50,000,000 shares of Common Stock with a $.45 per share exercise price, which expired unexercised.

   The Company received investment bankers' fairness opinions with respect to the 1995 and the 1996 transactions, and the Company believed that these transactions with V'Power were fair to and in the best interests of the Company. The Company does not believe that V'Power will provide additional funds to the Company, either through purchase of additional equity securities from the Company or exercise of the existing option, to satisfy the Company's capital needs.

   Notwithstanding the sale of equity securities of $6,000,000 in the first quarter of 1995 and $5,000,000 in the first quarter 1996, at December 31, 1995 and 1996, the Company had cash and cash equivalents of $12,370 and $33,864, respectively. Net cash used by the Company in 1996 totaled $4,075,757 for research and development and operating activities. Net cash used by the Company in 1995 totaled $6,565,000, consisting of among other things $5,892,000 used for research and development and operating activities and $673,000 used in the purchase of capital assets including tooling. Net cash used by the Company in the year ended September 30, 1994, totaled $5,309,000 consisting of among other things $4,754,000 used for research and development and operating activities and $555,000 used in the purchase of capital assets including tooling. The Company currently is cautiously proceeding to restore and stabilize operations and did not spend any material amounts in 1997 for capital equipment or research and development.

   The Company's only source of capital at the present time is a loan from American Dream International, Limited, which is provided on a discretionary basis. There can be no assurance that this financing source will be sufficient to provide cash necessary for the Company to recommence production in full, to pay existing commitments such as rent or pay all or any significant portion of the existing creditors of the Company. The Company currently has no other commitment from others to provide additional capital, and there can be no assurance that such funding will be available if or when needed, or if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital, when and if needed, it could be forced to either curtail operations or again cease business activities altogether.

   The lack of liquidity and capital resources raise substantial doubt about the Company's ability to continue as a going concern. However, the Company has initiated the following actions which it believes will allow the Company to resume profitable operations.

   (a) As more fully described in "CHANGES OF CONTROL AND
   FINANCING TRANSACTIONS" the Company has entered into an agreement with American Dream for additional capital as well as restructuring its debt to an affiliated company.

   (b) The Company has consolidated all operations into the plant in Green Cove Springs, Florida.

   (c) The Company has settled litigation which has endured for several years.

   (d) The Company has resumed operations with a new management team. The objective of this team is to significantly reduce operating expenses while continuing to produce the Vector M12.

   RESULTS OF OPERATIONS

   At December 31, 1996, the Company had an accumulated deficit of $39,338,376. For the years ended December 31, 1996 and 1995, the three months ended December 31, 1994, and the fiscal year ended September 30, 1994, the Company had a net loss of $5,594,993, $7,652,565, $764,738 and
   $4,471,032, respectively. The loss equaled a total of $18,483,328 for the three years and three months, with total aggregate revenues during the same period of $1,247,098. The Company's net loss for the year ended December 31,1997 was $213,016. The future success of the Company will be influenced by expenses, operational difficulties and other factors frequently encountered in the development of a business enterprise in a competitive environment, many of which may be beyond the Company's control.

   Total general and administrative expenses decreased from $3,363,000 for the year ended September 30, 1994 to $2,979,000 for the year ended December 31, 1995, an 11% reduction, primarily due to decreases in professional fees.
   Similarly, total general and administrative expenses decreased again in 1996 from $2,979,000 to $1,800,958 for the year ended December 31, 1996, primarily due to the Company suspended operations beginning approximately
   August, 1996. The reduction in professional fees for 1995 was partially offset by increases in salaries and wages and related benefits as the workforce was replenished to become fully operational after the layoffs which occurred in 1994.
   General and administrative expenses for 1995 also included a litigation settlement totaling $100,000. During the years ended 1996, 1995 and 1994, non-cash compensation expense relating to granting stock options below market value was recorded totaling $-0-, $133,440, $37,188 and $-0- respectively. General and administrative expense in fiscal 1994 included reclassifications from other income
   (expense) of $125,000 for litigation expense and $131,000 for relocation expenses.

   General and administrative expenses for the three months ended December 31, 1994 totaling $558,000 were incurred primarily for professional fees, salary and wages and related benefits and relocation expenses totaling approximately $100,000.

   Research and development increased from $1,179,000 in fiscal year 1994 to $4,427,000 for the year ended December 31, 1995, reflecting the expense and concerted efforts in 1995 to complete the design, engineering, development and commencement of production of the Vector M12. Research and development was $975,521 for the year ended December 31, 1996. Research and development ceased with other operations by November, 1996, and has not been revitalized to date.

   Other income (expense) was ($120,000), ($138,000), $53,000 and $50,000 for the year ended December 31, 1996 and 1995, the transition period ended December 31, 1994, and the year ended September 30, 1994. Miscellaneous expenses and legal settlements are included, offset by investment earnings on invested funds in 1995 and 1994.

   The Company has various deferred tax assets totaling $14,238,000 as of December 31, 1996. Due to the uncertainty of the realization of these tax assets the Company has offset these deferred tax assets with a valuation allowance. However, the Company could realize benefit from some of these tax assets to offset future tax liabilities, in any.

   NEW ACCOUNTING STANDARDS

   The Company is required to adopt the provisions of Statement of Financing Accounting Standards No. 121, ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of during its fiscal year ending December 31, 1996. SFAS No. 121 requires the recognition and measurement of impairment to long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The adoption of SFAS No. 121 had no material effect on the Company's financial condition or results of operations.

   The Company is also required to adopt the provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), Accounting for Stock Based Compensation during
   its fiscal year ending December 31, 1996.   SFAS No. 123,
   among other things, requires certain added disclosures regarding the fair value of equity instruments, such as stock options, issued by the Company. In addition, SFAS No. 123 encourages the recognition of expense for the fair value of equity instruments issued by the Company. The adoption of SFAS No. 123 had no material effect on the Company's financial condition or results of operations.

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128, which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international earnings-per-share standards. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is not expected to have a material effect on the Company's reported earnings-per-share amounts.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company has not determined the impact that the adoption of these new accounting standards will have on its future financial statements and disclosures.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Financial statements of the Company are set forth herein beginning on page F-1.

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

   PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
   REGISTRANT.

   Name                         Position

   W. R. Welty                  Director

   T. J. Enright                Director
                                Chief Operating Officer
                                Secretary

   Lilly Beter                  Director
                                Chief Financial Officer

   Michael J. Kimberley         Director


   Lilly Beter (age 63) has been a director of Vector since August 4, 1997, and Chief Financial Officer since September 11, 1997. For the past five years, Ms. Beter has been President of Lilly Beter Capital Group, Inc., a lobbyist and financial consultant. Ms. Beter was elected a director pursuant to the terms of a Loan Agreement dated July 22, 1997, under which American Dream, formerly known as Tradelink International, Ltd., has agreed to fund discretionary lines of credit in the aggregate amount of $3,750,000, and a Shareholders Agreement and Option dated July 22, 1997, under which the majority shareholder of the Company, V'Power Corporation, has agreed to vote as director certain nominees of American Dream.

   T. J. Enright (age 52) has been a director of the Company since July 22, 1997. Mr. Enright was appointed Chief Operating Officer and Secretary of the Company on August 4, 1997. For the past five years, Mr. Enright has been acting as a business consultant through Sinclair Management, Ltd., a corporation organized under the laws of The Bahamas. In 1994, Mr. Enright acting as a business consultant wrote a business plan for Vector in which he evaluated Vector's operations and business prospects. Mr. Enright also has been employed in various executive positions by Group Lotus plc, the manufacturer of Lotus sports cars, and certain of its affiliated companies. Mr. Enright was elected a director pursuant to the terms of a Loan Agreement dated July 22, 1997, under which American Dream, formerly known as Tradelink International, Ltd., has agreed to fund discretionary lines of credit in the aggregate amount of $3,750,000, and a Shareholders Agreement and Option dated July 22, 1997, under which the majority shareholder of the Company, V'Power Corporation, has agreed to vote as director certain nominees of American Dream. Mr. Enright has been responsible for the day-to-day management of Vector since August 4, 1997.

   Michael J. Kimberley (age 59) has served as a director of the Company since May 1994. Since January, 1997, Mr. Kimberly has been an executive advisor to the national automobile industry in Indonesia. From April 15, 1994, to December, 1997, Mr. Kimberley served as president of Lamborghini. From January 1992 to April 1994, he was the Executive Vice President of General Motors Overseas Corporation for Malaysia. Prior to that time, Mr. Kimberley had been employed in various executive positions by Group Lotus plc, the manufacturer of Lotus sports cars, and certain of its affiliated companies. Mr. Kimberley also has acted as an unpaid technical consultant to Vector since January 1, 1997.

   W. R. Welty (age 51) has been a director of the Company since July 22, 1997. Mr. Welty was elected a director pursuant to the terms of a Loan Agreement dated July 22, 1997, under which American Dream, formerly known as Tradelink International, Ltd., has agreed to fund discretionary lines of credit in the aggregate amount of $3,750,000, and a Shareholders Agreement and Option dated July 22, 1997, under which the majority shareholder of the Company, V'Power Corporation, has agreed to vote as director certain nominees of American Dream. American Dream also has the right to purchase sufficient shares of common stock of the Company to make American Dream the majority shareholder of the Company. Mr. Welty is the majority shareholder of American Dream. Mr. Welty owns and operates a series of businesses in California oriented to a mature, adult customer that employ or contract with in the aggregate approximately 500 people. These business entities are as follows: A-Z Books, Inc., (bookstore); Bar Venture, Inc. (leases bar equipment); Gale Turnbull, Inc. (dance bar); Kona Bar & Grill, Inc. (bar and grill); Manta Management, Inc. (dance bar); T & A Video (video rental, book store and dance bar). In addition, Mr. Welty is an owner in Associated Construction Services, Inc. (insurance consultant on catastrophic events) and Quicksilver Enterprises, Inc. (manufactures ultra light aircraft). Mr. Welty has been actively involved in the development of the Company's business strategy and in important implementation decisions.

   Section 16(a) Beneficial Ownership Reporting Compliance

   In January, 1996, V'Power purchased from the Company 10,000,000 newly issued shares of common stock and an option, which has since expired, to acquire an additional 50,000,000 shares of common stock of the Company. The current management of the Company is not aware based upon the Company's records that a Form 4 was filed by V'Power reporting this common stock purchase, although the transaction was reported on a Form 8-K by the Company and the Company obviously was aware of the purchase. In addition, the records of the Company reflect that the common stock owned by Setdco Engineering Corporation may have been reduced from 5,000,000 shares to 3,000,000 shares at some time between March 31, 1995, and June 30, 1997; however the Company has no record of the filing of a Form 4 or Form 5 describing the reduction in ownership. The records of the Company received by current management, however, may not accurately reflect the actual records of the Company at a specific time in 1996 because some corporate records are believed to have been lost, misplaced of inadvertently destroyed between the time that the Company suspended operations due to lack of funds and the time that current management of the Company received the records of the Company.

   ITEM 11.  EXECUTIVE COMPENSATION.

   For the year ended December 31, 1996, the Company paid D. Peter Rose salary of $117,500 and paid a consulting company believed to be owned by D. Peter Rose consulting fees of $16,000. D. Peter Rose was President of the Company until his resignation effective November 11, 1997. For the year ended December 31, 1996, the Company paid its chief financial officer, Janna Connolly, salary of $64,026. The current management is not aware of the grant of any stock options or other compensation paid to executive employees in 1996.

   For years prior to the year ended December 31, 1996, information is incorporated by reference from the definitive proxy statement filed with the Securities
   Exchange Commission with the Definitive Form 14-A on April
   29, 1996.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
   AND MANAGEMENT.

   Security Ownership of Certain Beneficial Owners.

   (1)             (2)                  (3)           (4)

   Title of  Name and address     Amount and nature  Percent
   Class      of beneficial              of            of
                 owner               beneficial       Class
                                      ownership

   Common    V'Power Corporation     37,333,333(a)    69.6%
             Wisma Antars 3rd Floor
             JLN Medan Selatan #17
             Jakarta 10110 Indonesia

   Common    Sedtco                   3,000,000        5.6%
              Engineering Corp.
              c/o Eagle Holding Ltd.
              Leppo Plaza 3rd Floor
              J L Jenl Sudi Amakav 25
              Jakarta 12920 Indonesia

   Common     American Dream         37,333,333(b)    69.6%
               International Limited
              c/o One Independent Drive
              Suite 3131
              Jacksonville, FL 32202

   Common     W. R. Welty(c)         37,333,333(b)    69.6%
              c/o One Independent Drive
              Suite 3131
              Jacksonville, FL 32202

   Common     American Dream         60,000,000(d)  52.8%(d)
               International Limited
              c/o One Independent Drive
              Suite 3131
              Jacksonville, FL 32202

   Common     W. R. Welty(c)         60,000,000(d)  52.8%(d)
               c/o One Independent Drive
              Suite 3131
              Jacksonville, FL 32202
   _______________________

   (a) Management believes that V'Power may have the right to acquire or has acquired the common stock owned by Sedtco Engineering Corp., in which case the total number of shares beneficially owned by V'Power would be 40,333,333 and the percent of ownership would be 75.2%, although this transaction has not been confirmed by the Company.

   (b) American Dream has certain rights to acquire and certain rights to vote or direct the vote of common stock of the Company owned by V'Power as more fully described above under the caption "Item I. BUSINESS - General".

   (c) W. R. Welty owns and controls American Dream. See notes (b) above and (d) below.

   (d) American Dream has certain rights to acquire authorized but unissued shares of common stock of the Company as more fully described above under the caption "Item I. BUSINESS - General". The percent of ownership assumes the issuance of the additional 60,000,000 shares by the Company, in which case the percent of ownership of other beneficial owners would decrease accordingly, and the only other five percent owner known to the Company would be V'Power, which would own 32.5% based on 37,333,333 shares.

   Security Ownership of Management.

   (1)                         (2)
         (3)                 (4)

   Title of      Name          Amount and nature    Percent
   Class     of beneficial            of               of
                 owner            beneficial         Class
                                  ownership
   ----------------------------------------------------------
   Common    W. R. Welty(a)      37,333,333(a)      69.6%

   Common    W. R. Welty             81,556            *

   Common    T. J. Enright       37,333,333(b)      69.6%

   Common    W. R. Welty(c)      60,000,000(c)      52.8%(c)

   Common    T. J. Enright       60,000,000(d)      52.8%(d)

   Common    Michael J. Kimberley    95,000(e)         *
   -----------------------------------
    *  Less than 1%

   (a) W. R. Welty owns and controls American Dream. See notes (a) and (b) above under the caption "Security
   Ownership of Certain Beneficial Owners."

   (b) T. J. Enright is an executive officer of American
   Dream.  See notes (a) and (b) above under the caption
   "Security Ownership of Certain Beneficial Owners."

   (c) W. R. Welty owns and controls American Dream.  See note
   (d) above under the caption "Security Ownership of Certain
   Bneficial Owners."

   (d) T. J. Enright is an executive officer of American
   Dream.  See note(d) above under the caption "Security
   Ownership of Certain Bneficial Owners."

   (e) Includes 95,000 shares acquirable upon exercise of presently exercisable options.

   D. Peter Rose, Sudjaswin E.L., George J. Fencl and Richard
   J. Aprahamian were directors of the Company on December 31, 1996, and D. Peter Rose was President of the Company on December 31, 1996. The security ownership of these individuals is incorporated by reference from the Company's Proxy Statement in connection with the Annual Meeting of Shareholders filed with the Securities Exchange Commission with the Definitive Form 14-A on April 29, 1996. All options held by these directors have expired in 1997.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The related transactions are described above under the caption "Item I. BUSINESS - General". At the time the transactions with V'Power were entered into, V'Power was an affiliate of one or more directors of the Company. In addition, current management believes that the Company paid to an affiliate of a then director, Sudjaswin E.L., consulting fees of $590,000 in connection with one or more financing transaction between V'Power, also an affiliate of Sudjaswin E.L., and the Company over a two year period.
   The current management of the Company believes that the chief financial officer of the Company during the part of 1996 in which the significant portion of the operating loss occurred was a relative of Sudjaswin E.L.

   PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
   REPORTS ON FORM-8-K.

        (A) LIST OF FINANCIAL STATEMENTS AND SCHEDULES FILED
   AS A PART OF THIS REPORT:

        (1) FINANCIAL STATEMENTS:

   Report of Independent Certified Public Accountants

   Balance Sheets - December 31, 1996, December 31, 1995 and
   September 30, 1994

   Statements of Operations for the years ended December 31, 1996 and 1995, the Transition Period Ended December 31,
   1994, and the year ended September 30, 1994

   Statement of Common Stockholders' Equity for the years
   ended December 31, 1996 and 1995, the Transition Period
   Ended December 31, 1994, and the year ended September 30,
   1994

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1996 and 1995, the Transition Period Ended
   December 31, 1994, and the year ended September 30, 1994

   Notes to Financial Statements for the years ended December
   31, 1996 and 1995, the Transition Period Ended December 31,
   1994, and the year ended September 30,1994


   (2) FINANCIAL STATEMENT SCHEDULES:


         Report of Independent Certified Public Accountants

         Schedule II/Valuation and Qualifying Accounts


        (B) REPORTS ON FORM 8-K

        Since September 30, 1996, the Company has filed four current reports on Form 8-K: Form 8-K dated October 14, 1997, reporting under Item 1, Changes in Control of Registrant, and Item 5, Other Events; Form 8-K dated November 3, 1997, reporting under Item 5, Other Events; Form 8-K dated November 7, 1997, reporting under Item 5, Other Events; Form 8-K dated November 14, 1997, reporting under Item 6, Resignation of Registrant's Directors.

        (C)  EXHIBITS

   EXHIBIT NO.  DOCUMENT


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

    *4.1 Form of specimen certificate for 1991 Warrants of the Company (incorporated by reference to Exhibit 4.1.2 to the Company's Registration Statement on Form S-1 File No.
   33-39281)("Form S-1 No. 33-39281")

    *4.2 Payment Agreement, including stock options, between the Company and Corporate Relations Group, Inc.
   (incorporated  by reference to Exhibit 4.1 to the Company's
   Quarterly Report on Form 10-Q for the period ended
   September 30, 1995)

    *4.3 Warrant dated August 1, 1991 entitling Gerald A.
   Wiegert to purchase 1,000,000 shares of common stock
   (incorporated by reference to Exhibit 10.2.6 to the Company's Form S-1 No. 33-39281)

   *10.1 Share Purchase Agreement dated October 28, 1992 between the Company and Setdco Engineering, Inc.
   (incorporated by reference to Exhibit 10.1.1 to the Company's Annual Report on Form 10-K for the year ended
   September 30, 1994 ("1994 Form 10-K)

   *10.2 Amended Share Purchase Agreement dated April 29, 1994 between the Company and V'Power Corporation (incorporated by reference to Exhibit 10.1.2 to the Company's 1994 Form
   10-K)

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

   *10.7 1992 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2.2 to the Company's 1994 Form 10-K)

   *10.8 1992 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2.3 to the Company's 1994 Form
   10-K)

   *10.9   1990 Incentive Stock Option Plan (incorporated by
   reference to the Company's Form S-1 No. 33-35458)

   *10.10 1990 Non-Qualified Stock Option Plan (incorporated by reference to the Company's Form S-1 No. 33-35458)*10.11
   1988 Incentive Stock Option Plan (incorporated by reference to the Company's Form S-18)

   *10.12 1988 Non-Qualified Stock Option Plan (incorporated by reference to the Company's Form S-1 No. 33-35458)

   *10.13 Agreed Contract between the Company and Automobili Lamborghini, S.p.A. for Engine Development Program and Engine Purchase Agreement (incorporated by reference to
   Exhibit 10.01 to the Company's March 1995
   Form 10-Q and Exhibit 10.01 to the Company's Amendment No. 1 to the March 1995 Form 10-Q on Form 10-Q/A)

   *10.14  Share Purchase Agreement, including form of option and registration rights agreements, dated December 29, 1995 by and between the Company and V'Power Corporation
   (incorporated  by reference to Exhibit 99.1 to the
   Company's Current Report on Form 8-K dated January 24,
   1996)

   *10.15  Form of Warrant Agreement with respect to 1993
   Officer and Director Warrant Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration
   Statement on Form S-8 (File No. 33-300073)

   *10.16 Share Purchase Agreement, including form of option and registration rights agreements, dated July 22, 1997 by and between the Company and American Dream International Limited, formerly known as Tradelink International Limited (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated October 14, 1997)

   *10.17 Option Agreement, dated July 22, 1997 by and between the Company and American Dream International Limited, formerly known as Tradelink International Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated October 14, 1997)

   *10.18 Shareholder Agreement and Option, dated July 22, 1997 by and among the Company, V'Power Corporation and American Dream International Limited, formerly known as Tradelink International Limited (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated October 14, 1997)

   *10.19 Registration Rights Agreement, dated July 22, 1997 by and between the Company and American Dream International Limited, formerly known as Tradelink International Limited (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated October 14, 1997)

   *10.20 Debt Conversion and Preferred Stock Agreement, dated July 22, 1997 by and between the Company and Automobili Lamborghini, S.p.A.(incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated October 14, 1997)

   *10.21 Debt Conversion and Preferred Stock Agreement, dated July 22, 1997 by and between the Company and Automobili Lamborghini U.S.A., Inc.(incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated October 14, 1997)

   *10.22  Debt Forgiveness and Technology Agreement, dated
   July 22, 1997 by and between the Company and V'Power
   Corporation (incorporated  by reference to Exhibit 7 to the
   Company's Current Report on Form 8-K dated October 14,
   1997)

   *10.23 Loan and Security Agreement, including form of promissory notes, dated July 22, 1997 by and between the Company and American Dream International Limited, formerly known as Tradelink International Limited (incorporated by reference to Exhibit 8 to the Company's Current Report on Form 8-K dated October 14, 1997)

   *10.24  Promissory Note in the amount of $2,500,000, dated
   July 22, 1997 made by the Company to American Dream
   International Limited, formerly known as Tradelink
   International Limited (incorporated by reference to Exhibit 9 to the Company's Current Report on Form 8-K dated
   October 14, 1997)

   *10.25  Promissory Note in the amount of $1,250,000, dated
   July 22, 1997 made by the Company to American Dream
   International Limited, formerly known as Tradelink
   International Limited (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated October 14, 1997)

    27.1   Financial Data Schedule (for SEC use only)

   ----------------------------------
        *Incorporated by reference.

   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   VECTOR AEROMOTIVE CORPORATION


   By       /s/ T. J. Enright
             T. J. Enright,
             Chief Operating Officer

   Dated:   March 24, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   /s/ T. J. Enright
   T. J. Enright
   Director and Chief Operating Officer
   March 24, 1998

   /s/ W. R. Welty
   W. R. Welty Director
   March 26, 1998


   /s/ Michael J. Kimberley
   Michael J. Kimberley, Director
   March 28, 1998


   /s/ Lilly Beter
   Lilly Beter, Director and Principal Financial Officer
   March 27, 1998



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