Form 10-Q
period 1997-06-30
VECTOR AEROMOTIVE CORP
filed 1998-03-31
CIK 830664

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


   (Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

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

   (904) 529-0092

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes          No   X

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

            PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

   Yes ______   No ______

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common Stock, $.01 par value per share;
          53,609,387 shares outstanding as of June 30, 1997


















                        Vector Aeromotive Corporation
                           Condensed Balance Sheets
                                    (Unaudited)

                                     March 31,                    March 31,
                                         1997                          1996
   --------------------------------------------------------------------------
   Assets
   Current Assets
     Cash and cash equivalents        $   30,617                 $ 1,090,457
     Inventories                         556,612                   1,380,833
     Prepaid Expenses                     15,628                     167,534
    Accounts and other receivables            -                        7,427
   -------------------------------------------------------------------------
      Total current assets               602,857                   2,646,251

   Property & Equipment                  119,977                     749,172

   Other Assets                            1,850                     141,905
   --------------------------------------------------------------------------
    Total assets                      $  724,683                 $ 3,537,328
   ==========================================================================
   Liabilities and Stockholders' Equity

   Current Liabilities
     Accounts payable                 $  678,404                 $   668,238
     Accrued expenses                    209,615                     550,605
     Other payables                      307,971                           -
     Loans payable to related parties    423,407                     178,200
     Customer deposits                    25,000                      50,000
   --------------------------------------------------------------------------
       Total current liabilities       1,644,397                   1,447,043
   --------------------------------------------------------------------------
   Long term liabilities
     Loans payable to related parties  1,105,053                          -
     Notes payable                       250,000                          -
   --------------------------------------------------------------------------
       Total long term liabilities     1,355,053                          -
   --------------------------------------------------------------------------
     Total liabilities                 2,999,450                   1,447,043
   --------------------------------------------------------------------------

   Stockholders' equity
    Common stock, par value $.01 per $   536,395                 $   530,831
     share, 600,000,000 shares authorized;
     issued and outstanding: 53,609,387
     in 1997 and 53,083,199 in 1996
    Capital in excess of par value    36,786,109                  36,565,703
    Accumulated deficit              (39,597,271)                (35,006,249)
   --------------------------------------------------------------------------
     Total stockholders' equity       (2,274,766)                  2,090,285
   --------------------------------------------------------------------------

     Total liabilities and
       stockholders' equity          $   724,683                 $ 3,537,328
    =========================================================================

   See accompanying notes to unaudited condensed financial statements.


























                            Vector Aeromotive Corporation
                         Condensed Statements of Operations
                                      (Unaudited)


                                  Three Months                 Three Months
                                         Ended                        Ended
                                March 31, 1997               March 31, 1996
   -------------------------------------------------------------------------
   Sales                           $         -                 $    149,470
   Cost of sales                             -                      167,413
   -------------------------------------------------------------------------
    Gross profit (loss)                      -                      (17,946)
   -------------------------------------------------------------------------
   Costs and expenses
     Manufacturing overhead                  -                      194,899
     General and administrative        249,543                      612,891
     Research and development                -                      473,076
   -------------------------------------------------------------------------
       Total costs and expenses        249,543                    1,280,865
   -------------------------------------------------------------------------
   Operating profit (loss)            (249,543)                  (1,298,809)
   -------------------------------------------------------------------------
   Other income (expense)
     Interest and other income               -                       36,002
     Interest expense                   (9,352)                           -
   -------------------------------------------------------------------------
   Net profit (loss)                $ (258,895)                 $(1,262,806)
   =========================================================================
   Net profit (loss) per shar       $    (0.00)              $        (0.02)
   =========================================================================
   Weighted average common shares
    outstanding                     53,609,387                   50,575,366
   =========================================================================

       See accompanying notes to unaudited condensed financial statements.





                           Vector Aeromotive Corporation
                     Condensed Statement of Shareholders' Equity
                                      (Unaudited)

                                     Capital in
                 Common Stock         Excess Of    Accumulated
              Shares       Amount     Par Value      Deficit        Total
   -------------------------------------------------------------------------
   Balance,
   December 31,
   1996     53,639,599    $536,396   $36,786,109  $(39,338,376) $(2,015,871)

   Net Profit (loss)                                  (258,895)    (258,895)
   -------------------------------------------------------------------------
   Balance,
   March 31,
   1997     53,639,599    $536,396   $36,786,109  $(39,597,271) $(2,274,766)

   ==========================================================================

       See accompanying notes to unaudited condensed financial statements.





















                                Vector Aeromotive Corporation
                               Condensed Statements of Cash Flows
                                        (Unaudited)
                                       Three Months             Three Months
                                              Ended                    Ended
                                     March 31, 1997           March 31, 1996
   --------------------------------------------------------------------------

   Cash flows from operating activities:
     Net profit (loss)                   $   (258,895)          $(1,262,806)
     Adjustments to reconcile net profit (loss)
       to net cash used in operating activities:
     Depreciation and amortization              4,022                59,031
   (Increase) decrease from changes in:
     Accounts receivable                      155,000                     -
     Inventories                                    -              (579,273)
     Prepaid expenses and other assets              -               104,345
     Accounts payable                         (31,807)             (830,429)
     Accrued expenses                           9,600                     -
     Other payables                             6,480                (82,286)
     Customer deposits                              -                 10,000
   --------------------------------------------------------------------------
   Net cash from operating activities        (115,600)            (2,581,418)
   --------------------------------------------------------------------------
   Cash flows used in investing activities:
     Acquisition of property and equipment          -               (136,775)
   --------------------------------------------------------------------------
   Net cash used in investing activities            -               (136,775)
   --------------------------------------------------------------------------
   Cash flows from financing activities:
     Proceeds from issuance of common
       stock and warrants                           -               4,704,733
     Proceeds from exercise of warrants             -                  91,547
     Repayment of loan payable to
     related party                                  -              (1,000,000)
      Loan payable American Dream Int'l       112,353                       -
   --------------------------------------------------------------------------
   Net cash from financing activities         112,353               3,796,280
   --------------------------------------------------------------------------
   Net increase (decrease) in cash and
    cash equivalents                          ( 3,247)              1,078,087

   Cash and cash equivalents, beginning
    of period                                  33,864                  12,370
   --------------------------------------------------------------------------
   Cash and cash equivalents, end of
    period                                     30,617               1,090,457
   ==========================================================================

   See accompanying notes to unaudited condensed financial statements.


































                                      Vector Aeromotive Corporation

                                       Notes to Financial Statements

   1.  Basis of Presentation

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
   10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

   2.  Inventories

   The components of inventory consist of the following:

                                March 31,                March 31,
                                     1997                     1996
   -------------------------------------------------------------------------
   Raw Material                $  223,666               $  530,785
   Work-in Progress                48,666                  353,443
   Finished Goods                 284,280                  496,605
   -------------------------------------------------------------------------
   Total                       $  556,612               $1,380,833
   =========================================================================

   3.  Payables to Related Parties

   As of March 31, 1997, the Company owed a total of$847,229 to Automobili Lamborghini S.p.A., $568,577 to Automobili Lamborghini U.S.A., and $112,353 to American Dream International Limited.

   4.  Notes Payable to Unrelated Parties

   As of March 31, 1997, the Company had borrowed a total of $250,000 uncollateralized, from an unrelated party accruing interest at 9%. No principle or interest payments have been made.





                            PART 1 - FINANCIAL INFORMATION


   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATION


   General

   Vector Aeromotive Corporation (the "Company") ceased operations November 1996 due to a lack of funds. In January 1997, a letter of intent was exchanged among the Company, V'Power Corporation, Automobili Lambourghini U.S.A., Inc., Automobili Lambourghini S.p.A. and American Dream International Limited (formally Tradelink International Limited) ("American Dream"). Based upon the letter of intent American Dream commenced funding a loan to the Company pending preparation and signing of final agreements. By March 31, 1997 American Dream had loaned $112,352 to the Company.


   Results of Operations

   For the period ended March 31, 1997, the Company had a net loss of $258,895 compared to a net loss of $1,262,806 for the comparable period of 1996. The Company was not in operation during this period.


   Liquidity and Capital Resources

   During the first quarter the Company collected accounts receivable of $155,000 and borrowed $112,352 from American Dream. These were the only sources of cash for the quarter. The Company did not have any other sources available to it to raise additional capital.
   The Company was negotiating with American Dream for the possibility of additional funding. The lack of liquidity and capital resources raised substantial doubt about the Company's ability to continue as a going concern.






                                             SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



   VECTOR AEROMOTIVE CORPORATION


   By:            /s/ Timothy J. Enright
          Timothy J Enright, President

   Date: March 27, 1998



   By:          /s/ Lily Beter
         Lily Beter,  Chief Financial Officer

   Date: March 27, 1998