Form 10-Q
period 1997-09-30
VECTOR AEROMOTIVE CORP
filed 1998-03-31
CIK 830664

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


   (Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

        For the nine months ended September 30, 1997

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

   Yes          No

        APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value per share;
     53,609,387 shares outstanding as of June 30, 1997


















                 Vector Aeromotive Corporation

                    Condensed Balance Sheets
                           (Unaudited)


                                 September 30,  September 30,
                                          1997           1996
   -----------------------------------------------------------
   Assets
   Current Assets
     Cash and cash equivalents   $         (14)    $       783

     Inventories                       486,274      1,409,917
     Prepaid Expenses                        -          3,620
     Accounts and other receivables          -         14,745
   -----------------------------------------------------------
       Total current assets            486,260      1,429,066

   Property & Equipment                111,928        768,688

   Other Assets                          1,850         85,744
   -----------------------------------------------------------
   Total assets                     $  600,038     $ 2,283,498
   ===========================================================

   Liabilities and Stockholders' Equity

   Current Liabilities
     Accounts payable             $   700,796     $ 1,210,519
     Accrued expenses                 213,199         257,446
     Other payables                   286,935               -
     Loans payable to related parties       -         487,024
     Customer deposits                 25,000          25,000
   ----------------------------------------------------------
   Total current liabilities        1,225,930       2,189,988
   ----------------------------------------------------------
   Long term liabilities
     Loans payable to
     related parties                1,317,489              -
     Notes payable                    250,000              -
   Total long term liabilities      1,567,489              -
   ----------------------------------------------------------
   Total liabilities                2,793,419       2,189,988
   ----------------------------------------------------------
   Stockholders' equity
     Common stock,
     par value $.01 per          $  536,395       $   536,395
     share, 600,000,000 shares
     authorized; issued and
     outstanding: 53,609,387
     in 1997 and 53,609,387
     in 1996
     Capital in excess
     of par value               36,786,109         36,786,109
     Accumulated deficit       (39,515,886)       (37,228,994)
   ----------------------------------------------------------
   Total stockholders' equity   (2,193,381)            93,510
   ----------------------------------------------------------
   Total liabilities and
     stockholders' equity      $   600,038         $ 2,283,498
   ==========================================================

   See accompanying notes to unaudited condensed financial statements.




                             Vector Aeromotive Corporation
                        Condensed Statements of Operations
                                            (Unaudited)

                    Three Months Ended       Nine Months Ended
                          September 30,          September 30,
                      1997        1996        1997        1996
   -----------------------------------------------------------
   Sales         $ 118,500  $  (9,483)   $ 118,500   $ 610,878
   Cost of sales    84,160          -       84,160     625,638
   -----------------------------------------------------------
   Gross profit
    (loss)          34,340     (9,483)      34,340    (14,760)
   -----------------------------------------------------------
   Costs and expenses
     Manufacturing
     overhead           -     164,995            -    605,132
   General and
     administra-
     tive          257,232    271,252      680,747  1,792,985
   Research and
    development          -    449,593            -  1,184,245
   -----------------------------------------------------------
   Total costs
    and expenses   257,232    691,256      680,747  3,582,363
   -----------------------------------------------------------
   Operating
    profit (loss) (222,892)  (700,739)    (646,407)(3,597,123)
   Other income
    (expense)
    Interest and
    other income   500,000     25,929      500,000   111,572
   Interest
    expense        (12,398)         -      (31,102)        -
   ----------------------------------------------------------
   Net profit
     (loss)        264,710   (674,809)    (177,509)(3,485,550)
   ===========================================================
   Net profit (loss)
     Per share       $0.00     ($0.01)      ($0.00)    ($0.07)
   ===========================================================
   Weighted average
    common shares
    outstanding 53,609,387 53,609,387   53,609,387 52,559,514
   ===========================================================
   See accompanying notes to unaudited condensed financial statements.

                Vector Aeromotive Corporation
          Condensed Statement of Shareholders' Equity
                         (Unaudited)


                          Capital in
              Common Stock   Excess Of     Accumulated
            Shares   Amount  Par Value        Deficit    Total
   -----------------------------------------------------------
   Balance,
   December 31,
   1996
      53,639,599 $536,396 $36,786,109$(39,338,376)$(2,015,871)

   Net Profit
    (loss)                               (177,510)   (177,510)
   -----------------------------------------------------------
   Balance,
   Sept 30,
   1997
      53,639,599 $536,396 $36,786,109$(39,515,886)$(2,193,381)
   ===========================================================
   See accompanying notes to unaudited condensed financial statements.

















               Vector Aeromotive Corporation
             Condensed Statements of Cash Flow
                       (Unaudited)


                            Nine Months          Nine Months
                                  Ended                Ended
                     September 30, 1997    September 30, 1996
   -----------------------------------------------------------
   Cash flows from operating
   activities:
     Net profit (loss)       $ (177,510)          $(3,485,550)

     Adjustments to reconcile
       net profit
       loss) to net cash
       used in operating
       activities
       Depreciation and
       amortization             12,070                328,865
       (Increase) decrease in
       Accounts receivable     155,000                      -
       Inventories              70,338               (608,357)
       Prepaid expenses and
       other assets             15,628                260,941
     Increase (decrease) in
       Accounts payable         (9,415)              (288,148)
       Accrued expenses         13,185               (145,448)
       Other payables           (14,557)                     -

       Customer deposits             -                 15,000
   -----------------------------------------------------------
    Net cash from operating
     activities                  64,739             3,608,390)
   -----------------------------------------------------------
   Cash flows used in investing activities:
     Acquisition of property
     and equipment                    -              (239,622)
   -----------------------------------------------------------
   Net cash used in investing
     activities                       -              (239,622)
   -----------------------------------------------------------




                   Vector Aeromotive Corporation
                 Condensed Statements of Cash Flow
                           (Unaudited)

                              Nine Months         Nine Months
                                    Ended               Ended
                       September 30, 1997  September 30, 1996
   -----------------------------------------------------------
   Cash flows from financing activities:
     Proceeds from issuance
       of common stock and
       warrants                         -           4,704,733
     Proceeds from exercise of
       warrants                         -             134,309
     Repayment of loan payable to
       related party             (423,407)         (1,000,000)
     Loan payable
       American Dream Int'l       324,789                   -
   -----------------------------------------------------------
   Net cash from financing
      activities                 ( 98,618)          3,839,042
   -----------------------------------------------------------
   Net increase (decrease)
     in cash and
     cash equivalents             (33,879)            (11,587)

   Cash and cash equivalents,
     beginning of period          33,864               12,370
   -----------------------------------------------------------
   Cash and cash equivalents,
     end of period                   (14)                 783
   ===========================================================

   See accompanying notes to unaudited condensed financial statements.


                Vector Aeromotive Corporation

                Notes to Financial Statements

   1.  Basis of Presentation

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.  Inventories

   The components of inventory consist of the following:

                             September 30,       September 30,
                                      1997               1996
   -----------------------------------------------------------
   Raw Material                 $  224,388        $   644,314
   Work-in Progress                 48,666            214,136
   Finished Goods                  213,220            349,307
   -----------------------------------------------------------
   Total                        $  486,274         $1,207,757

   3.  Payables to Related Parties

   As of September 30, 1997, the Company owed a total of $424,123 to Automobili Lamborghini S.p.A., $568,577 to
   Automobili Lamborghini U.S.A., Inc., and $324,789 to
   American Dream International Limited.

   4.  Notes Payable to Unrelated Parties

   As of September 30, 1997, the Company had borrowed a total of $250,000 uncollateralized, from an unrelated party accruing interest at 9%. No principle or interest payments have been made.


               PART 1 - FINANCIAL INFORMATION

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATION


   General

   Vector Aeromotive Corporation (the "Company") ceased operations November 1996 due to a lack of funds. In January 1997, a letter of intent was exchanged among the Company, V'Power Corporation, Automobili Lambourghini U.S.A., Inc., Automobili Lambourghini S.p.A. and American Dream International Limited (formally Tradelink International Limited)("American Dream"). Based upon the letter of intent American Dream commenced funding a loan to the Company pending preparation and signing of final agreements. By September 30, 1997 American Dream had loaned $324,789 to the Company of which $118,359 was loaned in the 3rd quarter of 1997.

   The Company sold one new vehicle in the quarter. In addition, the Company sold technology to V'Power
   Corporation in exchange for debt and cash.


   Results of Operations

   For the three months ended September 30, 1997, the Company had a net profit of $264,710 compared to a net loss of $674,809 for the comparable period of 1996. For the period ended September 30, 1997, the Company had a net loss of $177,510 compared to a net loss of $3,485,550 for the comparable period of 1996.


   Liquidity and Capital Resources

   During the third quarter the Company borrowed $118,359 from American Dream. In addition, the Company sold a new vehicle for $118,500 and sold technology for $500,000 of which $451,104 was debt forgiveness and $48,896 was cash. The Company did not have any other sources available to it to raise additional capital. The Company was negotiating with American Dream for the possibility of additional funding. The lack of liquidity and capital resources raised substantial doubt about the Company's ability to continue as a going concern. Management believes the arrangements with Amwerican Dream provided the Company an opportunity to survive as a business.




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