Form 10-K
period 1997-12-31
VECTOR AEROMOTIVE CORP
filed 1998-03-31
CIK 830664

FORM 10-K

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


   (Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

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

   DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders filed with the Securities Exchange Commission with the Definitive Form 14-A on April 29, 1996, are incorporated by reference into
   Item 11 and 12, Part III, hereof as more specifically described herein.

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

   In March 1993, the Company terminated the employment of Gerald A. Wiegert, who was the Company's founder, and Mr. Wiegert was removed from his positions as President and Chief Executive Officer of the Company. Litigation between the Company and Mr. Wiegert (and certain of his affiliates) was initiated in 1993. The Company over the years dedicated significant resources and management time to this ongoing litigation. The litigation was finally settled by a Settlement and Release Agreement dated December 19, 1996, executed on behalf of Gerald Wiegert, Vector Car Limited and Gerald Wiegert d/b/a Velocity Properties by the Clerk of the Court pursuant to an Order Re Signing of Settlement Documents by Clerk of this Court, dated October 9, 1997.

   V'Power has provided funds to the Company in the past through the purchase of additional shares of Common Stock and options to purchase Common Stock. In April 1994, for an aggregate of $2,370,000, V'Power acquired 3,000,000 shares of Common Stock and an option expiring April 1996 to purchase an additional 6,000,000 shares of Common Stock with a $.75 per share exercise price (which option expired unexercised subsequent to December 31,1996). In January and April 1995, for an aggregate of $6,000,000, V'Power acquired 18,333,333 shares of Common Stock and an option to purchase an additional 50,000,000 shares of Common Stock with a $.43 per share exercise price. These options expired unexercised on April 6, 1997. In January 1996, for an aggregate of $5,000,000, V'Power acquired 10,000,000 newly-issued shares of Common Stock and an option, which expired in January 1997, to acquire an additional 50,000,000 shares of Common Stock with a $.45 per share exercise price.

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

   BACKLOG

   The Company at December 31, 1996, and December 31, 1997, had no backlog of unfilled purchase orders. The company ceased production in November, 1996, and has not commenced full time production as of December 31, 1997, although the Company produced 4 vehicles between July 24, 1997, and December 31, 1997.

   PRODUCT DEVELOPMENT

   The Company has expended to date since initial design work began in mid-1993 an aggregate of $7,565,521 on research and development of the Vector M12, none of which was customer-sponsored. There was no research and development expense in 1997. Research and development expense totaled $975,521, and $4,427,000 for the years ended December 31, 1996 and 1995 respectively.

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

   On or about September 19, 1997, the Tax Collector filed against the Company an Amended Petition by the Clerk of the Circuit Court to enforce a Notice of Delinquent Taxpayer for Validation of Tax Warrants, In Re The Petition of Jimmy Weeks, in his official capacity as Tax Collector of Clay County, Florida, Case No. 97-2393-CA-E, in the Circuit Court, Clay County, Florida. The action seeks to impose a Florida tax lien on the assets of the Company to pay 1996 Florida tangible personal property taxes. The Tax Collector determined that the Company owed $15,549.31 in tangible personal property taxes. A Final Judgment authorizing the Tax Collector to seize and sell personal property of the Company sufficient to pay the tax was entered November 4, 1997, and recorded in the Public Records on November 14, 1997. The Company was unaware of the Tax Warrant or the action until January, 1998, because all notices and information concerning this case was sent to the Company's former offices at Lamborghini, U.S.A., Inc., and not forwarded. The Company has paid the taxes.

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


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
   HOLDERS.

   No matter was submitted during the fourth quarter of the fiscal year 1997 covered by this report to a vote security holders through the solicitation of proxies or otherwise.

    PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS.

   Until September 11, 1996, the Company's Common Stock was
   traded on the NASDAQ SmallCap Market under the symbol VCAR.
   On September 11, 1996, the National Association of
   Securities Dealers (NASD) deleted the Company's Common
   Stock from listing on the NASDAQ SmallCap  Market.  Since
   that time The Company's Common Stock is traded on the over-the-counter
   market on NASDAQ Bulletin Board.   The
   following table sets forth for the periods indicated the high and low closing bid prices for the Company's Common
   Stock as reported on the NASDAQ SmallCap Market and in the in over-the-counter market for each calendar quarter for the prior two years. Such prices are interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


                         High         Low
   CALENDAR 1996

   First Quarter            .97         .50
   Second Quarter           .81         .47
   Third Quarter            .72         .22
   Fourth Quarter           .34         .03

   CALENDAR 1997

   First Quarter            .23         .11
   Second Quarter           .17         .075
   Third Quarter            .22         .11
   Fourth Quarter           .17         .065


   On December 31, 1997, there were 3,649 holders of record of Common Stock (excluding holders whose securities were held in street or nominee name).

   The Company has not paid a dividend on Common Stock. The Company currently has no funds from which to pay dividends and as of December 31, 1997, the Company's shareholders' deficit was $2,228,887. The Company intends to retain all earnings for use in its business for the foreseeable future except as required by the Company's preferred stock when issued to ALSPA and ALUSA. The Board of Directors, at its discretion, may elect to pay dividends in the future based upon, among other factors, the level of the Company's earnings, capital and future prospects.

   ITEM 6.  SELECTED FINANCIAL DATA.

   The following table summarizes certain selected financial information of the Company for each of the periods indicated. This data should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere herein.

   SUMMARY FINANCIAL INFORMATION
   (AMOUNTS IN 000'S EXCEPT FOR PER SHARE AMOUNTS)


                                      THREE
                         YEARS       MONTHS            YEARS
                         ENDED        ENDED            ENDED
                   DECEMBER 31, DECEMBER 31,    SEPTEMBER 30,
            1997     1996     1995     1994    1994      1993
            ----------------------    ------   --------------

   STATEMENTS OF LOSS DATA:

   Sales $   332  $   839  $     -  $   360  $    48  $ 1,467
   Gross Profit
    (Loss)   103   (2,368)    (108)       -       22      517
   Operating
    Loss    (676)  (5,475)  (7,514)    (818)  (4,521)  (4,094)

   Net Loss (238)  (5,595)  (7,653)    (765)  (4,471)  (3,890)

   Net Loss
   per Share (.01)   (.11)    (.19)    (.03)    (.21)    (.28)

   Cash Dividends
   per Share  None   None      None     None    None     None

   Weighted Average
   Shares   53,640  52,589   40,919   24,046  21,511   13,690



                                     December 31,    DECEMBER
   31,  SEPTEMBER 30,
       1997      1996     1995       1994       1994    1993

   BALANCE SHEET DATA:

   Current Assets
    $   440   $   761  $  1,093   $   594    $ 1,167 $ 1,326
    Working Capital(deficit)
     (1,371)   (2,142)   (2,257)     (274)       461    (311)

   Total Assets
        549       887     1,907     1,295      1,898    1,698

   Total Liabilities
      1,811     2,903     3,350       933        771    1,737

   Shareholders' Equity (deficit)
     (2,254)   (2,016)   (1,443)      361      1,126      (39)


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

   The Company first ceased production activities in early 1993 and re-commenced production in late 1995. During calendar years 1994 through 1996, the Company's efforts focused on the design, development, marketing and commencement of production of the Vector M12. Production of the M12 commenced in October 1995, and in March 1996 the Company sold its first M12. The Company sold four cars by the end of 1996; however, three cars subsequently were returned to the Company or became the subject of litigation with the Company's dealers. By November, 1996, due to lack of funds, the Company had ceased substantial activities.
   It was not until August, 1997, that the Company recommenced any meaningful business activities, and only on a limited basis.

   Litigation with the Company's former President, Gerald Wiegert, who was termination in March 1993, and related lawsuits consumed significant capital and management attention in calender years 1994 through 1996. For further information with respect to this litigation, see Note 13 of Notes to Financial Statements included elsewhere herein. Legal fees totaled $122,168, $179,078, and $546,101 for the years ended December 31, 1997, 1996 and 1995, respectively. Those 1996 and 1995 legal fees generally were paid to a then director of the Company, Richard J. Aprahamian, or his law firm.

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

   Notwithstanding the sale of equity securities of $6,000,000 in the first quarter of 1995 and $5,000,000 in the first quarter 1996, at December 31, 1995, 1996 and 1997, the Company had cash and cash equivalents of $12,370, $33,864 and $-0-, respectively. Net cash used by the Company in 1996 and 1997 totaled $4,075,757 and $344,838, respectively, for research and development and operating activities. The Company currently is cautiously proceeding to restore and stabilize operations and did not spend any material amounts in 1997 for capital equipment or research and development.

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

   RESULTS OF OPERATIONS

   At December 31, 1997, the Company had an accumulated deficit of $39,576,534. For the years ended December 31, 1997, 1996 and 1995, the Company had a net loss of $213,016, $5,594,993 and $7,652,565, respectively. The loss equaled a total of $13,485,716 for the three years, with total aggregate revenues during the same period of $1,670,578, including $500,000 from the sale of technology in 1997. The future success of the Company will be influenced by expenses, operational difficulties and other factors frequently encountered in the development of a business enterprise in a competitive environment, many of which may be beyond the Company's control.

   Total general and administrative expenses decreased from $2,978,871 for the year ended December 31, 1995, to $1,800,958 and $779,325 for the years ended December 31, 1996 and 1997, respectively. The decreases were primarily due to the Company suspended operations beginning approximately November, 1996. During the years ended 1997, 1996 and 1995, non-cash compensation expense relating to granting stock options below market value was recorded totaling $-0-, $-0- and $133,440, respectively.

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

   NEW ACCOUNTING STANDARDS

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128, which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international earnings-per-share standards. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is not expected to have a material effect on the Company's reported earnings-per-share amounts. The adoption of this standard had no effect on earnings per share.

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


   ITEM 11.  EXECUTIVE COMPENSATION.

   For the year ended December 31, 1997, the Company paid a consulting company believed to be owned by D. Peter Rose consulting fees of $47,019. D. Peter Rose was President of the Company until his resignation effective November 11, 1997. The Company also paid Sinclair Management $21,000 for the services of T. J. Enright, the chief operating officer of the Company since August 4, 1997. The current management is not aware of the grant of any stock options or other compensation paid to executive employees in 1997.

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
              Engineering Corp.
             c/o Eagle Holding Ltd.
             Leppo Plaza 3rd Floor
             J L Jenl Sudi Amakav 25
             Jakarta 12920 Indonesia

   Common    American Dream          37,333,333(b)    69.6%
              International Limited
             c/o One Independent Drive
             Suite 3131
             Jacksonville, FL 32202



   Common    W. R. Welty (c)         37,333,333(b)    69.6%
             c/o One Independent Drive
             Suite 3131
             Jacksonville, FL 32202

   Common    American Dream          60,000,000(d)    52.8%(d)
              International Limited
             c/o One Independent Drive
             Suite 3131
             Jacksonville, FL 32202



   Common    W. R. Welty(c)           60,000,000(d)   52.8%(d)
             c/o One Independent Drive
             Suite 3131
             Jacksonville, FL 32202
   -----------------------

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

   Security Ownership of Management.

   (1)(2)(3)(4)
   Title of     Name          Amount and nature    Percent
   Class     of beneficial           of              of
                owner            beneficial         Class
                                 ownership

   Common    W. R. Welty(a)    37,333,333(a)        69.6%

   Common    W. R. Welty           81,556               *

   Common    T. J. Enright     37,333,333(b)         69.6%

   Common    W. R. Welty(c)    60,000,000(c)         52.8%(c)

   Common    T. J. Enright     60,000,000(d)         52.8%(d)

   Common    Michael J. Kimberley  95,000(e)            *
   -----------------------------
    *  Less than 1%

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

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
   REPORTS ON FORM-8-K.

        (A) LIST OF FINANCIAL STATEMENTS AND SCHEDULES FILED
   AS A PART OF THIS REPORT:

        (1) FINANCIAL STATEMENTS:

   Report of Independent Certified Public Accountants

   Balance Sheets - December 31, 1997, December 31, 1996 and
   December 31, 1995

   Statements of Operations for the years ended December 31, 1997, 1996 and 1995

   Statement of Common Stockholders' Deficit for the years ended December 31, 1997, 1996 and 1995

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995

   Notes to Financial Statements for the years ended December
   31, 1997, 1996 and 1995

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

   27.1   Financial Data Schedule (for SEC use only)
   -------------------------
        *Incorporated by reference.




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

   /s/ T. J. Enright
       T. J. Enright, Director and Chief Operating Officer

   March 24, 1998

   /s/ W. R. Welty
   W. R. Welty, Director

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