Form 10-Q/A
period 1997-06-30
VECTOR AEROMOTIVE CORP
filed 1998-04-03
CIK 830664

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


   (Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

                For the six months ended June 30, 1997

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




                  Vector Aeromotive Corporation
                    Condensed Balance Sheets
                         (Unaudited)


                                    June 30,        June 30,
                                       1997            1996
   --------------------------------------------------------
   Assets

   Current Assets:
     Cash and cash equivalents  $     7,382    $     3,400
    Inventories                     556,612      1,207,757
     Prepaid Expenses                     -         84,201
     Accounts and other receivables       -        15,251
   -------------------------------------------------------
       Total current assets         563,994     1,310,609

   Property & Equipment             115,952       813,345

   Other Assets                       1,850       179,594
   --------------------------------------------------------
   Total assets                 $   681,796   $ 2,303,549
   ========================================================
   Liabilities and Stockholders' Equity

   Current Liabilities:
     Accounts payable           $   728,218  $    852,794
     Accrued expenses               198,994       487,443
     Other payables                 315,138             -
     Loans payable to
      related parties               423,407       178,200
     Customer deposits               25,000        25,000
   -------------------------------------------------------
       Total current liabilities  1,690,757     1,543,437
   -------------------------------------------------------
   Long term liabilities
     Loans payable to
       related parties            1,199,130             -
     Notes payable                  250,000             -
   -------------------------------------------------------
      Total long term liabilities 1,449,130             -
   -------------------------------------------------------
     Total liabilities            3,139,887     1,543,437
   -------------------------------------------------------
   Stockholders' equity
     Common stock, par value     $  536,395    $  536,179
       $.01 per share,
       600,000,000 shares
       authorized; issued
       and outstanding:
       53,609,387 in 1997
       and 53,609,387 in 1996
     Capital in excess of
       par value                 36,786,109    36,778,117
     Accumulated deficit        (39,780,595)  (36,554,184)
   --------------------------------------------------------
   Total stockholders' equity    (2,458,091)      760,112
   --------------------------------------------------------
   Total liabilities and
     stockholders' equity       $   681,796   $ 2,303,549
   ======================================================

   See accompanying notes to unaudited condensed financial statements.



              Vector Aeromotive Corporation
            Condensed Statements of Operations
                       (Unaudited)


             Three Months Ended            Six Months Ended
                June 30,                        June 30,
                1997         1996          1997         1996
   ---------------------------------------------------------
   Sales    $      -     $ 470,891    $      -   $  620,361
   Cost of sales
                   -       458,225           -      625,638
   ---------------------------------------------------------
    Gross profit (loss)
                  -         2,666            -       (5,277)
   ---------------------------------------------------------
   Costs and expenses
     Manufacturing overhead
                  -      245,238             -      440,137
     General and administrative
            173,972      908,842       423,515    1,521,733
     Research and development
                  -      449,593             -      929,237
   ---------------------------------------------------------
   Total costs and expenses
            173,972    1,603,673       423,515    2,891,107
   ---------------------------------------------------------
   Operating profit (loss)
           (173,972) (1,591,006)      (423,515)  (2,896,384)
   ---------------------------------------------------------
   Other income (expense)
     Interest and other income
                  -      49,641             -        85,643
     Interest expense
             (9,352)          -       (18,705)            -
   -----------------------------------------------------------
   Net profit (loss)
         $ (183,325) (1,541,366)     (442,220)   (2,810,740)
   =========================================================
   Net profit (loss) per share
             ($0.00)     ($0.03)       ($0.01)       ($0.05)
   Weighted average
     common shares
     outstanding
         53,609,387  53,477,754    53,609,387    52,034,578
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




                Vector Aeromotive Corporation
         Condensed Statement of Shareholders' Equity
                        (Unaudited)


                          Capital in
         Common Stock     Excess Of  Accumulated
      Shares      Amount  Par Value     Deficit       Total
   -----------------------------------------------------------

   Balance, December 31, 1996
    53,639,599 $536,396 $36,786,109 $(39,338,376) $(2,015,871)

   Net Profit (loss)                    (442,220)    (442,220)
   -----------------------------------------------------------
   Balance,June 30, 1997
    53,639,599 $536,396 $36,786,109 $(39,780,595) $(2,458,091)
   ===========================================================

   See accompanying notes to unaudited condensed financial statements.






               Vector Aeromotive Corporation
             Condensed Statements of Cash Flows
                     (Unaudited)



                                    Six Months     Six Months
                                         Ended          Ended
                                 June 30, 1997  June 30, 1996
   ----------------------------------------------------------
   Cash flows from operating activities:
     Net profit (loss)             $  (442,220)  $(2,810,741)
     Adjustments to reconcile net profit
       (loss) to net cash used in operating
       activities
     Depreciation and amortization       8,046       235,015
   (Increase) decrease in
     Accounts receivable               155,000             -
     Inventories                             -      (406,197)
     Prepaid expenses and other assets  15,628       179,854
    Increase (decrease) in
     Accounts payable                   18,007      (645,873)
     Accrued expenses                   (1,020)     (145,448)
     Other payables                     13,646             -
     Customer deposits                       -        15,000
   ----------------------------------------------------------
   Net cash used in
     operating activities              (232,913)  (3,608,390)
   ----------------------------------------------------------
   Cash flows used in investing activities:
     Acquisition of property and equipment    -     (239,622)
   ----------------------------------------------------------
   Net cash used in
     investing activities                     -     (239,622)
   ----------------------------------------------------------
   Cash flows from financing activities:
     Proceeds from issuance of common
       stock and warrants                     -    4,704,733
     Proceeds from exercise of warrants       -      134,309
     Repayment of loan payable to
       related party                          -   (1,000,000)
     Loan payable American Dream Int'l  206,430            -
   ----------------------------------------------------------
   Net cash from financing activities   206,430    3,839,042
   ----------------------------------------------------------
   Net increase (decrease) in cash and
     cash equivalents                   (26,483)      (8,970)

   Cash and cash equivalents, beginning
     of period                            33,864      12,370
   ----------------------------------------------------------
   Cash and cash equivalents, end of
     period                                 7,38       3,400
   ==========================================================

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

   2.  Inventories

   The components of inventory consist of the following:


           June 30,                  June 30,

                          1997          1996
   -------------------------------------------
   Raw Material      $ 223,666    $  644,314
   Work-in Progress     48,666       214,136
   Finished Goods      284,280       349,307
   -------------------------------------------
   Total             $ 556,612    $1,207,757
   ===========================================

   3.  Payables to Related Parties

   As of June 30, 1997, the Company owed a total of $847,229 to Automobili Lamborghini S.p.A., $568,577 to Automobili
   Lamborghini U.S.A., Inc., and $206,430 to American Dream
   International Limited.




   4.  Notes Payable to Unrelated Parties

   As of June 30, 1997, the Company had borrowed a total of $250,000 uncollateralized, from an unrelated party accruing interest at 9%. No principle or interest payments have been made.


                             PART 1 - FINANCIAL INFORMATION

   ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATION

   General

   Vector Aeromotive Corporation (the "Company") ceased operations November 1996 due to a lack of funds. In January 1997, a letter of intent was exchanged among the Company, V'Power Corporation, Automobili Lambourghini U.S.A., Inc., Automobili Lambourghini S.p.A. and American Dream International Limited (formally Tradelink International Limited)("American Dream"). Based upon the letter of intent American Dream commenced funding a loan to the Company pending preparation and signing of final agreements. By June 30, 1997 American Dream had loaned $206,429 to the Company of which $94,077 was loaned in the 2nd quarter of 1997.

   Results of Operations

   For the three months ended June 30, 1997, the Company had a net loss of $183,325 compared to a net loss of $1,541,366 for the comparable period of 1996. For the period ended June 30, 1997, the Company had a net loss of $442,220 compared to a net loss of $2,810,741 loss for the comparable period of 1996. The Company was not in operation during this period in 1997 except to negotiate with American Dream.

   Liquidity and Capital Resources

   During the second quarter the Company borrowed $ 94,077 from American Dream. This was the only source of cash for the quarter. The Company did not have any other sources available to it to raise additional capital. The Company was negotiating with American Dream for the possibility of additional funding. The lack of liquidity and capital resources raised substantial doubt about the Company's ability to continue as a going concern.






                          SIGNATURES

   Pursuant to the requirements of the Securities and Exchange
   Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



   VECTOR AEROMOTIVE CORPORATION


   By:             /s/ Timothy J. Enright
         Timothy J. Enright,  President

   Date: March 27, 1998



   By:            /s/ Lily Beter
         Lily Beter,  Chief Financial Officer

   Date: March 27, 1998