Form 10-Q
period 1998-03-31
VECTOR AEROMOTIVE CORP
filed 1998-04-27
CIK 830664

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


   (Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

                                OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

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

           Common Stock, $.01 par value per share;
     53,639,599 shares outstanding as of February 28, 1998

                   PART 1 - FINANCIAL INFORMATION

   ITEM 1    FINANCIAL STATEMENTS

                     Vector Aeromotive Corporation
                       Condensed Balance Sheets
                             (Unaudited)
                                        March 31,        December 31,
                                             1998                1997
Assets
Current Assets
 Cash and cash equivalents               $         -     $          -
 Inventories                                  333,197         439,637
 Prepaid Expenses                               1,729               -
 Accounts and other receivables               203,000               -
  Total current assets                        537,926         439,637

Property & Equipment                          101,391         107,914
Other Assets                                    1,850           1,850
 Total assets                            $    641,167    $    549,401

Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable                        $    653,269    $    677,905
 Accrued expenses                             183,871         213,683
 Other payables                               331,369         308,026
 Customer deposits                             50,000          25,000
  Total current liabilities                 1,218,510       1,224,614

Long term liabilities
 Loans payable to related parties           1,397,596       1,303,674
 Notes payable                                250,000         250,000
  Total long term liabilities               1,647,596       1,553,674

  Total liabilities                         2,866,106       2,778,288

Stockholders' equity
 Common stock, par value $.01 per        $    536,395    $    536,395
  share, 600,000,000 shares authorized;
  issued and outstanding: 53,639,599
  in 1998 and 53,609,387 in 1997
 Capital in excess of par value            36,786,109      36,786,109
 Accumulated deficit                      (39,547,443)    (39,551,392)
  Total stockholders' equity               (2,224,939)     (2,228,887)

  Total liabilities and
  stockholders' equity                    $   641,167    $   549,401


    See accompanying notes to unaudited condensed financial statements.


                     Vector Aeromotive Corporation
                  Condensed Statements of Operations
                              (Unaudited)

                                     Three Months        Three Months
                                         Ended               Ended
                                    March 31, 1998       March 31, 1997
Sales                                $   291,602          $        -
Cost of sales                            201,337                   -

 Gross profit (loss)                      90,265                   -

Costs and expenses
 Marketing                                 2,789                   -
 Race program                              2,138                   -
 Research and development                  8,757                   -
 Quality and Warranty                     10,000                   -
 General and administrative               54,690              249,543
Total costs and expenses                  78,374              249,543

Operating profit (loss)                   11,891             (249,543)

Other income (expense)
 Interest and other income                    -                    -
 Interest expense                         (7,943)              (9,352)

Net profit (loss)                    $     3,948          $  (258,895)


Net profit (loss) per share          $    (0.000)         $    (0.005)

Weighted average common shares
 outstanding                          53,639,599           53,609,387

See accompanying notes to unaudited condensed financial statements.







                     Vector Aeromotive Corporation
              Condensed Statement of Shareholders' Equity
                              (Unaudited)

                      Common Stock   Capital in Excess     Accumulated
                    Shares     Amount   Of Par Value     Deficit     Total
Balance,
December 31, 1997  53,639,599  $536,396  $36,786,109   $(39,551,392) $(2,228,887)

Net Profit (loss)                                            3,948        3,948

Balance,
March 31, 1998     53,639,599  $536,396  $36,786,109   $(39,547,443) $(2,224,939)


    See accompanying notes to unaudited condensed financial statements.































                     Vector Aeromotive Corporation
                  Condensed Statements of Cash Flows
                              (Unaudited)

                                          Three Months      Three Months
                                             Ended             Ended
                                           March 31, 1998    March 31, 1997
Cash flows from operating activities:
 Net profit (loss)                        $   3,948        $  (258,895)
 Adjustments to reconcile net profit
 (loss) to net cash used in operating
 activities
 Depreciation and amortization                6,523              4,022
(Increase) decrease in
 Accounts receivable                       (203,000)           155,000
 Inventories                                106,440                  -

 Prepaid expenses and other assets           (1,729)                 -
Increase (decrease) in
 Accounts payable                           (24,635)           (31,807)
 Accrued expenses                           (29,812)             9,600
 Other payables                              23,343              6,480
 Customer deposits                           25,000                  -

Net cash from operating activities          (93,922)           115,600)

Cash flows used in investing activities:
 Acquisition of property and equipment           -                   -

Net cash used in investing activities            -                   -

Cash flows from financing activities:
 Proceeds from issuance of common
  stock and warrants                             -                   -
 Proceeds from exercise of warrants              -                   -
 Repayment of loan payable to
  Related party                                                      -
 Loan payable American Dream Int'l          93,922             112,353

Net cash from financing activities          93,922             112,353

Net increase (decrease) in cash and
 cash equivalents                                -              (3,247)
Cash and cash equivalents, beginning
 of period                                       -              33,864
Cash and cash equivalents, end of
 period                                          -              30,617

    See accompanying notes to unaudited condensed financial statements

                   Vector Aeromotive Corporation
                   Notes to Financial Statements

   1.     Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

   2.     Inventories

        The components of inventory consist of the following:

                              March 31,           March 31,
                                  1998                1997
        Raw Material        $  162,691           $ 223,666

        Work-in Progress       170,506              48,666

        Finished Goods               -             284,280

          Total             $  333,197           $ 556,612

   3.     Payables to Related Parties

        As of March 31, 1998, the Company owed a total of $424,123 to Automobili Lamborghini S.p.A., $568,577 to
   Automobili Lamborghini U.S.A., and $404,896 to American Dream
   International Limited.

   4.     Notes Payable to Unrelated Parties

        As of March 31, 1998, the Company had borrowed a total of $250,000 uncollateralized, from an unrelated party accruing interest at 9%. No principle or interest payments have been made.

   ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION

   General

        In November, 1996, the Company ceased operations due to lack of funds. At year-end 1996, the Company had cash and cash equivalents of $33,864 and current liabilities of 2,902,824. In 1997, the Company entered into, among other agreements, a Loan Agreement with American Dream International Limited, formerly known as Tradelink International Limited, a corporation organized in the Bahamas. The loan under the Loan Agreement cash is funded on a discretionary basis only. The Company's Board of Directors and management also changed at that time. The operating philosophy currently in place at the Company is one of recommencing operations in a controlled manner with minimized operating expenses and gradually resolving the burdens of past due liabilities.


   Liquidity and Capital Resources

        At the quarter end March 31,998, the Company had cash and cash equivalents of $-0-, which is the same as at December 31, 1997; however, the Company had accounts receivable of $203,000, compared to $-0- at 1997 year end. The Company sold two M12 automobiles, which also generated cash flow during the quarter of $100,000. The sale of the automobiles also resulted in an additional short-term tax liability of $15,400. Finally, the Company increased the balance of its loan from American Dream in the first quarter from $310,974 at 1997 year end to $404,896.

        The amount of Company's liabilities still exceeds its assets by $2,224,939. The Company's only source of capital at the present time remains a loan from American Dream, which is provided on a discretionary basis. There can be no assurance that this financing source will be sufficient to provide cash necessary for the Company to recommence production in full, to pay existing commitments such as rent or pay all or any significant portion of the existing creditors of the Company. The Company currently has no other commitment from others to provide additional capital, and there can be no assurance that such funding will be available if or when needed, or if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital, when and if needed., it could be forced to either curtail operations or again cease business activities altogether. The lack of liquidity and capital resources continues to raise substantial doubt about the Company's ability to continue as a going concern. At the same time, the Company's sales of M12 automobiles and participation in nationally televised races offers potential for success for the Company's current plan of operations.


   Results of Operations

        The Company had revenues in the quarter ended March 30, 1998, of $291,601.50, which resulted from the sale of two M12 automobiles. After expenses associated directly with the production of the automobiles and general operating expenses of $78,374, the Company had net income of $3,948. Although small, the management of the Company is encouraged by the ability to show net income. Management of the Company attributes the net income to the implementation of its philosophy of gradual commencement of operations while minimizing expenses. There can be no assurance that automobiles will be sold in the future, and the results of operations in the first quarter 1998 should not be taken as the beginning of a trend in earnings.

                    PART 2 - OTHER INFORMATION


   ITEM 6    EXHIBTS AND REPORTS ON FORM 8-K

        Exhibit 27 attached

                          SIGNATURES

   Pursuant to the requirements of the Securities and Exchange
   Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



   VECTOR AEROMOTIVE CORPORATION


   By:       /s/ Enright
       T. J. Enright,
       President

   Date: April 22, 1998



   By:      /S/ Lily Beter
       Lily Beter,
       Chief Financial Officer

   Date: April 22, 1998