Form 10-Q
period 1998-06-30
VECTOR AEROMOTIVE CORP
filed 1998-09-23
CIK 830664

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the six months ended June 30, 1998

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

                     Common Stock, $.01 par value per share;
                53,639,599 shares outstanding as of June 30, 1998

                     Vector Aeromotive Corporation
                        Condensed Balance Sheets
                             (Unaudited)

                                        June 30,            June 30,
                                          1998                1997

Assets
Current Assets
 Cash and cash equivalents             $      351         $     7,382
 Inventories                              543,837             556,612
 Prepaid Expenses                           2,251                  -
 Accounts and other receivables            67,066                  -
  Total current assets                    613,505             563,994

Property & Equipment                      101,124             115,952
Other Assets                                1,850               1,850

 Total assets                          $  716,479         $   681,796

Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable                      $  585,977         $   728,218
 Accrued expenses                         173,442             198,994
 Other payables                           357,191             315 138
 Loans payable to related parties              -              423,407
 Customer deposits                         50,000              25,000
  Total current liabilities             1,166,610           1,690,757

Long term liabilities
 Loans payable to related parties       1,589,301           1,199,130
 Notes payable                            250,000             250,000
  Total long term liabilities           1,839,301           1,449,130

  Total liabilities                     3,005,911           3,139,887

Stockholders' equity
 Common stock, par value $.01 per     $   536,395         $   536,395
  share, 600,000,000 shares authorized;
  issued and outstanding: 53,639,599
  in 1998 and 53,639,599 in 1997
 Capital in excess of par value        36,786,109          36,786,109
 Accumulated deficit                  (39,611,936)        (36,780,595)
  Total stockholders' equity           (2,289,433)         (2,458,091)

  Total liabilities and
  stockholders' equity                $   716,479         $   681,796


     See accompanying notes to unaudited condensed financial statements.

                     Vector Aeromotive Corporation
                  Condensed Statements of Operations
                              (Unaudited)


                              Three Months Ended            Six Months Ended
                                 June 30,                      June 30,
                               1998        1997           1998         1997

Sales                         $ 152,300   $      -    $  443,903  $        -
Cost of sales                   125,349          -       326,687           -

 Gross profit (loss)             26,951          -       117,216           -

Costs and expenses
 Marketing                       31,342          -        34,131           -
 Race program                    (3,914)         -        (1,776)          -
 Research & Developemnt           8,484          -        16,880           -
 Quality & Warranty               5,000          -        15,000           -
 General and administrative      69,119     173,972      123,810      423,515
 Total costs and expenses       110,031     173 972      188,405      423,515

Operating profit (loss)         (83,080)   (173,972)     (71,189)    (423,515)
Other income (expense)
 Interest and other income       40,149          -        40,149           -
 Interest expense               (18,122)     (9,352)     (26,065)     (18,705)
 Other expense                   (3,440)         -        (3,440)          -

Net profit (loss)               (64,493)   (183,325)     (60,545)    (442,220)


Net profit (loss) per share      ($0.00)     ($0.00)      ($0.00)      ($0.01)

Weighted average common shares
 outstanding                  53,639,599 53,639,599    53,639,599  53,639,599


    See accompanying notes to unaudited condensed financial statements.

                     Vector Aeromotive Corporation
              Condensed Statement of Shareholders' Equity
                              (Unaudited)


                      Common Stock   Capital in Excess  Accumulated
                    Shares     Amount   Of Par Value     Deficit     Total

Balance,
December 31, 1997 53,639,599  $536,396  $36,786,109   $(39,551,392) $(2,228,887)

Net Profit (loss)                                       (60,545)     (60,545)

Balance,
June 30, 1998     53,639,599  $536,396  $36,786,109   $(39,611,936) $(2,289,433)



    See accompanying notes to unaudited condensed financial statements.

                     Vector Aeromotive Corporation
                  Condensed Statements of Operations
                              (Unaudited)


                                         Six Months          Six Months
                                            Ended               Ended
                                        June 30, 1998       June 30, 1997

Cash flows from operating activities:
 Net profit (loss)                       $   (60,545)         $ (442,220)
 Adjustments to reconcile net profit
 (loss) to net cash used in operating
 activities
 Depreciation and amortization                11,026                8,046
(Increase) decrease in
 Accounts receivable                         (67,076)             155,000
 Inventories                                (104,180)                  -
 Prepaid expenses and other assets            (2,251)              15,628
Increase (decrease) in
 Accounts payable                            (91,928)              18,007
 Accrued expenses                            (40,241)              (1,020)
 Other payables                               49,165               13,646
 Customer deposits                            25,000                   -

Net cash from operating activities          (281,030)            (232,913)

Cash flows used in investing activities:
 Acquisition of property and equipment        (4,246)                  -

Net cash used in investing activities         (4,246)                  -

Cash flows from financing activities:
 Proceeds from issuance of common
  stock and warrants                              -                    -
 Proceeds from exercise of warrants               -                    -
 Repayment of loan payable to
  Related party                                                        -
 Loan payable American Dream Int'l           285,627              206,430

Net cash from financing activities           285,627              206,430

Net increase (decrease) in cash and
 cash equivalents                                351              (26,483)
Cash and cash equivalents, beginning
 of period                                        -                33,864
Cash and cash equivalents, end of
 period                                          351                7,381


    See accompanying notes to unaudited condensed financial statements.

                 Vector Aeromotive Corporation
                 Notes to Financial Statements

1.   Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting pri nciples for inte rim financial information and with the instructions t o Form 10-Q and Article 10 of the Regulation S- X. Accordi ngly, they do not include all of the information and foo tnot es required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.   Inventories

     The components of inventory consist of the following:

                                     June 30,            June 30,
                                       1998                1997

          Raw Material             $ 219,622           $ 223,666

          Work in progress           221,887              48,666

          Finished Goods             102,328             284,280

               Total               $ 543,837           $ 556,612

3.   Payables to Related Parties

     As of June 30, 1998, the Company owed a total of $1,589,301 to related parties:
         Automobili Lamborghini S.p.A.           $424,123
         Automobili Lamborghini U.S.A., Inc.      568,577
         American Dream International Limited     596,601

4.   Notes Payable to Unrelated Parties

         As of June 30, 1998, the Company had borrowed a total of $250,000 uncollateralized, from an unrelated party accruing interest at 9%. No principle or interest payments have been made.

                         PART 1 - FINANCIAL INFORMATION

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


General

     In November, 1996, the Company ceased operations due to a lack of funds. At year-end 1996, the Company had cash and cash equivalents of $33,864 and current liabilities of $2,902,824. In 1997, the Company entered into, among other agreements, a Loan Agreement with American Dream International, Limited, a corporation organized in the Bahamas. Under the Loan Agreement cash is funded on a discretionary basis only. The Company's Board of Directors and management also changed at the time. The operating philosophy currently in place at the Company is one of recommencing operations in a controlled manner with minimized operating expenses and gradually resolving the burdens of past due liabilities.


Liquidity and Capital Resources

     At the quarter end June 30, 1998, the Company had cash and cash equivalents of $351, compared to $-0- at December 31, 1997; however, the Company had accounts receivable of $67,066, compared to $-0- at 1997 year end. The Company sold one M-12 automobile, which generated cash flow during the quarter of $160,000. The sale of the automobile also resulted in an additional short-term tax liability of $7,700. Finally the Company increased the balance of its loan from American Dream in the second quarter from $404,896 at March 31, 1998 to $596,601.

     The amount of Company's liabilities still exceeds its assets by $2,289,433. The Company's only source of capital at the present time remains a loan from American Dream, which is provided on a discretionary basis. There can be no assurance that this financing source will be sufficient to provide cash necessary for the Company to recommence production in full, to pay existing commitments such as rent or pay all or any significant portion of the existing creditors of the Company. The Company currently has no other commitment from others to provide additional capital, and there can be no assurance that such funding will be available if or when needed, or if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital, when and if needed., it could be forced to either curtail operations or again cease business activities altogether. The lack of liquidity and capital resources continues to raise substantial doubt about the Company's ability to continue as a going concern. At the same time, the Company's sales of M12 automobiles and participation in nationally televised races offers potential for success for the Company's current plan of operations.


Results of Operations

     The Company had revenues for the quarter ended June 30, 1998, of $160,000, which resulted from the sale of one M-12 automobile. After expenses associated directly with the production of the automobile and general operating expenses of $110,031, the Company had a net loss of $64,493. This compares to a $183,325 loss for the same period in 1997 during which time the Company was not in production. For the period ended June 30, 1998, the Company had a net loss of $60,545 compared to a net loss of $442,220 loss for the comparable period of 1997. In spite of the second quarter loss, the management of the Company is encouraged by the completion of two M-12 automobiles one of which was sold in the second quarter, the other sold in the third quarter.

                           PART 2 - OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 27 attached

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              VECTOR AEROMOTIVE CORPORATION


Date: September 21, 1998      By: /s/ Timothy J Enright
                                  Timothy J Enright,
                                  President


Date: September 21, 1998      By: /s/ Thomas Hallquest
                                  Thomas Hallquest
                                  Chief Financial Officer