Form 10-Q
period 1998-09-30
VECTOR AEROMOTIVE CORP
filed 1999-01-07
CIK 830664

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the nine months ended September 30, 1998

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

                     Common Stock, $.01 par value per share;
             53,609,387 shares outstanding as of September 30, 1998

                          Vector Aeromotive Corporation
                            Condensed Balance Sheets
                                   (Unaudited)

                                      September 30,       December 31,
                                          1998                1997

Assets
Current Assets
 Cash and cash equivalents             $      606         $       783
 Inventories                              536,630           1,409,917
 Prepaid Expenses                           1,566               3,620
 Accounts and other receivables            61,566              14,745
  Total current assets                    600,369           1,429,066

Property & Equipment                       93,111             768,688
Other Assets                                1,850              85,744

 Total assets                          $  695,330         $ 2,283,498

Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable                      $  553,843         $ 1,210,519
 Accrued expenses                         182,605             257,446
 Other payables                           377,647                  -
 Loans payable to related parties              -              487,024
 Customer deposits                         25,000              25,000
  Total current liabilities             1,139,095           2,189,988

Long term liabilities
 Loans payable to related parties       1,621,836                  -
 Notes payable                            250,000                  -
  Total long term liabilities           1,871,836                  -

  Total liabilities                     3,010,932           2,189,988

Stockholders' equity
 Common stock, par value $.01 per     $   536,395         $   536,395
  share, 600,000,000 shares authorized;
  issued and outstanding: 53,609,387
  in 1998 and 53,609,387 in 1997
 Capital in excess of par value        36,786,109          36,786,109
 Accumulated deficit                  (39,638,106)        (37,228,994)
  Total stockholders' equity           (2,315,602)             93,510

  Total liabilities and
  stockholders' equity                $   695,330         $ 2,283,498

    See accompanying notes to unaudited condensed financial statements.

                          Vector Aeromotive Corporation
                       Condensed Statements of Operations
                                   (Unaudited)


                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                  1998        1997        1998         1997

Sales                         $ 304,600   $ 118,500  $   748,503  $   118,500
Cost of sales                   226,520      84,160      469,762       84,160

 Gross profit (loss)             78,080      34,340      278,741       34,340

Costs and expenses
 Manufacturing overhead          50,585          -       147,254           -
 General and administrative      65,981     257,232      223,922      680,747
 Research and development           936          -        18,177           -
 Total costs and expenses       117,503     257,232      389,353      680,747

Operating profit (loss)         (39,423)   (222,892)    (110,612)    (646,407)
Other income (expense)
 Interest and other income       23,051     500,000       63,200      500,000
 Interest expense                (5,056)    (12,398)     (31,121)     (31,102)
 Legal settlements               (4,741)                  (8,181)

Net profit (loss)               (26,169)    264,710      (86,715)    (177,509)


Net profit (loss) per share    ($0.0005)   ($0.0049)    ($0.0016)    ($0.0034)

Weighted average common shares
 outstanding                 53,609,387  53,609,387   53,609,387   52,559,514

    See accompanying notes to unaudited condensed financial statements.

                          Vector Aeromotive Corporation
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                      Common Stock   Capital in Excess  Accumulated
                    Shares     Amount   Of Par Value     Deficit     Total

Balance,
December 31, 1997 53,639,599  $536,396  $36,786,109   $(39,551,391) $(2,228,886)

Net Profit (loss)                                          (86,715)     (86,715)

Balance,
Sept 30,1998      53,639,599  $536,396  $36,786,109   $(39,515,886) $(2,315,601)


    See accompanying notes to unaudited condensed financial statements.

                          Vector Aeromotive Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                         Nine Months          Nine Months
                                            Ended               Ended
                                      September 30, 1998     September 30, 1997

Cash flows from operating activities:
 Net profit (loss)                       $   (86,715)         $ (177,510)
 Adjustments to reconcile net profit
 (loss) to net cash used in operating
 activities
 Depreciation and amortization                19,049               12,070
(Increase) decrease in
 Accounts receivable                         (61,566)             155,000
 Inventories                                 (96,993)              70,338
 Prepaid expenses and other assets             1,566               15,628
Increase (decrease) in
 Accounts payable                           (124,062)              (9,415)
 Accrued expenses                             41,400               13,185
 Other payables                               (2,857)             (14,557)
 Customer deposits                                -                    -

Net cash from operating activities          (313,310)              64,739

Cash flows used in investing activities:
 Acquisition of property and equipment        (4,246)                 -

Net cash used in investing activities         (4,246)                 -

Cash flows from financing activities:
 Repayment of loan payable to
  Related party                                   -              (423,407)
 Loan payable American Dream Int'l           318,162              324,789

Net cash from financing activities           318,162              (98,618)

Net increase (decrease) in cash and
 cash equivalents                                606              (33,879)
Cash and cash equivalents, beginning
 of period                                        -                33,864
Cash and cash equivalents, end of
 period                                          (14)                 (15)


    See accompanying notes to unaudited condensed financial statements.

                          Vector Aeromotive Corporation
                          Notes to Financial Statements

1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.   Inventories

     The components of inventory consist of the following:

                                  September 30,       September 30,
                                        1998               1997

          Raw Material              $ 186,355            $ 224,388

          Work-in Progress            350,275               48,666

          Finished Goods                   -               213,220

               Total                $ 536,630           $  486,274

3.   Payables to Related Parties

     As of September 30, 1998, the Company owed a total of $424,123 to Automobili Lamborghini S.p.A., $568,577 to Automobili Lamborghini U.S.A., Inc., and $629,136 to American Dream International Limited.

4.   Notes Payable to Unrelated Parties

     As of September 30, 1998, the Company had borrowed a total of $250,000 uncollateralized, from an unrelated party accruing interest at 9%. No principle or interest payments have been made.

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


Liquidity and Capital Resources

     At the quarter end September 30, 1998, the Company had cash and cash equivalents of $606, compared to $-0- at December 31, 1997; however, the Company had accounts receivable of $14,834, compared to $-0- at 1997 year end. The Company sold two M-12 automobiles, which generated cash flow during the quarter of $320,000. The sale of the automobiles also resulted in an additional short-term tax liability of $15,400. Finally the Company increased the balance of its loan from American Dream in the third quarter from $596,601 at June 30, 1998 to $629,136.

     The amount of Company's liabilities still exceeds its assets by $2,315,602. The Company's only source of capital at the present time remains a loan from American Dream, which is provided on a discretionary basis. There can be no assurance that this financing source will be sufficient to provide cash necessary for the Company to recommence production in full, to pay existing commitments such as rent or pay all or any significant portion of the existing creditors of the Company. The Company currently has no other commitment from others to provide additional capital, and there can be no assurance that such funding will be available if or when needed, or if available, that its terms will be favorable or acceptable to the Company. Should the Company be unable to obtain additional capital, when and if needed., it could be forced to either curtail operations or again cease business activities altogether. The lack of liquidity and capital resources continues to raise substantial doubt about the Company's ability to continue as a going concern. At the same time, the Company's sales of M12 automobiles and participation in nationally televised races offers potential for success for the Company's current plan of operations.

Results of Operations

     The Company had revenues for the quarter ended September 30, 1998, of $320,000, which resulted from the sale of two M-12 automobiles. After expenses associated directly with the production of the automobile and general operating expenses of $117,503, the Company had a net operating loss of $39,423 for the quarter ended September 30, 1998. This compares to a $222,892 loss for the same period in 1997 during which time the Company was not in production. For the nine months ended September 30, 1998, the Company had a net loss of $86,715 compared to a net loss of $177,509 loss for the comparable period of 1997. In spite of the third quarter loss, the management of the Company is encouraged by the sale of two M-12 automobiles and the in process production of two more M-12 automobiles.



                     PART 2 - OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 27 attached

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              VECTOR AEROMOTIVE CORPORATION


Date: December 31, 1998       By: /s/ Timothy J Enright
                                  Timothy J Enright,
                                  President


Date: December 31, 1998       By: /s/ Thomas Hallquest
                                  Thomas Hallquest
                                  Chief Financial Officer