Form 10QSB
period 1999-03-31
VECTOR HOLDINGS CORP
filed 2000-10-20
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number: 0-17303

VECTOR HOLDINGS CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	33-0254334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 NE 179th Street
MIAMI, FL.	33179
(Address of principal executive offices)	(Zip Code)

(305) 681-5191
(Issuer’s telephone number)

VECTOR AEROMOTIVE CORPORATION
975 MARTIN AVENUE, GREEN COVE SPRINGS, FL 32043
(Former name, former address and former fiscal year, if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common Stock, $.01 par value 10,727,920 shares outstanding as of March 31, 1999.
Transitional Small Business Disclosure Format: Yes __ No X

VECTOR HOLDINGS CORPORATION.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheet - December 31, 1998 and March 31, 1999 (Unaudited).

Condensed Statements of Operations - Three months ended March 31, 1999 and 1998 (Unaudited).

Condensed Statements of Cash Flows - Three months ended March 31, 1999 and 1998 (Unaudited).

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Market Data

To the extent that we make any forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements, which forward-looking statements may include, but not  be limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Generally, forward-looking statements include phrases with words such as  "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This Quarterly Report contains reference to our intent to explore and pursue new business opportunities. Any plan to pursue new business opportunities may involve certain estimates and plans related to us, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that any assumptions that we may make will be accurate. In particular, we do not know and cannot predict with any degree of certainty the growth in any business or industry in which we may seek to operate. If our assumptions are wrong about any events, trends and activities, and specifically about which business opportunity to pursue, if any, and because of our limited resources, then our efforts regarding and new business opportunity may also be wrong.

General

As used in this Quarterly Report,  the terms  "we", "us", "our" and the "Company" mean Vector Holdings Corporation, a Nevada corporation, formerly Vector Automotive Corporation. We changed our name to Vector Holdings Corporation on June 26, 2000 because we were no longer in the automotive business and determined to reflect that we were seeking business opportunities. We are filing this Quarterly Report for the three month period ended March 31, 1999 as one of the several Quarterly Reports and and Annual Report that we were required to file under the Securities Exchange Act of 1934 (the "Exchange Act"), but that we failed to file in a timely manner. We are seeking to become current under reporting requirements of the Exchange Act by the filing of this Quarterly Report together with our filing of other past due Quarterly Reports for the periods ended June 30, 1999, September 30, 1999, March 31, 2000, June 30, 2000 and on or before November 15, 2000 our Quarterly Report for September 30, 2000, as well as our Annual Report for the years ended December 31, 1999 and 1998, which includes our audited financial statements for 1999 and 1998.

We are disclosing in this Quarterly Report that following the end of our fiscal year ended December 31, 1998, and since that date, we have generated no revenues from any business operations. Beginning in the quarter ended March 31, 1999, our operations significantly declined, we had no revenues and during the second quarter of 1999 we ceased our business operations altogether at about the end of the second quarter of 1999. As a result, as of the date of our filing of this Quarterly Report and our other reports due under the Exchange Act, we are in the process of exploring potential new business opportunities. There can be no assurance that we will be successful in finding any new business opportunities or conclude any transaction that will enable us to become an operating business.

Please read this Quarterly Report together with our other Quarterly Reports and our Annual Report referenced above. Subsequent to the period referenced in this Report, we changed our name, our address, had a share recapitalization, a change in control and ceased our business operations. The change in control was in connection with an agreement dated December 27, 1999 between American Dream International Limited and Allen Weintraub and certain affiliates following which we had a 1 for 100 reverse stock split.

Results of Operations

During the three month period ended March 31, 1999 our continuing business operations effectively ceased. We had no revenues during this three month period, which compares to revenues of $291,602 during the same three month period of the prior year. We had a net loss of $199,286 (net loss of $.019 per share)  for the three month period March 31, 1999, which compares to a net profit of $3,948  (net income of $.00 per share) for the three month  period ended March 31, 1998. During the period ended March 31, 1999, we continued to incur expenses including research and development expenses of $71, 218, and general and administrative expense of $107, 661. Because we had no sales revenues, we incurred operating losses of $179,232 compared to an operating profit of $11,891 during the same period of the prior year.

Liquidity and Capital Resources

At March 31, 1999 we had current assets of $376,094 compared to current assets of $373,149 at December 31, 1998. Our current assets primarily consisted of inventories ($339,459 at March 31, 1999 and $337,467 at December 31, 1998). We also had other receivables of  $34,232 at March 31, 1999 which was unchanged from December 31, 1998.  Our current liabilities were $1,215,812 at March 31, 1999 compared to $1,202,703 at December 31, 1998.

Because we were in the process of ceasing operations, we had  no significant change in our balance sheet from December 31, 1998 to March 31, 1999. We also had  no new borrowings or other source of funding of any kind during the period ended March 31, 1999.

Through the quarter ended March 31, 1999 we incurred an accumulated deficit of $40,123,302, an insignificant increase from $39,924,016 at December 31, 1998.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 8 to the Notes to Financial Statements which are included in our Annual Report on Form 10-KSB for the years ended December 31, 1999. There is presently pending an action in the Circuit Court of the 4th Judicial Circuit, Duval County, FL, Mahoney, Adams & Kreiser, P.A. v. Vector Automotive Corporation, seeking recovery of legal fees. We believe that we have meritorious defenses against the plaintiff but we cannot at this time determine with any certainty whether we will prevail on the merits or whether any judgment against us will have a material adverse effect on us. We have reserved as settlement payable the amount of $35,000 as a liability on our balance sheet. We were also party to an arbitration, Dwight Yarde v. Vector Automotive, before the 13th Judicial Circuit, Hillsborough County, FL. While we lost the arbitration and were ordered to pay Yarde's' out-of-pocket expenses of approximately $76,000, a condition to such payment was the obligation of Yarde to return to us the Vector automobile. We understand that Yarde has sold the vehicle to a third party and as a result, we believe we have no further obligation to Yarde on this matter. In another action, TNA Custom Auto Trim, Inc. v. Vector Automotive Corporation, a matter pending in the 4th Judicial Circuit, Duval County, FL, we are alleged to have breached a contract to provide plaintiff with interior design work to Vector automobiles. We have engaged counsel to defend this action, and settlement discussions have commenced. We do not believe that the action has merit. However, the outcome of this action cannot be determined at this time and it is possible that an adverse judgment could have a material adverse effect upon us.

Item 2. Changes in Securities

None.

Item 3. Default Upon Senior Securities

We were in default on notes payable to American Dream International Limited and Lamborghini S.p.A. and Lamborghini U.S.A. in connection with a July 27, 1997 restructuring agreement. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 1997 and the exhibits included as part of that filing for the terms and conditions of the restructuring agreement and the obligations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

We are filing this Quarterly Report for the three month period ended March 31, 1999. However, as discussed under Part I, Item 2, "General" above, we are also filing our Annual Reports for our years ended December 31, 1999 and 1998 at about the same time as we are filing this Quarterly Report. Our financial statements for the years ended December 31, 1999 and 1998 were audited by Grassano Accounting, P.A., Certified Public Accountants. During the two most recent fiscal years, there was no change in independent accountants. The financial statements for the year ended December 31, 1997 were audited by another accounting firm which we understand resigned or declined to stand for re-election because of unpaid accounting fees. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There was no disagreement with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. Further, the decision to change accountants was recommended by our board of directors, and was the result of our cessation of business operations and change in control.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Annual Report Form 10-K for 1994 and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form S-18, file#33-20456-LA and incorporated herein by reference)
13	The Registrant's Annual Report on Form 10-KSB for the years ended 1999 and 1998 which are being filed immediately following this Quarterly Report and other past due Quarterly Reports, which are incorporated herein by reference.
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended March 31, 1999, we did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR HOLDINGS CORPORATION

By: /s/ Allen Weintraub
Allen Weintraub, President and Director
Dated: October 20 , 2000
Miami, FL

VECTOR HOLDINGS CORPORATION FINANCIALS

VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED BALANCE SHEETS AS OF MARCH 31, 1999 AND DECEMBER 31, 1998 (Unaudited)

	March 31, 1999	Dec. 31, 1998
ASSETS
Current Assets
Cash and cash equivalents	$25	$68
Inventories	339,459	337,467
Prepaid Expenses	2,378	1,382
Other receivables	34,232	34,232
Total current assets	376,094	373,149
Property & Equipment	65,733	73,920
Other Assets	1,850	1,850
TOTAL ASSETS	$443,677	$448,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$525,508	$525,508
Interest payable	130,983	106,301
Settlement payable	316,231	316,231
Accrued expenses	218,090	229,663
Customer deposits	25,000	25,000
Total current liabilities	1,215,812	1,202,703
Long term liabilities
Loans payable to related parties	2,028,663	1,847,728
Total long term liabilities	2,028,663	1,847,728
TOTAL LIABILITIES	3,244,475	3,050,431

Stockholders' equity (deficit)
Common stock, par value $.01 per	10,728	10,728
share, 600,000,000 shares authorized;
issued and outstanding: 10,727,920
at March 31, 1999 and December 31, 1998
Capital in excess of par value	37,311,776	37,311,776
Accumulated deficit	(40,123,302)	(39,924,016)
Total stockholders' equity (deficit)	(2,800,798)	(2,601,512)
TOTAL LIABILITIES' AND STOCKHOLDERS' EQUITY (DEFICIT)	$443,677	$448,919

See accompanying notes to unaudited condensed financial statements

VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 1999	March 31, 1998
Sales	$ -	$291,602
Cost of sales	-	201,337
Gross profit (loss)	-	90,265

Costs and expenses
Marketing	353	2,789
Race program	-	2,138
Research and development	71,218	8,757
Quality and Warranty	-	10,000
General and administrative	107,661	54,690
Total costs and expenses	179,232	78,374
Operating profit (loss)	(179,232)	11,891

Other income (expense)
Other income	4,628	-
Interest expense	(24,682)	(7,943)

NET PROFIT (LOSS)	($199,286)	$3,948
NET PROFIT (LOSS) PER SHARE	($0.019)	$0.000
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,727,920	10,727,920

See accompanying notes to unaudited condensed financial statements

VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 1999	March 31, 1998
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net profit (loss)	($199,286)	$3,948
Adjustments to reconcile net profit activities
Depreciation and amortization	8,187	6,523
(Increase) decrease in
Accounts receivable	-	(203,000)
Inventories	(1,992)	106,440
Prepaid expenses and other assets	(996)	(1,729)
Increase (decrease) in
Accounts payable	-	(24,635)
Interest payable	24,682	-
Settlement payable	-	-
Accrued expenses	(11,573)	(29,812)
Other payables	-	23,343
Customer deposits	-	25,000
NET CASH USED IN OPERATING ACTIVITIES	(180,978)	(93,922)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable American Dream International	180,935	93,922
NET CASH PROVIDED BY FINANCING ACTIVITIES	180,935	93,922

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43)	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	68	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	25	-

See accompanying notes to unaudited condensed financial statements
VECTOR HOLDINGS CORPORATION
(Formerly Vector Aeromotive Corporation)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and of the Regulation S-B of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Inventories

The components of inventory consist of the following:

	March 31, 1999	March 31, 1998
Raw Material	$178,478	$162,691
Work-in Progress	160,981	170,506
Finished Goods	-	-
Total	$339,459	$333,197

3. Payables to Related Parties
As of March 31, 1999, the Company owed a total of $424,123 to Automobili Lamborghini S.p.A., $568,577 to Automobili Lamborghini U.S.A., and $1,035,963 to American Dream International Limited.