Form 10QSB
period 1999-06-30
VECTOR HOLDINGS CORP
filed 2000-10-23
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number: 0-17303

Vector Holdings Corporation
(Exact name of small business issuer as specified in its charter)

NEVADA	33-0254334
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 NE 179TH STREET, MIAMI, FL	33179
(Address of principal executive offices)	(Zip Code)

(305) 681-5191
(Issuer’s telephone number)

VECTOR AEROMOTIVE CORPORATION
975 MARTIN AVENUE, GREEN COVE SPRINGS, FL 32043
(Former name, former address and former fiscal year, if changed since last report)

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
Common Stock, $.01 par value 10,727,920 shares outstanding as of June 30, 1999.
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 10

VECTOR HOLDINGS CORPORATION.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets - December 31, 1998 and June 30, 1999 (Unaudited).

Condensed Statements of Operations - Three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998 (Unaudited).

Condensed Statements of Cash Flows - Six months ended June 30, 1999 and 1998 (Unaudited).

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

As used in this Quarterly Report,  the terms  "we", "us", "our" and the "Company" mean Vector Holdings Corporation, a Nevada corporation, formerly Vector Automotive Corporation. We changed our name to Vector Holdings Corporation on June 26, 2000 because we were no longer in the automotive business and determined to reflect that we were seeking business opportunities. We are filing this Quarterly Report for the six month period ended June 30, 1999 as the second of several Quarterly Reports and an Annual Report that we were required to file under the Securities Exchange Act of 1934 (the "Exchange Act"), but which we failed to file in a timely manner. We are seeking to become current under reporting requirements of the Exchange Act by the filing of our Quarterly Report for the period ended March 31, 1999, this Quarterly Report for the period ended June 30, 1999 together with our filing of other past due Quarterly Reports for the periods ended September 30, 1999, March 31, 2000, June 30, 2000 and on or before November 15, 2000 our Quarterly Report for September 30, 2000, as well as our Annual Report for the year ended December 31, 1999, which includes our audited financial statements for 1999 and 1998.

We are disclosing in this Quarterly Report for the period ended June 30, 1999 that since the end of our fiscal year ended December 31, 1998, and since that date, we have generated no revenues from our business operations. During the quarter ended June 30, 1999, we had no operating revenues and by the end of the quarter we closed our offices. As a result of the cessation of our business operations, as of the date of our filing of this Quarterly Report and the other reports due under the Exchange Act, we are in the process of exploring potential new business opportunities. There can be no assurance that we will be successful in finding any new business opportunities or conclude any transaction that will enable us to become an operating business.

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

Results of Operations

During the three month and six month periods ended June 30, 1999 our continuing business operations ceased and we had no operating revenues during these periods. This compares to revenues of $152,300 and $443,903 during the same three and six month periods of the prior year. We had a net losses of $123,249 ($.011 per share) and $322,435 ($.030 per share) for the three and six month periods June 30, 1999, which compares to a net losses of $64,493  ($.006 per share) and $60,545 ($.006) for the three and six month periods ended June 30, 1998. During the three and six month periods ended June 30, 1999 we continued to incur general and administrative expenses, which were $107,767 and $215,428, respectively.

Liquidity and Capital Resources

At June 30, 1999 we had current assets of $339,656, consisting almost entirely of inventories, compared to current assets of $373,149 at December 31, 1998. Our current assets at December 31, 1998 reflected inventories of $337,467 and also included other receivables of $34,232, which other receivables were paid prior to the end of the June 30, 1999 quarter. Our current liabilities were $1,203,711 at June 30, 1999 compared to $1,202,703 at December 31, 1998. Our long-term liabilities at June 30, 1999 were $2,119,288 compared to $1,847,728 at December 31, 1998, which.consisted entirely of loans payable  to related parties.  See Note 3 to Notes to Financial Statements.

Because we had no operations during the three and six month periods ended June 30, 1999, we had  no significant changes in our balance sheet from December 31, 1998 to June 30, 1999. We also had  no new debt or equity financing of any kind during the period ended June 30, 1999. However, we did receive a refund of $34,232 from the Environmental Protection Agency related to our cessation of our automotive business, which had been reflected in other payables in prior periods.

Through the quarter ended June 30, 1999 we incurred an accumulated deficit of $40,246,451, an insignificant increase from $39,924,016 at December 31, 1998.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 8 to the Notes to Condensed Financial Statements which are included in the Annual Report on Form 10-KSB for the year ended December 31, 1999. There is presently pending an action in the Circuit Court of the 4th Judicial Circuit, Duval County, FL, Mahoney, Adams & Kreiser, P.A. v. Vector Automotive Corporation, seeking recovery of $35,000 in legal fees. We believe that we have meritorious defenses against the plaintiff but we cannot at this time determine with any certainty whether we will prevail on the merits or whether any judgment against us will have a material adverse effect on us. We have reserved as settlement payable the amount of $35,000 as a liability on our balance sheet. We were also party to an arbitration, Dwight Yarde v. Vector Automotive, before the 13th Judicial Circuit, Hillsborough County, FL. While we lost the arbitration and were ordered to pay Yardes' out-of-pocket expenses of approximately $76,000, a condition to such payment was the obligation of Yardes to return to us the Vector automobile. We understand that Yardes has sold the vehicle to a third party and as a result, we believe we have no further obligation to Yardes on this matter. In TNA Custom Auto Trim, Inc. v. Vector Automotive Corporation, a matter pending in the 4th Judicial Circuit, Duval County, FL, we are alleged to have breached a contract to provide plaintiff with interior design work to Vector automobiles. We have engaged counsel to defend this action, and settlement discussions have commenced. We do not believe that the action has merit. However, the outcome of this action cannot be determined at this time and it is possible that an adverse judgment could have a material adverse effect upon us.

Item 2. Changes in Security

None

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

We are filing this Quarterly Report for the three month period ended June 30, 1999. However, as discussed under Part I, Item 2, "General" above, we are also filing our Annual Reports for our years ended December 31, 1999 and 1998 at about the same time as we are filing this Quarterly Report. Our financial statements for the years ended December 31, 1999 and 1998 were audited by Grassano Accounting, P.A., Certified Public Accountants. During the two most recent fiscal years, there was no change in independent accountants. The financial statements for the year ended December 31, 1997 were audited by another accounting firm which we understand resigned or declined to stand for re-election because of unpaid accounting fees. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There was no disagreement with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. Further, the decision to change accountants was recommended by our board of directors, and was the result of our cessation of business operations and change in control.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Annual Report Form 10-K for 1994 and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form S-18, file#33-20456-LA and incorporated herein by reference)
13	The Registrant's Annual Report on Form 10-KSB for the years ended 1999 and 1998 which are filed contemporaneous following this Quarterly Report and other past due Quarterly Reports, which are incorporated herein by reference.
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended June 30, 1999, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR HOLDINGS CORPORATION
By: /s/ Allen Weintraub
Allen Weintraub, President and Director
Dated: October 20, 2000
Miami, Fl

VECTOR HOLDINGS CORPORATION FINANCIALS

TABLE OF CONTENTS

VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED BALANCE SHEETS AS OF JUNE 30, 1999 AND DECEMBER 31, 1998 (Unaudited)

	June 30, 1999	December 31, 1998
ASSETS
Current Assets
Cash and cash equivalents	$197	$68
Inventories	339,459	337,467
Prepaid Expenses	-	1,382
Other receivables	-	34,232
Total current assets	339,656	373,149
Property & Equipment	57,546	73,920
Other Assets	1,850	1,850
TOTAL ASSETS	$399,052	$448,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$525,508	$525,508
Interest payable	152,899	106,301
Settlement payable	316,231	316,231
Accrued expenses	184,073	229,663
Customer deposits	25,000	25,000
Total current liabilities	1,203,711	1,202,703
Long term liabilities
Loans payable to related parties	2,119,288	1,847,728
Total long term liabilities	2,119,288	1,847,728
TOTAL LIABILITIES	3,222,999	3,050,431

Stockholders' equity (deficit)
Common stock, par value $.01 per	10,728	10,728
share, 600,000,000 shares authorized;
issued and outstanding: 10,727,920
at June, 1999 and December 31, 1998
Capital in excess of par value	37,311,776	37,311,776
Accumulated deficit	(40,246,451)	(39,924,016)
Total stockholders' equity (deficit)	(2,923,947)	(2,601,512)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$399,052	$448,919

See accompanying notes to unaudited condensed financial statements.

VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Sales	$ -	$152,300	$ -	$443,903
Cost of sales	-	125,349	-	326,687
Gross profit (loss)	-	26,951	-	117,216

Costs and expenses
Marketing	-	31,342	353	34,131
Race program	-	(3,914)	-	(1,416)
Research and development	983	8,484	72,201	16,880
Quality and Warranty	-	5,000	-	15,000
General and administrative	107,767	69,119	215,428	123,810
Total costs and expenses	108,750	110,031	287,982	188,405
Operating profit (loss)	(108,750)	(83,080)	(287,982)	(71,189)

Other income (expense)
Other income	7,517	40,149	12,145	40,149
Interest expense	(21,916)	(18,122)	(46,598)	(26,065)
Legal settlements	-	(3,440)	-	(3,440)

NET PROFIT (LOSS)	($123,149)	($64,493)	($322,435)	($60,545)
NET PROFIT (LOSS) PER SHARE	($0.011)	($0.006)	($0.030)	($0.006)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,727,920	10,727,920	10,727,920	10,727,920

See accompanying notes to unaudited condensed financial statements.

VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 1999	June 30, 1998
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net profit (loss)	($322,435)	($60,545)
Adjustments to reconcile net profit activities
Depreciation and amortization	16,374	11,026
(Increase) decrease in
Accounts receivable	-	(67,076)
Inventories	(1,992)	(104,180)
Prepaid expenses and other assets	1,382	(2,251)
Other receivables	34,232	-
Increase (decrease) in
Accounts payable	-	(91,928)
Interest payable	46,598	-
Settlement payable	-	-
Accrued expenses	(45,590)	(40,241)
Other payables	-	49,165
Customer deposits	-	25,000
NET CASH USED IN OPERATING ACTIVITIES	(271,431)	(281,030)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(4,246)
NET CASH USED IN INVESTING ACTIVITIES	-	(4,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable American Dream International	271,560	285,627
NET CASH PROVIDED BY FINANCING ACTIVITIES	271,560	285,627

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129	351
CASH AND CASH EQUIVALENTS , BEGINNING OF PERIOD	68	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	197	351

See accompanying notes to unaudited condensed financial statements.
VECTOR HOLDINGS CORPORATION
(Formerly Vector Aeromotive Corporation)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QBS Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2. Inventories

The components of inventory consist of the following:

	June 30, 1999	June 30, 1998
Raw Material	$178,478	$219,622
Work-in Progress	160,981	221,887
Finished Goods	-	102,328
Total	$339,459	$543,837

3. Payables to Related Parties

As of June 30, 1999, the Company owed a total of $424,123 to Automobili Lamborghini S.p.A., $568,577 to Automobili Lamborghini U.S.A., and $1,126,588 to American Dream International Limited.