Form 10QSB
period 1999-09-30
VECTOR HOLDINGS CORP
filed 2000-10-24
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

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
Common Stock, $.01 par value 10,727,920 shares outstanding as of September 30, 1999.
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 10

VECTOR HOLDINGS CORPORATION.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets - December 31, 1998 and September 30, 1999 (Unaudited).

Condensed Statements of Operations - Three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998(Unaudited).

Condensed Statements of Cash Flows - Nine months ended September 30, 1999 and 1998 (Unaudited).

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

As used in this Quarterly Report,  the terms  "we", "us", "our" and the "Company" mean Vector Holdings Corporation, a Nevada corporation, formerly Vector Automotive Corporation. We changed our name to Vector Holdings Corporation on June 26, 2000 because we were no longer in the automotive business and determined to reflect that we were seeking business opportunities. We are filing this Quarterly Report for the nine month period ended September 30, 1999 as one of several Quarterly Reports and an Annual Report that we were required to file under the Securities Exchange Act of 1934 (the "Exchange Act"), but which we failed to file in a timely manner. We are seeking to become current under reporting requirements of the Exchange Act by the filing of this Quarterly Report together with our filing of other past due Quarterly Reports for the periods ended March 31, 2000, June 30, 2000 and on or before November 15, 2000 our Quarterly Report for September 30, 2000, as well as our Annual Report for the year ended December 31, 1999, which includes our audited financial statements for 1999 and 1998.

We are disclosing in this Quarterly Report that following the end of our fiscal year ended December 31, 1998, and since that date, we have generated no revenues from any business operations. By the third quarter of 1999 we had completely ceased our business operations. As a result, as of the date of our filing of this Quarterly Report and the other reports due under the Exchange Act, we are in the process of exploring potential new business opportunities. There can be no assurance that we will be successful in finding any new business opportunities or conclude any transaction that will enable us to become an operating business.

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

Results of Operations

During the three month period ended September 30, 1999 we had no business operations. We also had no revenues during this three and nine month periods ended September 30, 1999 compares to revenues of $304,600 and $748,503 during the same three and nine month periods of the prior year. While we report  a net profit of $845,342 ($.079 per share) for the three month period September 30, 1999, which is the result of the forgiveness of debt by third party unaffiliated parties in the amount of $853,057. For the nine month period ended September 30, 1999, we had net income of $522,907 ($.049 per share) which includes the forgiveness of debt of $853,057. for the three and nine month periods ended September 30, 1998, we had net losses of $26,529 ($.002 per share) and $86,715 ($.008 per share).  During the three and nine month periods ended September 30, 1999, our operating losses were $2,283 and $290,265, compared to operating losses of $$39,783 and $110,613 for the same periods of 1998. During the nine month period ended September 30, 1999, our expenses were primarily due to general and administrative ($217,711) and research and development ($72,711). For the same periods of the prior year our total expenses were $98,926 and $286,971. The principal components of such expenses during such three and nine month periods were general and administrative ($75,112 and $217,711 respectively), marketing ($12,517 and $46,648 respectively), research and development ($1,297 and $18,177 respectively) and quality and warranty ($10,000 and $25,000 respectively).

Liquidity and Capital Resources

At September 30, 1999 we had current assets of $55 compared to current assets of $373,149 at December 31, 1998. Our current assets at December 31, 1998 was comprised principally of inventories ($337,467) and other receivables ($34,232). At September 30, 1999 we had no inventories, receivables or property and equipment. Our inventories and property and equipment and one prototype Vector automobile was transferred to and/or seized by American Dream International Limited, a Bahamian corporation, and an affiliate of the Company, which reduced our indebtedness to American Dream. American Dream was controlled by Mr. W. R. Welty, who was also a director of the Company. We still reflect indebtedness to American Dream under long-term liabilities. See See Note 3 to Notes to Financial Statements attached to this Report. Also see the disclosure in Item 12, Part III, "Certain Relationships and Related Transactions" contained in our Annual Report on Form 10-KSB for our year ended December 31, 1999 which is filed contemporaneous with the filing of this Quarterly Report on Form 10-QSB. We had no receivables at September 30, 1999 compared to $34,232 at December 31, 1998.  Our current liabilities were $356,379 at September 30, 1999 compared to $1,202,703 at December 31, 1998. This reduction is mainly due to the debt reduction as a result of the transfer of assets to American Dream. which occurred during this quarter.

We also had  no new borrowings or other source of funding of any kind during the period ended September 30, 1999.

Through the quarter ended September 30, 1999 we incurred an accumulated deficit of $39,311,776 an insignificant decrease from $39,924,016 at December 31, 1998.

We have not identified any source of continued funding and have no ongoing operations. There can be no assurance that we will be able to fund any continuing expenses until we find and negotiate a new business opportunity, if ever.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

We are filing this Quarterly Report for the three month period ended September 30, 1999. However, as discussed under Part I, Item 2, "General" above, we are also filing our Annual Reports for our years ended December 31, 1999 and 1998 at about the same time as we are filing this Quarterly Report. Our financial statements for the years ended December 31, 1999 and 1998 were audited by Grassano Accounting, P.A., Certified Public Accountants. During the two most recent fiscal years, there was no change in independent accountants. The financial statements for the year ended December 31, 1997 were audited by another accounting firm which we understand resigned or declined to stand for re-election because of unpaid accounting fees. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There was no disagreement with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. Further, the decision to change accountants was recommended by our board of directors, and was the result of our cessation of business operations and change in control.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form S-18, file #33-20456-LA and incorporated herein by reference)
13	The Registrant's Annual Report on Form 10-KSB for the years ended 1999 and 1998 which are filed contemporaneous following this Quarterly Report and other past due Quarterly Reports, which are incorporated herein by reference.
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended September 30, 1999, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR HOLDINGS CORPORATION
By: /s/ Allen Weintraub
Allen Weintraub, President and Director
Dated: October 23, 2000
Miami, FL

VECTOR HOLDINGS CORPORATION FINANCIALS

TABLE OF CONTENTS

VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (Unaudited)

	September 30, 1999	December 31, 1998
ASSETS
Current Assets
Cash and cash equivalents	$55	$68
Inventories	-	337,467
Prepaid Expenses	-	1,382
Other receivables	-	34,232
Total current assets	55	373,149

Property & Equipment	-	73,920
Other Assets	-	1,850
TOTAL ASSETS	$55	$448,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$-	$525,508
Interest payable	171,017	106,301
Settlement payable	35,000	316,231
Accrued expenses	150,362	229,663
Customer deposits	-	25,000
Total current liabilities	356,379	1,202,703

Long term liabilities
Loans payable to related parties	2,119,288	1,847,728
Total long term liabilities	2,119,288	1,847,728
TOTAL LIABILITIES	2,078,660	3,050,431

Stockholders' equity (deficit)
Common stock, par value $.01 per	10,728	10,728
share, 600,000,000 shares authorized;
issued and outstanding: 10,727,920
at September 30, 1999 and December 31, 1998
Capital in excess of par value	37,311,776	37,311,776
Accumulated deficit	(39,401,109)	(39,924,016)
Total stockholders' equity (deficit)	(2,078,660)	(2,601,512)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$55	$448,919

See accompanying notes to unaudited condensed financial statements.

VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	1999	1998	1999	1998

Sales	$-	$304,600	$-	$748,503
Cost of sales	-	245,457	-	572,145
Gross profit (loss)	-	59,143	-	176,358

Costs and expenses
Marketing	-	12,517	353	46,648
Race program	-	-	-	(1,776)
Research and development	-	1,297	72,201	18,177
Quality and Warranty	-	10,000	-	25,000
General and administrative	2,283	75,112	217,711	198,922
Total costs and expenses	2,283	98,926	290,265	286,971
Operating profit (loss)	(2,283)	(39,783)	(290,265)	(110,613)

Other income (expense)
Forgiveness of debt	853,057	-	853,057	-
Other income	12,686	23,051	24,831	63,200
Interest expense	(18,118)	(5,056)	(64,716)	(31,121)
Legal settlements	-	(4,741)	-	(8,181)

NET PROFIT (LOSS)	$845,342	($26,529)	$522,907	($86,715)
NET PROFIT (LOSS) PER SHARE	($0.079)	$0.002	($0.049)	$0.008
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,727,920	10,727,920	10,727,920	10,727,920

See accompanying notes to unaudited condensed financial statements.

VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS (Unaudited)
	Nine Months Ended September 30, 1999	Nine Months Ended September 30, 1998
Cash flows from (used in) operating activities:
Net profit (loss)	$522,907	($86,715)
Adjustments to reconcile net profit activities
Depreciation and amortization	16,374	19,049
(Increase) decrease in
Accounts receivable	-	(61,566)
Inventories	337,467	(96,993)
Prepaid expenses and other assets	3,232	1,566
Other receivables	34,232	-
Increase (decrease) in
Accounts payable	(525,508)	(127,977)
Interest payable	64,716	-
Settlement payable	(281,231)	-
Accrued expenses	(79,301)	41,400
Other payables	-	(2,857)
Customer deposits	(25,000)	-
NET CASH USED IN OPERATING ACTIVITIES	67,888	(314,093)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Disposal (Acquisition) of property and equipment	57,546	(4,246)
NET CASH USED IN INVESTING ACTIVITIES	57,546	(4,246)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Loan payable American Dream International	(125,447)	318,162
NET CASH USED IN FINANCING ACTIVITIES	(125,447)	318,162

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(13)	(177)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	68	783
CASH AND EQUIVALENTS, END OF PERIOD	55	606

See accompanying notes to unaudited condensed financial statements.

VECTOR HOLDINGS CORPORATION
(Formerly Vector Aeromotive Corporation)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

2. Inventories
The components of inventory consist of the following:
	September 30, 1999	September 30, 1998
Raw Material	$-	$186,355
Work-in Progress	-	350,275
Finished Goods	-	102,328
Total	$ -	$536,630

3. Payables to Related Parties
As of September 30, 1999, the Company owed a total of $424,123 to Automobili Lamborghini S.p.A., $568,577 to Automobili Lamborghini U.S.A., and $1,126,588 to American Dream International Limited.