Form 10KSB
period 1999-12-31
VECTOR HOLDINGS CORP
filed 2000-10-26
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-17303

VECTOR HOLDINGS CORPORATION
(Name of small business issuer in its charter)

Nevada	33-0254334
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

120 NE 179th Street, Miami, FL	33179
(Address of Principal Executive Offices)	(Zip Code)

(305) 681-5191
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Act: NONE
(Title of class)

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $.01
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: none

As of October 25, 2000 there were 1,252,666 shares of the issuer's Common Stock issued and outstanding. The number of shares outstanding reflects the July 2000 reverse stock split of 1 for 100. There is no active trading market in the shares of the Issuer’s common stock at the date of the filing of the Form 10-KSB. The Issuer will seek by filing this report and other reports due under the Securities Exchange Act of 1934 (the "Exchange Act") to become current and reporting under the requirements of the Exchange Act. Affiliates of the Issuer own 914,286 shares of the Issuer’s issued and outstanding common stock and the remaining 338,380 shares are held by non-affiliates.(*)

DOCUMENTS INCORPORATED BY REFERENCE:
There are no documents incorporated by reference in this Annual report on Form 10-KSB except for certain previously filed exhibits identified in Part III, Item 13.
(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BACKGROUND AND REPORTS UNDER EXCHANGE ACT

Vector Holdings Corporation, formerly Vector Aeromotive Corporation, a Nevada corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". We are filing this Annual Report for the years ended December 31, 1999 and 1998, which contains our audited financial statements for 1999 and 1998, and also contains complete updated disclosure for the period subsequent to the year ended December 31, 1999 under all items other than the financial statements. We are also filing our several Quarterly Reports that we were required to file under the Securities Exchange Act of 1934 (the "Exchange Act"), but which we failed to file in a timely manner. We are seeking to become current under reporting requirements of the Exchange Act by the filing the following Reports: our Annual Report for the years ended December 31, 1999 and 1998; and our Quarterly Reports for the periods ended March 31, 1999, June 30, 1999, September 30, 1999, March 31, 2000, June 30, 2000 and on or before November 15, 2000 our Quarterly Report for September 30, 2000.

We were incorporated in September 1987 under the laws of Nevada to acquire substantially all of the assets of Vector Car, the predecessor partnership. Vector Car had been a development stage company from its formation in 1978 through the complete cessation of our automotive business during 1999. During this period, we had been primarily engaged in the design, manufacture and assembly of exotic sports cars known under the Vector trade name. Twenty-two Vector model W8 automobiles were produced and sold between 1988 and 1993. Production of the Vector W8 was ceased in early 1993.

During fiscal years 1992 and 1993, as an automotive company, we developed design concept specifications for a new automobile type known as the Avtech SC. During 1993 to 1995 our resources were applied to the design, development, marketing and manufacture of the Avtech SC. We developed a prototype automobile, the M12, which we exhibited in January 1996 and our first M12 was completed and sold in March 1996. During 1996, the Avtech SC was designed for full-scale production as the Vector M12, and eight production models were produced. However, by November 1996 we had insufficient operating capital to continue the production after only eight Vector M12's were produced. We sold only four Vector M12's. During 1999, after a period of inactivity, we were finally forced to close our production facilities in Green Cove Springs, Florida, and suspended operations. See Item 6, Part II, "Management’s Discussion and Analysis and Plan of Operation".

In a transaction dated as of July 22, 1997, we entered into a restructuring agreement with American Dream International, Limited ("American Dream"), a Bahamian corporation, and several other related parties pursuant to which we were able to resume operations on a limited basis. In connection with this agreement, we granted American Dream an option exercisable to purchase 60,000,000 shares of our common stock, which option was granted in consideration for certain advances and funding from American Dream, which they paid principally to third party vendors. The Option was subsequently adjusted to an option to purchase 120,000 shares after two different reverse stock splits: 1 for 5 reverse split in December 1998, and 1 for 100 reverse split in July 2000. The latter reverse stock split was in connection with and following acquisition be Allen Weintraub and his affiliates of control of the Company be the purchase for nominal consideration of the American Dream option and the American Dream note on December 27, 1999. This December 27, 1999 transaction resulted in Allen Weintraub becoming our president, a director and the control shareholder of the Company. See Item 5, Part II, "Market for Common Equity and Related Stockholder Matters" and Item 12, Part III, "Certain Relationships and Related Transaction".

In connection with our transaction American Dream and related parties American Dream assumed control of our Board of Directors on July 24, 1997, with the election of W. R. Welty, T. J. Enright and D. Kordek to fill vacancies on our Board of Directors at that date. In addition, an affiliate, V'Power Corporation agreed that, for ten years after the exercise by American Dream of the option, which in fact was never exercised, V’Power agreed to vote for the election of a majority of directors nominated or designated by American Dream. Messrs. Welty, Enright and Kordek resigned as officers and directors in July 1999 at which time we had ceased operations and were dormant. Disclosure of the operations and management of our business during the period from 1992 through 1997 is contained in our Annual Report on Form 10-KSB for year ended 1997, and is incorporated by reference herein.

As noted above, on December 27, 1999 Allen Weintraub together with Scott Curtis and Timothy Owens acquired for nominal consideration the interests of American Dream in the Company, including American Dream’s rights under an option and rights to convert American Dream’s note of $748,008 into 4,096,576 shares of Common Stock. This transaction resulted in a change in control of the Company from American Dream to Allen Weintraub. See Item 5, and the discussion under "Recent Sales of Unregistered Securities", Note 10-Subsequent Events in Notes to Financial Statements, Item 12, "Certain Relationships and Related Transactions".

LACK OF SUCCESS IN THE EXOTIC SPORTS CAR MARKET

The exotic sports car market in which we sought to operate, which efforts were not successful, consists of automobiles with suggested retail prices ranging from $110,000 to $1,000,000 or above and that are capable of sustained speeds in excess of 160 miles per hour. In addition to differentiation from other sports cars by price and speed, exotic sports cars are distinguished by appearance, driving performance, technologically superior, high performance components, hand manufacturing and limited production.

Through 1997, we estimated that the worldwide market for exotic sports cars was approximately 3,500 cars per year and that the United States market was 900 per year. The largest competitor in the United States and world markets was Ferrari at that time. Other competitors included Aston-Martin and Lamborghini. North American sales of exotic sports cars are concentrated in large metropolitan areas. In particular, urban areas of New York, Florida, Texas, California and Illinois account for a large percentage of all sports car sales, including exotic sports cars. We also believed that significant markets exist in Western Europe, Southeast Asia and South America. However, because of limited capital resources and our failure to generate a significant market share, we could not compete in this market.

We manufactured the chassis and all body parts at our former 22,500 square foot manufacturing, assembly and warehouse facility in Green Cove Springs, FL. All production employees and production operations were terminated at the manufacturing facility in November, 1996, but limited production continued into 1998 only on a limited basis and our sales during 1998 principally involved previously produced models. We closed our Green Cove Springs, FL facility and ceased operation in July 1999. As the result of our failed automotive business, we have an accumulated deficit through December 31, 1999 of $39,426,472.

ITEM 2. DESCRIPTION OF PROPERTIES.

During the fiscal ended December 31, 1998, we leased on a month-to-month basis 22,500 square feet of office, manufacturing, assembly and warehouse space in Green Cove Springs, FL, at a cost of $6,075 per month from an unrelated party. This facility served as our manufacturing and assembly facility and since August 1997, as our principal executive office. During 1999, we ceased all operations, closed our offices and facilities at Green Cove Springs, FL. At present, we are utilizing limited space at the offices of our president, Allen Weintraub, in Miami. FL, at no cost to us. This space is sufficient for the present because we have no employees, no operations and are simply engaged in pursuing potential business opportunities.

ITEM 3. LEGAL PROCEEDINGS

In T-n-A Custom Auto Trim, Inc., v. Vector Aeromotive Corporation (Case Number 96-2539-CA-CV-G), filed on or about May 28, 1996, in the Circuit Court, Duval County, Florida, plaintiff brought action for damages for breach of contract arising out of a contract for Custom Trim to provide material and labor for components of automobiles manufactured by the Company, which never were manufactured. The amount of damages sought is unspecified and to be determined at trial. The Company had been vigorously defending this case, with a jury trial set for April 20,1998. We engaged counsel to defend this action and settlement discussions commenced. We do not believe that the action has merit. However, the outcome of this action cannot be determined at this time and it is possible that a judgment could have a material and adverse effect upon us.

There is presently pending an action in the Circuit Court of the 4th Judicial Circuit, Duval County, FL, Mahoney, Adams & Kreiser, P.A. v. Vector Automotive Corporation, seeking recovery of $35,000 in legal fees. We believe that we have meritorious defenses against the plaintiff but we cannot at this time determine with any certainty whether we will prevail on the merits or whether any judgment against us will have a material adverse effect on us. The amount of damages sought by this defendant is included as a liability on our balance sheet. Reference is made to Note 8 to the Notes to Condensed Financial Statements which are included in the Annual Report on Form 10-KSB for the year ended December 31, 1999.

Other than as described above, we are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fiscal years ended December 31, 1999 or 1998 covered by this annual report to a vote security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Until September 11, 1996, our Common Stock was traded on the NASDAQ SmallCap Market under the symbol VCAR. On September 11, 1996 the National Association of Securities Dealers (NASD) delisted our Common Stock from trading on the NASDAQ SmallCap Market. From September 11, 1996 through April 5, 2000 our Common Stock was traded on the over-the-counter market bulletin board (OTC:BB). On April 6, 2000 our Common Stock was delisted from the OTC:BB and limited trading commenced on the "pink sheets". Following the 1 for 100 share recapitalization and the change of our name to Vector Holdings Corporation, the symbol was changed to "VHLD" The following table sets forth the high and low closing bid prices for our Common Stock on the OTC:BB and as of April 6, 2000 on the pink sheets for each calendar quarter for the prior two years and the subsequent interim periods prior to this annual report. Such prices are interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.
CALENDAR 1998	High	Low
First Quarter Ending March 31,	$.15	$.0625
Second Quarter Ending June 30,	$.19	$.125
Third Quarter Ending September 30,	$.12	$.0625
Fourth Quarter Ending December 31,	$.07	$.06
CALENDAR 1999
First Quarter Ending March 31,	$.375	$.30
Second Quarter Ending June 30,	$.375	$.187
Third Quarter Ending September 30,	$.25	$.17
Fourth Quarter Ending December 31,	$.187	$.04
CALENDAR 2000
First Quarter Ending March 31,	$.50	$.04
Second Quarter Ending June 30,	$.15	$.001
Third Quarter Ending September 30, (*)	$4.00	$.001
Period Ending October 11 (*)	$4.00	$4.00

(*) On July 11, 2000, we had a 1 for 100 reverse stock split and the price of the shares reflects this share recapitalization. The trading market for our shares of common stock is very inactive and limited.

On October 11, 2000, there were approximately 530 holders of record of Common Stock (excluding holders whose securities were held in street or nominee name

From inception to date, we have not paid a dividend on our Common Stock. We currently have no funds from which to pay dividends and as of December 31, 1999 and 1998 our Total Stockholders’ Deficit was $2,103,968 and $2,601,512, respectively. We do not expect for the foreseeable future that any dividends will be paid.

RECENT SALES OF UNREGISTERED SECURITIES

The following information is given with regard to unregistered securities sold by the Company during the past three years, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. Each of the following transactions was subsequent to the 1 for 100 reverse stock split.
Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
7/12/2000	Common	714,286 shares	Allen Weintraub(1)	Pursuant to American Dream Note
7/12/2000	Common	100,000 shares	Scott Curtis(1)	Pursuant to American Dream Note
7/12/2000	Common	100,000 shares	Timothy Owens(1)	Pursuant to American Dream Note
7/21/2000	Common	175,000 shares	Karl Schumer(2)	Services at $.10 per share or $17,500
9/20/2000	Common	36,000 shares	Francine Holzer(3)	$.50 per share cash consideration
9/20/2000	Common	20,000 shares	Charles and Carol Premone(3)	$.50 per shares cash consideration
9/27/2000	Common	100 shares	Francine Mahabir(3)	$1.00 per share cash consideration

(1) The shares issued to Messrs. Weintraub, Curtis and Owens were issued in connection with the transaction dated December 27, 1999 with American Dream, the conversion of the American Dream note payable, which was $748,008 at June 30, 2000. The American Dream note was converted into the right to receive a total of 4,096,576 shares of unregistered common stock, or $.18 per share, based upon the amount of the American Dream that was converted into equity. To date 914,286 shares have been issued with a restrictive legend to Messrs. Weintraub, Curtis and Owens pursuant to Section 4 (2) under the Act. The aggregate value of the 714,286 shares issued to Mr. Weintraub was $128,571 and the aggregate value of the 100,000 shares issued to each of Messrs. Curtis and Owens was $18,000 each, based upon the amount of the American Dream note converted. A total of 3,182,290 additional shares may be issued in connection with the conversion of the American Dream note.

(2) The 175,000 shares issued to Karl Schumer were issued as compensation for services provided to us in connection with his serving as an officer and director. The shares were issued with a legend based upon the exemption provided under Section4 (2) of the Act and were valued at $.10 per share, the average of the closing bid and asked price of the shares on the date of transaction.

(3) The shares issued and sold for cash consideration to these private investors were sold in reliance upon the exemption provided under Section 4 (2) of the Act. The cash consideration paid to the Company was based upon the average of the closing bid and asked price of the shares on the dates of the transactions. Mr. and Mrs. Premone are the in-laws of Mr. Weintraub and Mr. Weintraub disclaims any beneficial interest in their shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Our historical financial information contained in this Annual Report reflects our prior operations as an automobile manufacturer, which operations failed and were terminated in 1999. As a result, historical financial statements and any summary information contained herein should not be used in evaluating the Company.

GENERAL

We are filing this Annual Report for the years ended December 31, 1999 and 1998, which contains our audited financial statements for 1999 and 1998, and also contains complete updated disclosure for the periods subsequent to the year ended December 31, 1999 under all items other than the financial statements. We are also filing contemporaneous with this Annual Report our several Quarterly Reports that we were required to file under the Securities Exchange Act of 1934 (the "Exchange Act"), but which we failed to file in a timely manner. We are seeking to become current under reporting requirements of the Exchange Act by the filing the following Reports: our Annual Report for the years ended December 31, 1999 and 1998; and our Quarterly Reports for the periods ended March 31, 1999, June 30, 1999, September 30, 1999, March 31, 2000, June 30, 2000 and on or before November 15, 2000 our Quarterly Report for September 30, 2000.

We are disclosing in this Annual Report for the year ended December 31, 1999 that we generated no revenues from our business operations during 1999, nor have we generated any revenues since the year ended December 31, 1999. Further at or about the end of the second quarter ended June 30, 1999 we closed our offices in Green Cove Springs, FL. As a result of the cessation of our business operations, as of the date of our filing of this Annual Report and the other reports due under the Exchange Act, we are in the process of exploring potential new business opportunities. There can be no assurance that we will be successful in finding any new business opportunities or conclude any transaction that will enable us to become an operating business and generate any operating revenues.

Results of Operations for the years ended December 31, 1999 and 1998

During the year ended December 31, 1999 our continuing business operations ceased and we had no operating revenues during the fiscal year. This compares to revenues of $933,202 during the year ended December 31, 1998. We had a net loss of $497,544 (basic net loss of $.05 per share) for the year ended December 31, 1999 which compares to a net loss of $372,625 (basic net loss of $.03 per share) for the year ended December 31, 1998. During the year ended December 31, 1999 we incurred operating expenses of $290,266 substantially all of which were incurred during the first and second quarters of fiscal 1999. We had no operations after the end of the quarter ended June 30, 1999. Our operating expenses for the year ended December 31, 1998 were $789,058, mainly comprised of $670,041 for general and administrative expenses and $70,532 for marketing, during which period we were under the control of and were effectively operated by American Dream.

Liquidity and Capital Resources

At December 31, 1999 and 1998, we had cash and cash equivalents of $55 and $68, respectively. Net cash used in operating activities by us in 1999 and 1998 totaled $271,570 and $540,240, respectively. Our sole financing activities during the fiscal year ended December 31, 1999 and 1998 consisted of proceeds from notes payable from related parties totaling $271,557 and $544,054, respectively. During the year ended December 31, 1999 we were forgiven debt of $853,057 compared to debt forgiveness of $299,329 in the prior year. The principal components of the 1999 debt forgiveness was approximately $525,000 in accounts payable to third party trade creditors and a reduction of approximately $281,000 in legal fees payable, under a settlement agreement. During 1998 $250,000 of the debt forgiveness was represented by potential claims against the Company that were not asserted and have been written off. See Item 7, Financial Statements, and the Notes to Financial Statements

At December 31, 1999, the Company had an accumulated deficit of $39,426,472. For the year ended December 31, 1999, we had net income of $497,544, that was due almost entirely from other income resulting from the debt forgiveness. The net loss for the year ended December 31, 1998 was $372,625, that was after debt forgiveness of approximately $299,000.

The Company had primarily financed its operations through the private and public sale of equity securities. We did not raise any capital during 1999 and 1998.

NEW ACCOUNTING STANDARDS

In 2000 and 1999, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SAFA 131"), "Disclosures about Segments of an Enterprise and Related Information." Neither statement had any impact on the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decisions maker" views the business. The Company will continue to review these statements over time, in particular SFAS 13 1, to determine if any additional disclosures are necessary based on evolving circumstances. At the date of this report, we have no operations.

ITEM 7. FINANCIAL STATEMENTS

VECTOR HOLDINGS CORPORATION
(FORMERLY VECTOR AEROMOTIVE CORPORATION)

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT
The Board of Directors
Vector Holdings Corporation
P. O. Box 800303
Aventura, FL 33280

Members of the Board:

We have audited the accompanying balance sheets of Vector Holdings Corporation (formerly Vector Aeromotive Corporation) as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vector Holdings Corporation (formerly Vector Aeromotive Corporation) as of December 31, 1999 and 1998, and the results of its operations, its changes in stockholders’ equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ N. Richard Grassano

Boca Raton, Florida, August 17, 2000
VECTOR HOLDINGS CORPORATION
(FORMERLY VECTOR AEROMOTIVE CORPORATION)
BALANCE SHEETS DECEMBER 31, 1999 AND 1998

ASSETS
	1999	1998
CURRENT ASSETS
Cash	$55	$68
Inventories	-	337,467
Receivable-EPA	-	34,232
Prepaid Insurance	-	1,382
TOTAL CURRENT ASSETS	55	373,149

PROPERTY AND EQUIPMENT
Leasehold Improvements	-	22,260
Tooling	-	75,000
Machinery and Equipment	-	328,359
Office Furniture and Equipment	-	31,282
Computer Equipment	-	8,263
		465,164
Less: Accumulated Depreciation	-	391,244
NET PROPERTY AND EQUIPMENT	-	73,920

OTHER ASSET
Security Deposits	-	1,850
TOTAL ASSETS	$55	$448,919

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$-	$525,508
Interest Payable	196,380	106,301
Settlement Payable	35,000	316,231
Accrued Expenses	150,362	229,663
Customer Deposit	-	25,000
TOTAL CURRENT LIABILITIES	381,742	1,202,703

LONG TERM LIABILITIES
Note Payable-Related Party	729,581	855,028
Notes Payable-Lamborghini	992,700	992,700
TOTAL LONG TERM LIABILITIES	1,722,281	1,847,728
TOTAL LIABILITIES	2,104,023	3,050,431

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 600,000,000 Shares
Authorized, 10,727,920 Shares Issued and Outstanding	10,728	10,728
Preferred Stock, $0.10 Par Value, Non-Voting,
5,000,000 Shares Authorized, 0 Shares Issued & Outstanding	-	-
Additional Paid in Capital	37,311,776	37,311,776
Retained Earnings (Accumulated Deficit)	(39,426,472)	(39,924,016)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,103,968)	(2,601,512)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY
(DEFICIT)	$55	$448,919

The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
VECTOR HOLDINGS CORPORATION
(FORMERLY VECTOR AEROMOTIVE CORPORATION)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
	1999	1998

SALES	$-	$933,202
COST OF SALES	-	799,636
GROSS PROFIT	-	133,566

OPERATING EXPENSES
Marketing	353	70,532
Research and Development	72,201	18,485
Quality and Warranty		30,000
General and Administrative	217,712	670,041
TOTAL OPERATING EXPENSES	290,266	789,058

INCOME (LOSS) FROM OPERATIONS	(290,266)	(655,492)

OTHER INCOME AND EXPENSE
Forgiveness of Debt	853,057	299,329
Miscellaneous Income	24,832	76,740
Interest Expense	(90,079)	(70,175)
Legal Settlements	-	(23,027)
TOTAL OTHER INCOME AND EXPENSE	787,810	282,867

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	497,544	(372,625)

Provision for Income Taxes	-	-

NET INCOME (LOSS)	$497,544	($372,625)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.05	($0.03)
Diluted	$0.02	($0.02)

SHARES USED IN COMPUTING NET INCOME
(LOSS) PER COMMON SHARE
Basic	10,727,920	10,727,920
Diluted	22,727,920	27,727,920

The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
VECTOR HOLDINGS CORPORATION
(FORMERLY VECTOR AEROMOTIVE CORPORATION)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
				Retained
			Additional	Earnings	Total
	Common Stock		Paid In	(Accumulated)	Stockholders'
	# Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 1997	53,639,599	$536,396	$36,786,108	$(39,551,391)	$(2,228,887)

Adjust par value to $0.001	-	(482,756)	482,756	-	-

Reverse stock split 5 to 1	(42,911,679)	(42,912)	42,912	-	-

Net Loss for 1998	-	-	-	(372,625)	(372,625)

Balance at December 31, 1998	10,727,920	10,728	37,311,776	(39,924,016)	(2,601,512)

Net Income for 1999	-	-	-	497,544	497,544

Balance at December 31, 1999	10,727,920	$10,728	$37,311,776	($39,426,472)	($2,103,968)

The accompanying Notes to Financial Statements are an integral part of these Financial Statements.

VECTOR HOLDINGS CORPORATION
(FORMERLY VECTOR AEROMOTIVE CORPORATION)
STATEMENT OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$497,544	$(372,625)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities
Depreciation and Amortization	16,374	37,740
Forgiveness of Debt	(853,057)	(299,329)
Decrease in Security Deposits	1,850
Decrease (Increase) in Inventory	(1,992)	102,170
Decrease (Increase) in Receivable-EPA	34,232	(34,232)
Decrease (Increase) in Prepaid Insurance	1,382	(1,382)
Decrease in Accounts Payable		(113,217)
Increase in Interest Payable	90,079	80,324
Increase in Settlement Payable		98,231
Decrease in Accrued Expenses	(57,982)	(37,920)
NET CASH USED IN OPERATING ACTIVITIES	(271,570)	(540,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment	-	(3,746)

NET CASH USED IN INVESTING ACTIVITIES	-	(3,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable-Related Party (net)	271,557	544,054
NET CASH PROVIDED BY FINANCING ACTIVITIES	271,557	544,054

NET INCREASE (DECREASE) IN CASH	(13)	68
CASH, BEGINNING OF YEAR	68	-
CASH, END OF YEAR	$55	$68

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$0	$0
Income Taxes	$0	$0

The accompanying Notes to Financial Statements are an integral part of these Financial Statements.

VECTOR HOLDINGS CORPORATION
(FORMERLY VECTOR AEROMOTIVE CORPORATION)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31,1999 AND 1998

NOTE I - SUMMARY OF SIGNIFICANT ACCOUNTANT POLICIES

Nature of Business

Vector Holding Corporation (formerly Vector Aeromotive Corporation) (the "Company") was incorporated December 23, 1988 under the laws of the State of Nevada. The Company was engaged in the design, development, manufacturing and marketing of exotic sports cars. The Company suspended operations in November 1996. On July 22, 1997, the Company entered into a restructuring agreement (see Note 2) which resulted in the Company's resuming operations on a limited basis. This resumption of operations was not successful. The last vehicle sold was in December 1998, and all operations ceased on July 31, 1999.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property, Equipment and Depreciation

Property and equipment is stated at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method.

Impairment of Long - Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," issued by the Financial Accounting Standards Board, establishes new guidelines regarding when impairment losses on long-lived assets, which include property and equipment and certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The adoption of this standard had no material effect on the Company's financial position or results of operations.

Revenue Recognition

Revenues resulting from automobile sales are recognized when the automobiles are delivered. Customer deposits received in advance of delivery are recorded as a liability until revenue is recognized.

Income Taxes

Since inception, the Company has maintained a fiscal year ending on each 31st day of December. Provisions for income taxes have not been presented as there is no taxable income after consideration of net operating losses, and there are no timing differences.

Research and Development Cost

Research and development costs are expensed as incurred. During the years ended December 31, 1999 and 1998, research and development costs were approximately $72,201 and $18,485, respectively.

Earnings Per Common Share

The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings Per Share for the periods of these financial statements. Basic earning per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to the American's stock option of 12,000,000 shares of common stock as of July 22, 1997 (see Note 2). The shares were also numbered as though the December 1998 reverse stock split occurred on January 1, 1998.

Recent Accounting Pronouncements

In 2000 and 1999, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SAFA 131"), "Disclosures about Segments of an Enterprise and Related Information." Neither statement had any impact on the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decisions maker" views the business. The Company will continue to review these statements over time, in particular SFAS 13 1, to determine if any additional disclosures are necessary based on evolving circumstances.

Warranty Expenses

The Company offers a limited 24-month warranty covering defects in material and workmanship on its Vector M12. Costs related to product warranty are estimated and included in cost of sales at time of sale.

Estimate

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short term maturity of these instruments.

NOTE 2 - RESTRUCTURING AGREEMENT

On July 22, 1997, the Company entered into an agreement with American Dream International Limited ("American"), formerly known as Tradelink International Limited, whereby the Company granted an option to American to purchase 60,000,000 shares (before reverse stock split) of the Company's unissued common stock for $1,250,000 ($.0208 per share). The 60,000,000 shares have demand registration rights. American also agreed to loan the Company up to $3,750,000 under two lending agreements. As of December 31, 1999, American and its successor (see below) had not exercised the options. The Company valued these options based on their estimated fair market value at July 22, 1997.

Line of Credit "I" provides for advances up to $1,250,000 and bear interest at 2% over the prime rate. Advances can be used by the lender as part of its purchase price of the Company's common stock as described in the preceding paragraph and, in certain circumstances, can be converted to a ten-year term loan with interest at 10%. Unconverted balances ($729,581 at December 31, 1999) are due on demand; however, this liability has been classified as long term because of the intention of the present holder to convert the note to shares of common stock (see Note 10). As of December 31, 1999 and 1998, $196,380 and $106,301 interest has been accrued on the note, respectively.

Line of Credit "T' provides for advances up to $2,500,000 with interest at 2% over the prime rate and is due on demand.

Both lines are collateralized by substantially all of the Company's assets.

At the same time, the Company, American and V'Power entered into an option agreement whereby V'Power has agreed to vote their shares (37,333,333 shares before reverse stock split) for directors designated by American comprising a majority of the Board of Directors of the Company for a period of ten years after July 22, 1997, or if the option is not exercised, for as long as any unpaid amounts under the loan agreements noted above remain outstanding. The Company valued these options based on their estimated fair market value as of July 22, 1997.

Subject to various terms and conditions, V'Power has granted an option to American to purchase any and all Vector shares owned by V'Power or its affiliates. The option is exercisable beginning six months from the date that American exercises its option to purchase the Company's stock for a period of four years. American may purchase any or all of the V'Power common stock at 70% of the market price, as defined, of the shares.

As of August 17, 2000, American and its successor (see below) had not exercised the option.

On December 27, 1999, a privately held corporation acquired American's note and stock option.

NOTE 3 - INVENTORIES

Inventories are summarized as follows at December 31:

	1999	1998
Raw materials	$ -	$178,478
Work-in-process	-	158,989
Finished goods	-	-
Total	$ -	$337,467

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 3 1:
	1999	1998
Compensation and Employee Benefits	$-	$21,318
Audit Fees	20,262	30,262
Accrued Rent	-	34,017
Warranty	30,000	43,966
Guzzler Tax	100,100	100,100
Total	$150,362	$229,663

NOTE 5 - NOTES PAYABLE-LAMBORGRINT

As part of the July 22, 1997 restructuring, the Company entered into a debt conversion and preferred stock agreement with Lamborghini S.p.A. and Lamborghini U.S.A. (collectively Lamborghini). Under the term of the agreement, Lamborghini agreed to forbear any action to collect Vector's indebtedness of $992,700 and would convert the indebtedness to Series A preferred stock upon American's execution of its option to acquire 60,000,000 shares of Vector's common stock. The Series A preferred stock would be redeemable beginning nine months after the stock is issued at $10,000 per month for eight months and 12 substantially equal monthly installments thereafter.

NOTE 6 - STOCK TRANSACTIONS AND OPTIONS

Common Stock

The Company initially authorized 600,000,000 shares of $0.01 par value common stock. As of December 31, 1998, the Company changed the par value to $0.001 with the same number of authorized shares, declared a 5 to 1 reverse stock split, and has 10,727,920 shares issued and outstanding.

Preferred Stock

The Company has authorized 5,000,000 shares of $0.10 par value, non-voting preferred stock.

During 1997, the Company designated 9,927 shares of its preferred stock as Series A cumulative preferred stock (Series A Stock). Upon issuance, Series A Stock will be redeemable at a redemption price of $100 per share plus any accumulated and unpaid dividends beginning nine months after the stock is issued. The Company may redeem the Series A stock at any time at the redemption price plus any accumulated unpaid dividends, The Series A Stock will, have rights senior to any other security currently issued by the Company and will be classified as a liability on the Company's balance sheet. Dividends will be cumulative and are payable on a quarterly basis. The dividend rate is based on the current LIBOR rate as defined in the agreement. As of December 31, 1999, the Company has issued no preferred stock.

So long as any Series A is outstanding, the Company may not declare any dividend, make a distribution, or purchase, acquire or set aside any money for the purchase or redemption of any shares of stock with rights junior to the Series A.

Stock unless all Series A dividends have been paid or duly provided for and all amounts with respect to the mandatory redemption provisions of the Series A stock have been paid or duly provided for.

Upon liquidation of the Company for any reason, the holders of the Series A Stock are entitled to be paid out of the assets available for the distribution to its shareholders before any payment to other security holders are made. The amounts to be paid to the Series A stockholders shall include all unredeemed shares at $100 per share plus all accumulated and unpaid dividends.

Under certain circumstances generally related to the sale of all of the Company's assets or merger or consolidation of the Company, the holders of the Series A securities may require the Company to redeem all or any portion of the outstanding Series A. Stock.

The holders of the Series A Stock have no voting power unless dividends remain unpaid for a period of one and one-half years, at which time the Series A holders may vote for the election of up to two directors.

Stock Option

On July 22, 1997, the Company signed a restructuring agreement (see Note 2) in which it issued an option to American by which American can purchase 60,000,000 shares (before reverse stock split) of common stock. This option has never been exercised.

NOTE 7 - PROVISION FOR (BENEFIT FROM) INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

	1999	1998
Federal
Current Provision	$ 159,954	$-
Current Benefit from NOL	(159,954)	-
Deferred	-	-
Total	$-	$-

State
Current Provision	27,090	$-
Current Benefit from NOL	(27,090)	-
Deferred	-	-
Total	$-	$-

Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," requires an assets and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The components of the net deferred tax assets consist of the following.

	1999	1998
Deferred tax assets:
Net operating loss carryforwards	$ 13,761,000	$ 13,953,000
Tax credit carryforwards	777,000	777,000
Litigation accrual	14,000	125,000
Gross deferred income tax assets	14,552,000	14,855,000
Valuation allowance	(14,552,000)	(14,855,000)
Total deferred income tax assets	$-	$-

The Company had unused net operating losses for income tax purposes, expiring in various amounts from 2003 through 2014, of approximately $35,675,000 at December 31, 1999 for carryforward against future years' taxable income. The Company has research and development tax credit carryforwards of approximately $777,000, which expire between 2005 and 2008. However, as a result of the Company's change of control (See Note 10), these NOLs and tax credits will be limited each year under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

The tax benefit of these losses has been offset by a valuation allowance since management cannot determine that it is more likely than not it will be realized. The valuation allowance decreased by $303,000 and increased by $482,000 during the years ended December 31, 1999 and 1998, respectively.

NOTE 8 LITIGATION

As of December 31, 1999, the Company faces several lawsuits, one filed by former vendor, one by former counsel and one from a customer. The Company believes that adequate provision has been made for any judgments that may be awarded against the Company. As of August 17, 2000, none of these lawsuits have been resolved.

NOTE 9 SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended December 31, 1999, the following non-cash activities occurred. On July 31, 1999, American seized all of the Company's property and equipment and inventory whose cost reduced the American note:

Book Value of Property and Equipment	$ 57,547
Cost of Raw Materials Inventory	178,478
Cost of WIP Inventory	160,981
Total Reduction of American Note	$327,00

NOTE 10 SUBSEQUENT EVENTS

On July 10, 2000, the Company changed its name to Vector Holdings Corporation and declared a 100 to I reverse stock split. Effective on July 11, 2000, we resolved to satisfy American’s note which had been sold and assigned to Allen Weintraub and his affiliates on December 27, 1999 (see Note 2 to Notes to Financial Statements) by issuing a total of 4,096,576 restricted common stock to American’s assignee, Allen Weintraub, Scott Curtis and Timothy Owens, and others, in connection with the acquisition of control. As of August 17, 2000, the date of the independent auditors’ report, 914,786 shares had been issued on conversion of the American note and a total of 1,252,666 shares are issued and outstanding.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position	Term
Allen Weintraub	35	President, CEO, Director	One Year (*)
Karl Schumer	32	V-P, Secretary, Director	One Year (*)
(*) Messrs. Weintraub and Schumer have been elected as directors to serve for a term of one year or until their successors shall be elected and shall qualify.

Allen Weintraub has served as our President, CEO and a director, since July 2000. During the past five years, Mr. Weintraub has been engaged in the ownership and operation of a private real estate business, including rental properties and marinas in South Florida. From October 1998 to the present, Mr. Weintraub has also owned and operated a private gourmet-food distribution business.

Karl Schumer, an attorney admitted to practice in the State of Florida, has served as our V-P, Secretary and a director since July 2000. During the past five years, Mr. Schumer has been engaged in the private practice of law with offices in Miami, FL.

Section 16(a) Beneficial Ownership Reporting Compliance.

Name of Officer/Director	Forms Not Filed
Allen Weintraub	Forms 3 and 4
Karl Schumer	Forms 3 and 4

ITEM 10. EXECUTIVE COMPENSATION.
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Allen Weintraub, President, CEO	2000	*	0	0	0	0	0	0
Karl Schumer, V-P and Secretary	2000	$17,500**	0	0	0	0	0	0

* Mr. Weintraub has agreed in principal with the Company that he shall be paid annual compensation of $225,000. The Company has the option to pay the compensation in cash and/or in stock. To date no compensation has been paid nor accrued.

**Mr. Schumer was issued 175,000 shares of restricted Common Stock in consideration for his services as V-P, Secretary and a director, valued at $17,500, based upon the average of the closing bid and asked price of our shares on the date of issuance.

During 1999 and 1998, we paid no executive compensation, because we lacked the cash flow and financial resources.

Messrs. Weintraub and Mr. Schumer joined the Company in July 2000 in connection with the transaction in which Mr. Weintraub and two other persons acquired the American Dream note on December 27, 1999. During the 1999 and 1998 fiscal years neither received any compensation from the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At October __, 2000, there were 1,252,666 shares issued and outstanding, after the July 2000 1 for 100 reverse stock split. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding shares
Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage of Class
Common Stock	Allen Weintraub (a) 120 NE 179th Street, Miami, FL 33179	714,286(a)	57%
Common Stock	Karl Schumer, 9400 South Dadeland Blvd., Suite 600 Miami, FL 44156	175,000	14%
Common Stock	Scott Curtis (b) PO Box 800303, Aventura, FL 33280	100,000	8%
Common Stock	Timothy Owens (b) PO Box 800303, Aventura, FL 33280	100,000	8%
Common Stock	All officers and directors as a group (2 persons)	2,889,286	88.83%

(a) In connection with the acquisition of control of the Company by Allen Weintraub and his affiliates in July 2000, Mr. Weintraub and his affiliates were assigned the American Dream note and option effective December 27, 1999 which was converted into the right to 4,096,576 shares. Through October ___, 2000 Mr. Weintraub was issued 714,786 and Messrs. Curtis and Owens were each issued 100,000 of such shares. A remaining 3,182,290 shares remain to be issued to persons designated, based upon the acquisition of the American Dream note and option.

(b) Mr. Weintraub disclaims any beneficial interest in the 100,000 shares owned by Messrs. Curtis and Owens.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with and following his acquisition of control of the Company on December 27, 1999, Mr. Weintraub caused us in July 2000 to effect a 1 for 100 reverse stock split. Mr. Weintraub was issued 714,286 shares of our common stock with restrictive legend for consideration of the conversion of the American Dream note and Mr. Weintraub’s affiliates, Scott Curtis and Timothy Owens were each issued 100,000 shares. At June 30, 2000 our note payable to American Dream was $748,008. The note was convertible into the right to receive 4,096,576 shares, which is equal to a conversion right of $.18 per share. Messrs. Weintraub, Curtis and Owens acquired the interest of American Dream in the Company, including the note, and effected the cancellation of the American Dream option on December 27, 1999. Mr. Schumer was issued 175,000 shares in consideration for his services as V-P and Secretary of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
EXHIBIT NO.	DESCRIPTION
3.1

Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994, Exhibit 3.1.2 to the Company's registration Statement on Form S-1 (File No. 33-35458)("Form S-1 No. 33-35458"), and Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 ("March 1995 Form 10-Q")

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (File No. 33-20456-LA)("Form S-18")
10.1

Agreed Contract between the Company and Automobili Lamborghini, S.p.A. for Engine Development Program and Engine Purchase Agreement (incorporated by reference to Exhibit 10.01 to the Company's March 1995 Form 10-Q and Exhibit 10.01 to the Company's Amendment No.1 to the March 1995 Form 10-Q on Form 10-Q/A)

10.2

Share Purchase Agreement, including form of option and registration rights agreements, dated December 29, 1995 by and between the Company and V'Power Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 24, 1996)

10.3

Share Purchase Agreement, including form of option and registration rights agreements, dated July 22, 1997 by and between the Company and American Dream International Limited, formerly known as Tradelink International Limited (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated October 14, 1997)

10.4

Option Agreement, dated July 22, 1997 by and between the Company and American Dream International Limited, formerly known as Tradelink International Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated October 14, 1997)

10.5

Shareholder Agreement and Option, dated July 22, 1997 by and among the Company, V'Power Corporation and American Dream International Limited, formerly known as Tradelink International Limited (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated October 14, 1997)

10.6

Registration Rights Agreement, dated July 22, 1997 by and between the Company and American Dream International Limited, formerly known as Tradelink International Limited (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated October 14, 1997)

10.7

Debt Conversion and Preferred Stock Agreement, dated July 22, 1997 by and between the Company and Automobili Lamborghini, S.p.A.(incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated October 14, 1997)

10.8

Debt Conversion and Preferred Stock Agreement, dated July 22, 1997 by and between the Company and Automobili Lamborghini U.S.A., Inc.(incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated October 14, 1997)

10.9

Debt Forgiveness and Technology Agreement, dated July 22, 1997 by and between the Company and V'Power Corporation (incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K dated October 14, 1997)

10.10

Loan and Security Agreement, including form of promissory notes, dated July 22, 1997 by and between the Company and American Dream International Limited, formerly known as Tradelink International Limited (incorporated by reference to Exhibit 8 to the Company's Current Report on Form 8-K dated October 14, 1997)

10.11

Promissory Note in the amount of $2,500,000, dated July 22, 1997 made by the Company to American Dream International Limited, formerly known as Tradelink International Limited (incorporated by reference to Exhibit 9 to the Company's Current Report on Form 8-K dated October 14, 1997)

10.12

Promissory Note in the amount of $1,250,000, dated July 22, 1997 made by the Company to American Dream International Limited, formerly known as Tradelink International Limited (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated October 14, 1997)

10.13	Agreement between American Dream and Messrs. Weintraub, Curtis and Owens dated December 27, 1999
23	Consent to include audit report in Form 10-KSB
27	Financial Data Schedule

(B) REPORTS ON FORM 8-K

In a Form 8-K dated July 21, 1999, reporting under Item 5, Other Events, T. J. Enright and Thomas Hallquest tendered their resignations as President and Chief Financial Officer/Secretary respectively and any other office of the Company effective July 9, 1999. During the period from January 1, 2000 to date, we have not filed any report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR AEROMOTIVE CORPORATION

By: /s/ Allen Weintraub
Allen Weintraub, President, Chief Executive Officer

By: /s/ Karl Schumer
Karl Schumer, Vice-President and Secretary
Miami, FL
Dated: October 26, 2000