Form 10KSB/A
period 1999-12-31
VECTOR HOLDINGS CORP
filed 2000-10-27
CIK 830664

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Until September 11, 1996, our Common Stock was traded on the NASDAQ SmallCap Market under the symbol VHLD. On September 11, 1996 the National Association of Securities Dealers (NASD) delisted our Common Stock from trading on the NASDAQ SmallCap Market. From September 11, 1996 through April 5, 2000 our Common Stock was traded on the over-the-counter market bulletin board (OTC:BB). On April 6, 2000 our Common Stock was delisted from the OTC:BB and limited trading commenced on the "pink sheets". Following the 1 for 100 share recapitalization and the change of our name to Vector Holdings Corporation, the symbol was changed to "VHLD" The following table sets forth the high and low closing bid prices for our Common Stock on the OTC:BB and as of April 6, 2000 on the pink sheets for each calendar quarter for the prior two years and the subsequent interim periods prior to this annual report. Such prices are interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.
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

/s/ Grassano Accounting, P.A.

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
VECTOR HOLDINGS CORPORATION
(FORMERLY VECTOR AEROMOTIVE CORPORATION)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
				Retained
			Additional	Earnings	Total
	Common Stock		Paid In	(Accumulated)	Stockholders'
	# Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 1997	53,639,599	$536,396	$36,786,108	($39,551,391)	($2,228,887)

Adjust par value to $0.001	-	(482,756)	482,756	-	-

Reverse stock split 5 to 1	(42,911,679)	(42,912)	42,912	-	-

Net Loss for 1998	-	-	-	(372,625)	(372,625)

Balance at December 31, 1998	10,727,920	10,728	37,311,776	(39,924,016)	(2,601,512)

Net Income for 1999	-	-	-	497,544	497,544

Balance at December 31, 1999	10,727,920	$10,728	$37,311,776	($39,426,472)	($2,103,968)

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At October 25, 2000, there were 1,252,666 shares issued and outstanding, after the July 2000 1 for 100 reverse stock split. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding shares
Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage of Class
Common Stock	Allen Weintraub (a) 120 NE 179th Street, Miami, FL 33179	714,286(a)	57%
Common Stock	Karl Schumer, 9400 South Dadeland Blvd., Suite 600 Miami, FL 44156	175,000	14%
Common Stock	Scott Curtis (b) PO Box 800303, Aventura, FL 33280	100,000	8%
Common Stock	Timothy Owens (b) PO Box 800303, Aventura, FL 33280	100,000	8%
Common Stock	All officers and directors as a group (2 persons)	1,089,286	88.83%

(a) In connection with the acquisition of control of the Company by Allen Weintraub and his affiliates in July 2000, Mr. Weintraub and his affiliates were assigned the American Dream note and option effective December 27, 1999 which was converted into the right to 4,096,576 shares. Through October 25, 2000 Mr. Weintraub was issued 714,786 and Messrs. Curtis and Owens were each issued 100,000 of such shares. A remaining 3,182,290 shares remain to be issued to persons designated, based upon the acquisition of the American Dream note and option.

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
Dated: October 27, 2000