Form 10QSB
period 2000-03-31
VECTOR HOLDINGS CORP
filed 2000-10-30
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

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
Common Stock, $.01 par value 10,727,920 shares outstanding as of March 31, 2000.
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 10

VECTOR HOLDINGS CORPORATION.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets - December 31, 1999 and March 31, 2000 (Unaudited).

Condensed Statements of Operations - Three months ended March 31, 2000 and 1999 (Unaudited).

Condensed Statements of Cash Flows - Three months ended March 31, 2000 and 1999 (Unaudited).

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

As used in this Quarterly Report,  the terms  "we", "us", "our" and the "Company" mean Vector Holdings Corporation, a Nevada corporation, formerly Vector Automotive Corporation. We changed our name to Vector Holdings Corporation on June 26, 2000 because we were no longer in the automotive business and determined to reflect that we were seeking business opportunities. We are filing this Quarterly Report for the three month period ended March 31, 2000 as one of several Quarterly Reports and an Annual Report that we were required to file under the Securities Exchange Act of 1934 (the "Exchange Act"), but which we failed to file in a timely manner. We are seeking to become current under reporting requirements of the Exchange Act by the filing of this Quarterly Report together with our filing of other past due Quarterly Reports for the periods ended  June 30, 2000 and on or before November 15, 2000 our Quarterly Report for September 30, 2000.

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

Results of Operations

During the three month period ended March 31, 2000 we had no business operations. We also had no revenues during this three month period ended March 31, 1999. We report a net loss of $9,607 ($.001 per share) for the three month period ended March 31, 2000, which is the result of interest expenses in the amount of $19,607 and interest income of $10,000. For the three month period ended March 31, 1999, we had a net loss of $199,286 ($.019 per share). During the three month period ended March 31, 2000, our operating loss was $0, compared to an operating loss of $179,232 the same period of 1999. During the three month period ended March 31, 2000, we had no operating expenses. For the same period of the prior year our total operating expenses were $179,232. The principal components of such expenses during the three month ended March 31, 1999 were general and administrative ($107,661), marketing ($353) and research and development ($71,218).

Liquidity and Capital Resources

At March 31, 2000 and December 31, 1999 we had current assets of $55. Our current assets at March 31, 2000 and December 31, 1999 was comprised principally of Cash and cash equivalents. At March 31, 2000 we had no inventories, receivables or property and equipment. We still reflect indebtedness to Automibili Lamborghini S.p.A., to Automobili Lamborghini U.S.A. and to OPM Management of Florida, Inc. See See Note 3 to Notes to Financial Statements attached to this Report. Also see the disclosure in Item 12, Part III, "Certain Relationships and Related Transactions" contained in our Annual Report on Form 10-KSB for our year ended December 31, 1999 which is filed contemporaneous with the filing of this Quarterly Report on Form 10-QSB. We had no receivables at March 31, 2000 and at December 31, 1999.  Our current liabilities were $391,349 at March 31, 2000 compared to $381,742 at December 31, 1999.

We also had  no new borrowings or other source of fundings of any kind during the period ended March 31, 2000.

Through the quarter ended March 31, 2000 we incurred an accumulated deficit of $39,436,079 which is the same than at December 31, 1999.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

We are filing this Quarterly Report for the three month period ended March 31, 2000. However, as discussed under Part I, Item 2, "General" above, we are also filing our Annual Reports for our years ended December 31, 1999 and 1998 at about the same time as we are filing this Quarterly Report. Our financial statements for the years ended December 31, 1999 and 1998 were audited by Grassano Accounting, P.A., Certified Public Accountants. During the two most recent fiscal years, there was no change in independent accountants. The financial statements for the year ended December 31, 1997 were audited by another accounting firm which we understand resigned or declined to stand for re-election because of unpaid accounting fees. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There was no disagreement with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. Further, the decision to change accountants was recommended by our board of directors, and was the result of our cessation of business operations and change in control.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form S-18, file #33-20456-LA and incorporated herein by reference)
13	The Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997, previously filed and the Annual Reports on Form 10-KSB for the years ended 1999 and 1998 which are filed contemporaneous herewith, which are incorporated herein by reference.
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended March 31, 2000, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR HOLDINGS CORPORATION
By: /s/ Allen Weintraub
Allen Weintraub, President and Director
Dated: October 27, 2000
Miami, FL

VECTOR HOLDINGS CORPORATION FINANCIALS

TABLE OF CONTENTS

VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED BALANCE SHEETS AS OF MARCH 31, 2000 AND DECEMBER 31, 1999 (Unaudited)

	March 31, 2000	December 31, 1999
ASSETS
Current Assets
Cash and cash equivalents	$55	$55
Total current assets	55	55
TOTAL ASSETS	$55	$55

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Interest payable	$215,987	$196,380
Settlement payable	35,000	35,000
Accrued expenses	140,362	150,362
Total current liabilities	391,349	381,742

Long term liabilities
Loans payable to related parties	1,722,281	1,722,281
Total long term liabilities	1,722,281	1,722,281
TOTAL LIABILITIES	2,113,630	2,104,023

Stockholders' equity (deficit)
Common stock, par value $.01 per	10,728	10,728
share, 600,000,000 shares authorized;
issued and outstanding: 10,727,920
at March 30, 2000 and December 31, 1999

Capital in excess of par value	37,311,776	37,311,776
Accumulated deficit	(39,436,079)	(39,426,472)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,113,575)	(2,103,968)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$55	$55

See accompanying notes to unaudited condensed financial statements.
VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS (Unaudited)
	Three Months Ended March 31	Three Months Ended March 31
	2000	1999

Sales	$-	$-
Cost of sales	-	-
Gross profit (loss)	-	-

Costs and expenses
Marketing	-	353
Race program	-	-
Research and development	-	71,218
Quality and Warranty	-	-
General and administrative	-	107,661
Total costs and expenses	-	179,232
Operating profit (loss)	-	(179,232)

Other income (expense)
Other income	10,000	4,628
Interest expense	(19,607)	(24,682)

NET PROFIT (LOSS)	($9,607)	($199,286)
NET PROFIT (LOSS) PER SHARE	($0.001)	($0.019)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,727,920	10,727,920

See accompanying notes to unaudited condensed financial statements.
VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS (Unaudited)
	Three Months Ended March 31, 2000	Three Months Ended March 31, 1999
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net profit (loss)	($9,607)	($199,286)
Adjustments to reconcile net profit activities
Depreciation and amortization	-	8,187
(Increase) decrease in
Inventories	-	(1,992)
Prepaid expenses and other assets	-	(996)
Increase (decrease) in
Interest payable	19,607	24,682
Settlement payable	-	-
Accrued expenses	(10,000)	(11,573)
NET CASH USED IN OPERATING ACTIVITIES	-	(180,978)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable American Dream International	-	180,935
NET CASH FROM (USED IN) FINANCING ACTIVITIES:	-	180,935

NET DECREASE IN CASH AND EQUIVALENTS	-	(43)
CASH AND EQUIVALENTS, BEGINNING PERIOD	55	68
CASH AND EQUIVALENTS, END OF PERIOD	55	25

See accompanying notes to unaudited condensed financial statements.

VECTOR HOLDINGS CORPORATION
(Formerly Vector Aeromotive Corporation)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

2. Inventories
The components of inventory consist of the following:
	March 31, 2000	March 31, 1999
Raw Material	$-	$178,478
Work-in Progress	-	160,981
Finished Goods	-	-
Total	$ -	$339,459

3. Payables to Related Parties
As of March 31, 2000, the Company owed a total of $424,123 to Automobili Lamborghini S.p.A., $568,577 to Automobili Lamborghini U.S.A., and $729,581 to OPM Management of Florida, Inc.