Form 10KSB/A
period 1999-12-31
VECTOR HOLDINGS CORP
filed 2000-11-02
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
No. 2
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-17303

VECTOR HOLDINGS CORPORATION
(Name of small business issuer in its charter)

Nevada	65-1021346
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

120 NE 179th Street, Miami, FL	33179
(Address of Principal Executive Offices)	(Zip Code)

(305) 681-5191
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Act: NONE
(Title of class)

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $.001
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer’s revenues for its most recent fiscal year: none

As of October 25, 2000 there were 1,252,666 shares of the issuer's Common Stock issued and outstanding. The number of shares outstanding reflects the July 2000 reverse stock split of 1 for 100. There is no active trading market in the shares of the Issuer’s common stock at the date of the filing of the Form 10-KSB/A, although the shares are quoted on the pink sheets. The Issuer will seek by filing this report and other reports due under the Securities Exchange Act of 1934 (the "Exchange Act") to become current and reporting under the requirements of the Exchange Act. Affiliates of the Issuer own 914,286 shares of the Issuer’s issued and outstanding common stock and the remaining 338,380 shares are held by non-affiliates.(*)

DOCUMENTS INCORPORATED BY REFERENCE:
There are no documents incorporated by reference in this Annual Report on Form 10-KSB/A except for certain previously filed exhibits identified in Part III, Item 13.
(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BACKGROUND AND REPORTS UNDER EXCHANGE ACT

Vector Holdings Corporation, formerly Vector Aeromotive Corporation, a Nevada corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". We are filing this Annual Report for the year ended December 31, 1999  which contains our audited financial statements for 1999 and 1998, and also contains complete updated disclosure for the period subsequent to the year ended December 31, 1999 under all items other than the financial statements. We are also filing our several Quarterly Reports that we were required to file under the Securities Exchange Act of 1934 (the "Exchange Act"), but which we failed to file in a timely manner. We are seeking to become current under reporting requirements of the Exchange Act by the filing the following Reports: our Annual Report for the year ended December 31, 1999; and our Quarterly Reports for the periods ended March 31, 1999, June 30, 1999, September 30, 1999, March 31, 2000, June 30, 2000 and on or before November 15, 2000 our Quarterly Report for September 30, 2000.

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

As noted above, on December 27, 1999 Allen Weintraub together with Scott Curtis and Timothy Owens acquired for nominal consideration the interests of American Dream in the Company, including American Dream’s rights under an option and rights to convert American Dream’s note inclusive of accrued interest of $968,849 into the rights to receive 4,096,576 shares of Common Stock. This transaction resulted in a change in control of the Company from American Dream to Allen Weintraub. See Item 5, and the discussion under "Recent Sales of Unregistered Securities", Note 10-Subsequent Events in Notes to Financial Statements, and Item 12, "Certain Relationships and Related Transactions".

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

There is presently pending an action in the Circuit Court of the 4th Judicial Circuit, Duval County, FL, Mahoney, Adams & Kreiser, P.A. v. Vector Automotive Corporation, seeking recovery of $35,000 in legal fees. We believe that we have meritorious defenses against the plaintiff but we cannot at this time determine with any certainty whether we will prevail on the merits or whether any judgment against us will have a material adverse effect on us. The amount of damages sought by this defendant is included as a liability on our balance sheet. Reference is made to Note 8 to the Notes to Condensed Financial Statements which are included in the Annual Report on Form 10-KSB/A for the year ended December 31, 1999.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Until September 11, 1996, our Common Stock was traded on the NASDAQ SmallCap Market under the symbol "VCAR". On September 11, 1996 the National Association of Securities Dealers (NASD) delisted our Common Stock from trading on the NASDAQ SmallCap Market. From September 11, 1996 through April 5, 2000 our Common Stock was traded on the over-the-counter market bulletin board (OTC:BB). On April 6, 2000 our Common Stock was delisted from the OTC:BB and limited trading commenced on the "pink sheets". Following the 1 for 100 share recapitalization and the change of our name to Vector Holdings Corporation, the symbol was changed to "VHLD". The following table sets forth the high and low closing bid prices for our Common Stock on the OTC:BB and as of April 6, 2000 the price quoted on the pink sheets for each calendar quarter for the prior two years and the subsequent interim periods prior to this Annual Report. Following the delisting of our shares on April 6, 2000 from the OTC:BB, our shares did not trade actively and we do not believe that there was significant trading activity, if any, in our Common Stock since that date, notwithstanding the fact that our Common Stock has been quoted from time to time on the "pink sheets". As a result, while the table below indicates that our Common Stock was quoted at $4.00 following April 6, 2000, we do not believe that any shares actually traded at such price, there are no market makers currently making a market in our shares and our shares are not being quoted by the National Quotation Bureau or the electronic pink sheets. Also, the prices reflected below for prior periods are interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.
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

(*) On July 11, 2000, we had a 1 for 100 reverse stock split and the price of the shares reflects this share recapitalization. The trading market for our shares of common stock is very inactive and limited and we have not been able to determine whether any shares actually traded at the quoted price of $4.00.

On October 11, 2000, there were approximately 530 holders of record of Common Stock (excluding holders whose securities were held in street or nominee name.

From inception to date, we have not paid a dividend on our Common Stock. We currently have no funds from which to pay dividends and as of December 31, 1999 and 1998 our Total Stockholders’ Deficit was $2,103,968 and $2,601,512, respectively. We do not expect for the foreseeable future that any dividends will be paid. In fact, under Section 78.288 of the Nevada Revised Statutes, no distribution or payment of dividend  may be made if, after giving it effect:  (a) The corporation would not be able to pay its debts as they become due in the usual course of business; or (b) except as otherwise specifically allowed by the articles of incorporation, the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

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

(1) The shares issued to Messrs. Weintraub, Curtis and Owens were issued in connection with the transaction dated December 27, 1999 with American Dream, the conversion of the American Dream note payable plus accrued interest, which was $968,849 at July 11, 2000. The American Dream note was converted into the right to receive a total of 4,096,576 shares of unregistered common stock, or $.2365 per share, based upon the amount of the American Dream that was converted into equity. To date 914,286 shares have been issued with a restrictive legend to Messrs. Weintraub, Curtis and Owens pursuant to Section 4 (2) under the Act. The aggregate value of the 714,286 shares issued to Mr. Weintraub was $168,9291 and the aggregate value of the 100,000 shares issued to each of Messrs. Curtis and Owens was $23,650 each, based upon the amount of the American Dream note converted inclusive of interest. A total of 3,182,290 additional shares may be issued in connection with the conversion of the American Dream note.

(2) The 175,000 shares issued to Karl Schumer were issued as compensation for services provided to us in connection with his serving as an officer and director. The shares were issued with a legend based upon the exemption provided under Section4 (2) of the Act and were valued at $.10 per share. This valuation is not based upon any actual trading market, which did not exist at the date of the transaction and therefore was arbitrarily determined by management.

(3) The shares issued and sold for cash consideration to these private investors were sold in reliance upon the exemption provided under Section 4 (2) of the Act. The cash consideration paid to the Company was not based upon any actual trading market, which did not exist at the date of the transactions and therefore was arbitrarily determined by management. Mr. and Mrs. Premone are the in-laws of Mr. Weintraub and Mr. Weintraub disclaims any beneficial interest in their shares.

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

GENERAL

We are filing this Annual Report for the year ended December 31, 1999 which contains our audited financial statements for 1999 and 1998, and also contains complete updated disclosure for the periods subsequent to the year ended December 31, 1999 under all items other than the financial statements. We are also filing contemporaneous with this Annual Report our several Quarterly Reports that we were required to file under the Securities Exchange Act of 1934 (the "Exchange Act"), but which we failed to file in a timely manner. We are seeking to become current under reporting requirements of the Exchange Act by the filing the following Reports: our Annual Report for the year ended December 31, 1999 with audited financial statements for both 1999 and 1998; and our Quarterly Reports for the periods ended March 31, 1999, June 30, 1999, September 30, 1999, March 31, 2000, June 30, 2000 and on or before November 15, 2000 our Quarterly Report for September 30, 2000.

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

Results of Operations for the years ended December 31, 1999 and 1998

During the year ended December 31, 1999 our continuing business operations ceased and we had no operating revenues. This compares to revenues of $933,202 during the year ended December 31, 1998. We had a net loss of $497,544 (basic net loss of $.05 per share) for the year ended December 31, 1999 which compares to a net loss of $372,625 (basic net loss of $.03 per share) for the year ended December 31, 1998. During the year ended December 31, 1999 we incurred operating expenses of $290,266 substantially all of which were incurred during the first and second quarters of fiscal 1999. We had no operations after the end of the quarter ended June 30, 1999. Our operating expenses for the year ended December 31, 1998 were $789,058, mainly comprised of $670,041 for general and administrative expenses and $70,532 for marketing, during which period we were under the control of and were effectively operated by American Dream.

Liquidity and Capital Resources

At December 31, 1999 and 1998, we had cash and cash equivalents of $55 and $68, respectively. Net cash used in operating activities by us in 1999 and 1998 totaled $271,570 and $540,240, respectively. Our sole financing activities during the fiscal year ended December 31, 1999 and 1998 consisted of proceeds from notes payable from related parties totaling $271,557 and $544,054, respectively. During the year ended December 31, 1999 we were forgiven debt of $853,057 compared to debt forgiveness of $299,329 in the prior year. The principal components of the 1999 debt forgiveness was approximately $525,000 in accounts payable to third party trade creditors and a reduction of approximately $281,000 in legal fees payable, under a settlement agreement. During 1998 $250,000 of the debt forgiveness was represented by potential claims against the Company that were not asserted and have been written off. See Item 7, Financial Statements, and the Notes to Financial Statements

At December 31, 1999, we had an accumulated deficit of $39,426,472. For the year ended December 31, 1999, we had net income of $497,544, that was due almost entirely from other income resulting from the debt forgiveness. The net loss for the year ended December 31, 1998 was $372,625, that was after debt forgiveness of approximately $299,000.

The Company   financed its operations primarily through the private and public sale of equity securities. We did not raise any capital during 1999 or 1998.

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

NOTE 5 - NOTES PAYABLE-LAMBORGRINI

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

NOTE 10 SUBSEQUENT EVENTS

On July 10, 2000, the Company changed its name to Vector Holdings Corporation and declared a 100 to 1 reverse stock split. Effective on July 11, 2000, we resolved to satisfy American’s note which had been sold and assigned to Allen Weintraub and his affiliates on December 27, 1999 (see Note 2 to Notes to Financial Statements) by agreeing to issue a total of 4,096,576 restricted common stock to American’s assignee, Allen Weintraub, Scott Curtis and Timothy Owens, and others, in connection with the acquisition of control. As of August 17, 2000, the date of the independent auditors’ report, 914,786 shares had been issued on conversion of the American note and a total of 1,252,666 shares are issued and outstanding.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

**Mr. Schumer was issued 175,000 shares of restricted Common Stock in consideration for his services as V-P, Secretary and a director, valued at $17,500. The valuation was arbitrarily determined as there was no trading activity and no market maker entering any quotation for the shares at the date of the transaction.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage of Class
Common Stock	Allen Weintraub (a) 120 NE 179th Street, Miami, FL 33179	714,286(a)	57%
Common Stock	Karl Schumer, 9400 South Dadeland Blvd., Suite 600 Miami, FL 44156	175,000	14%
Common Stock	Scott Curtis (b) PO Box 800303, Aventura, FL 33280	100,000	8%
Common Stock	Timothy Owens (b) PO Box 800303, Aventura, FL 33280	100,000	8%
Common Stock	All officers and directors as a group (2 persons)	889,286	71%

(a) In connection with the acquisition of control of the Company by Allen Weintraub and his affiliates in July 2000, Mr. Weintraub and his affiliates were assigned the American Dream note and option effective December 27, 1999 which was converted into the right to receive 4,096,576 shares. Through October 25, 2000 Mr. Weintraub was issued 714,786 and Messrs. Curtis and Owens were each issued 100,000 of such shares. A remaining 3,182,290 shares remain to be issued to persons designated, based upon the acquisition of the American Dream note and option.

(b) Mr. Weintraub disclaims any beneficial interest in the 100,000 shares owned by Messrs. Curtis and Owens.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with and following his acquisition of control of the Company on December 27, 1999, Mr. Weintraub caused us in July 2000 to effect a 1 for 100 reverse stock split. Mr. Weintraub was issued 714,286 shares of our common stock with restrictive legend for consideration of the conversion of the American Dream note and Mr. Weintraub’s affiliates, Scott Curtis and Timothy Owens were each issued 100,000 shares. At July 11, 2000 our note payable to American Dream was $968,849 inclusive of accrued interest. The note was convertible into the right to receive 4,096,576 shares, which is equal to a conversion right of $.2365per share. Messrs. Weintraub, Curtis and Owens acquired the interest of American Dream in the Company, including the note, and effected the cancellation of the American Dream option on December 27, 1999. Mr. Schumer was issued 175,000 shares on July 21, 2000 in consideration for his services as V-P and Secretary of the Company, which shares were valued at $.10 per share. There was no active market, if any, for our shares at the date of this transaction, and our shares were not quoted by the National Quotation Bureau or the electronic pink sheets at such date. As a result, the valuation was arbitrarily determined by management based upon what we reasonably believed was the fair value of our restricted shares at such time.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR AEROMOTIVE CORPORATION

By: /s/ Allen Weintraub
Allen Weintraub, President, Chief Executive Officer

By: /s/ Karl Schumer
Karl Schumer, Vice-President and Secretary
Miami, FL
Dated: October 31, 2000