Form 10QSB
period 2000-06-30
VECTOR HOLDINGS CORP
filed 2000-11-08
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number: 0-17303

Vector Holdings Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	65-1021346
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 NE 179th Street, Miami, Fl	33179
(Address of principal executive offices)	(Zip Code)

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
Common Stock, $.001 par value 10,727,920 shares outstanding as of June 30, 2000.
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 9

VECTOR HOLDINGS CORPORATION.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED BALANCE SHEETS AS OF JUNE 30, 2000 AND DECEMBER 31, 1999 (Unaudited)

	June 30, 2000	December 31, 1999
ASSETS
Current Assets
Cash and cash equivalents	$55	$55
Total current assets	55	55
Total Assets	$55	$55

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Interest payable	$236,303	$196,380
Settlement payable	35,000	35,000
Accrued expenses	135,362	150,362
Total current liabilities	406,665	381,742

Long term liabilities
Loans payable to related parties	1,740,708	1,722,281
Total long term liabilities	1,740,708	1,722,281
TOTAL LIABILITIES	2,147,373	2,104,023

Stockholders' equity (deficit)
Common stock, par value $.001 per	10,728	10,728
share, 600,000,000 shares authorized;
issued and outstanding: 10,727,920
at June 30, 2000 and at December 31, 1999

Capital in excess of par value	37,311,776	37,311,776
Accumulated deficit	(39,469,821)	(39,426,472)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,147,318)	(2,103,968)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$55	$55

See accompanying notes to unaudited condensed financial statements.

VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Sales	$ -	$-	$ -	$-
Cost of sales	-	-	-	-
Gross profit (loss)	-	-	-	-

Costs and expenses
Marketing	-	-	-	353
Research and development	-	983	-	72,201
General and administrative	18,427	107,767	18,427	215,428
Total costs and expenses	18,427	108,750	18,427	287,982

Operating profit (loss)	(18,427)	(108,750)	(18,427)	(287,982)

Other income (expense)
Other income	5,000	7,517	15,000	12,145
Interest expense	(20,316)	(21,916)	(39,923)	(46,598)

Net profit (loss)	$(33,743)	$(123,149)	$(43,350)	$(322,435)
Net profit (loss) per share	$(0.003)	$(0.011)	$(0.004)	$(0.03)
Weighted average common shares outstanding	10,727,920	10,727,920	10,727,920	10,727,920

See accompanying notes to unaudited condensed financial statements.

VECTOR HOLDINGS CORPORATION (Formerly Vector Aeromotive Corporation) CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS (Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2000	June 30, 1999
Cash flows used in operating activities:
Net profit (loss)	$(43,350)	$(322,435)
Adjustments to reconcile net profit activities
Depreciation and amortization	-	16,374
(Increase) decrease in
Accounts receivable	-	-
Inventories	-	(1,992)
Prepaid expenses and other assets	-	1,382
Other receivables	-	34,232
Increase (decrease) in
Interest payable	39,923	46,598
Settlement payable	-	-
Accrued expenses	(15,000)	(45,590)
Net cash used in operating activities	(18,427)	(271,431)

Cash flows used in investing activities
Acquisition of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Loan payable American Dream International	18,427	271,560
Net cash from financing activities	18,427	271,560

Net increase (decrease) in cash and cash equivalents	-	129
Cash and cash equivalents, beginning of period	55	68
Cash and cash equivalents, end of period	55	197

See accompanying notes to unaudited condensed financial statements.
VECTOR HOLDINGS CORPORATION
(Formerly Vector Aeromotive Corporation)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

2. Inventories

The components of inventory consist of the following:

	June 30, 2000	June 30, 1999
Raw Material	$-	$178,478
Work-in Progress	-	160,981
Finished Goods	-	-
Total	$-	$339,459

3. Payables to Related Parties

As of June 30, 2000, the Company owed a total of $424,123 to Automobili Lamborghini S.p.A., $568,577 to Automobili Lamborghini U.S.A., and $729,581 plus accrued interest of $236,050 to OPM Management of Florida, Inc. During the three months ending June 30, 2000, OPM also advanced the Company $18,427, which accrued interest of $253.

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

As used in this Quarterly Report,  the terms  "we", "us", "our" and the "Company" mean Vector Holdings Corporation, a Nevada corporation, formerly Vector Automotive Corporation. We changed our name to Vector Holdings Corporation on June 26, 2000 because we were no longer in the automotive business and determined to reflect that we were seeking business opportunities. We are filing this Quarterly Report for the six month period ended June 30, 2000 as part of several Quarterly Reports and an Annual Report that we were required to file under the Securities Exchange Act of 1934 (the "Exchange Act"), but which we failed to file in a timely manner. We are seeking to become current under reporting requirements of the Exchange Act by the filing of this Quarterly Report for the period ended June 30, 2000 together with the filing of our last past due Quarterly Report for the period ended September 30, 2000 on or before November 15, 2000.

We are disclosing in this Quarterly Report for the period ended June 30, 2000 that since the end of our fiscal year ended December 31, 1998, and since that date, we have generated no revenues from our business operations. During the quarter ended June 30, 2000, we had no operating revenues. As a result of the cessation of our business operations, as of the date of our filing of this Quarterly Report and the other reports due under the Exchange Act, we are in the process of exploring potential new business opportunities. There can be no assurance that we will be successful in finding any new business opportunities or conclude any transaction that will enable us to become an operating business.

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

Results of Operations

During the three month and six month periods ended June 30, 2000 we had no operating revenues. We had also no revenues during the same three and six month periods of the prior year. We had a net losses of $33,743 ($.003 per share) and $43,350 ($.004 per share) for the three and six month periods June 30, 2000, which compares to a net losses of $123,149  ($.011 per share) and $322,435 ($.03) for the three and six month periods ended June 30, 1999. During the three and six month periods ended June 30, 2000 we continued to incur $18,427 of general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2000 and December 31, 1999 we had current assets of $55, consisting entirely of cash and cash equivalents. Our current liabilities were $406,665 at June 30, 2000 compared to $381,742 at December 31, 1999. Our long-term liabilities at June 30, 2000 were $2,147,373 compared to $2,104,023 at December 31, 1999, which.consisted entirely of loans payable  to related parties.  See Note 3 to Notes to Financial Statements.

Because we had no operations during the three and six month periods ended June 30, 2000, we had  no significant changes in our balance sheet from December 31, 1999 to June 30, 2000. Our financing activities during the three months ended June 30, 2000 consisted of advances to the Company in the amount of $18,427.

Through the quarter ended June 30, 2000 we incurred an accumulated deficit of $39,469,822, an insignificant increase from $39,426,472 at December 31, 1999.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

We are filing this Quarterly Report for the three month period ended June 30, 2000. However, as discussed under Part I, Item 2, "General" above, we are also filing our Annual Reports for our years ended December 31, 1999 and 1998 at about the same time as we are filing this Quarterly Report. Our financial statements for the years ended December 31, 1999 and 1998 were audited by Grassano Accounting, P.A., Certified Public Accountants. During the two most recent fiscal years, there was no change in independent accountants. The financial statements for the year ended December 31, 1997 were audited by another accounting firm which we understand resigned or declined to stand for re-election because of unpaid accounting fees. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There was no disagreement with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. Further, the decision to change accountants was recommended by our board of directors, and was the result of our cessation of business operations and change in control.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Annual Report Form 10-K for 1994 and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form S-18, file#33-20456-LA and incorporated herein by reference)
13	The Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999 and 1998, which are incorporated herein by reference.
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended June 30, 2000, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR HOLDINGS CORPORATION
By: /s/ Allen Weintraub
Allen Weintraub, President and Director
Dated: November 5, 2000
Miami, Fl