Form 10QSB
period 2000-09-30
VECTOR HOLDINGS CORP
filed 2000-11-15
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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
Common Stock, $.001 par value 1,252,666 shares outstanding as of September 30, 2000.
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

As used in this Quarterly Report,  the terms  "we", "us", "our" and the "Company" mean Vector Holdings Corporation, a Nevada corporation, formerly Vector Automotive Corporation. We changed our name to Vector Holdings Corporation on June 26, 2000 because we were no longer in the automotive business and determined to reflect that we were seeking business opportunities. We are filing this Quarterly Report for the nine month period ended September 30, 2000 as one of the several Quarterly Reports and an Annual Report for the year ended December 31, 1999 that we were required to file under the Securities Exchange Act of 1934 (the "Exchange Act"), by which we are seeking to become current under the reporting requirements of the Exchange Act.

We are disclosing in this Quarterly Report and our other Exchange Act reports that following the end of our fiscal year ended December 31, 1998 we have generated no revenues from any business operations. By the third quarter of 1999 we had completely ceased our business operations. We are in the process of exploring potential new business opportunities. There can be no assurance that we will be successful in finding any new business opportunities or conclude any transaction that will enable us to become an operating business.

Please read this Quarterly Report together with our other Quarterly Reports and our Annual Report referenced above. In connection with and following the termination of our prior automotive business, we changed our name, our business address, had a share recapitalization, a change in control and ceased our business operations. The change in control was in connection with an agreement dated December 27, 1999 between American Dream International Limited and Allen Weintraub and certain affiliates following which we had a 1 for 100 reverse stock split.

Results of Operations

During the three and nine month periods ended September 30, 2000 we had no business operations and had no revenues.  We did not generate any revenues during the same three and nine month periods of the prior year. While we report  a net profit of $845,342 ($7.88 per share) for the three month period September 30, 1999, this net profit was exclusively as the result of the forgiveness of debt by unaffiliated third party vendors in the amount of $853,057. During the three month period ended September 30, 2000, we had a net loss of $43,961.  For the nine month period ended September 30, 1999, we had net income of $522,907 ($4.87 per share) which includes the above referenced forgiveness of debt of $853,057. For the nine month periods ended September 30, 2000, we had net losses of $87,311 ($.278 per share).  During the three and nine month periods ended September 30, 2000, our operating losses were $48,933 and $67,360, compared to operating losses of $2,283 and $290,265 for the same periods of 1999. During the three and nine month period ended September 30, 2000, our expenses were due to general and administrative ($48,933 and $67,360 respectively).  For the same periods of the prior year our total expenses were $2,283 and $290,265 respectively. The principal components of such expenses during such three and nine month periods were general and administrative ($2,283 and $217,711 respectively). In addition to the $217,711 for administrative expenses for the nine months ended September 30, 1999, we occurred marketing expenses of $353 and research and development expenses of 72,201.

Liquidity and Capital Resources

At September 30, 2000 we had current assets of $3,635, compared to current assets of $55 at December 31, 1999. Our current assets at September 30, 2000 and December 31, 1999 were cash and cash equivalents. At September 30, 2000 we had non-current assets of $59,720 which included $48,520 due to related parties, $4,200 in office equipment and a rent deposit of $7,000. The interest payable at September 30, 2000 and December 31, 1999 were $23,039 and $196,380 respectively and relates to the long-term note payable to OPM Management of Florida, Inc., which entity is controlled by Allen Weintraub,  Scott Curtis and Timothy Owens, our principal shareholders. The interest payable is applicable to the acquisition of control of the Company by Mr. Weintraub and his affiliates in December 1999 and their succeeding to the rights of American Dream International Limited, including the Company's note payable to American Dream. The decrease in interest payable on the American Dream note from $236,303 at the beginning of the third quarter to $23,039 at September 30, 2000 is due to the conversion of $216,229 in accrued interest into 914,286 shares of common stock of the Company.   Messrs. Weintraub, Curtis and Owens have the right to be issued an additional 3,182,290 shares upon the conversion of the remaining interest and principal on this note. See Note 2 to Notes to Condensed Financial Statements attached to this Report. Also see the disclosure in Item 12, Part III, "Certain Relationships and Related Transactions" contained in our Annual Report on Form 10-KSB/A for our year ended December 31, 1999. Our current liabilities were $183,401 at September 30, 2000 compared to $381,742 at December 31, 1999. This reduction is mainly due to the debt conversion which occurred during this quarter, as reflected above.

Our financing activities during the three months period ended September 30, 2000 consisted of the issuance of 231,100 shares of restricted stock based upon the exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended (the "Act"). A total of 56,100 shares were issued for cash consideration of $28,100 and 175,000 shares were issued in consideration for legal services based upon a value of $.10 per share or $17,500. This valuation is not based upon any actual trading market in our common stock, as no trading market existed at the date of the transaction, and therefor was arbitrarily by the management of the Company. Reference is made to Item 5, Part II, "Market for Registrant's Common Equity and Related Stockholder Matters" contained in our Annual Report for the year ended December 31, 1999 on Form 10-KSB/A.

Through the quarter ended September 30, 2000 we incurred an accumulated deficit of $39,513,783 an insignificant increase from $39,426,472 at December 31, 1999. As a result of the change in control and the change in the nature of our business, we do do not believe that we will have an ability to utilize net operating loss carry forwards, if any.

We have not identified any source of continued funding and have no ongoing operations. There can be no assurance that we will be able to fund any continuing expenses until we find and negotiate a new business opportunity, if ever.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 8 to the Notes to Condensed Financial Statements which are included in our Annual Report on Form 10-KSB/A for the year ended December 31, 1999 which was filed with the Securities and Exchange Commission on November 2, 2000. There is presently pending an action in the Circuit Court of the 4th Judicial Circuit, Duval County, FL, Mahoney, Adams & Kreiser, P.A. v. Vector Automotive Corporation, seeking recovery of $35,000 in legal fees. We believe that we have meritorious defenses against the plaintiff but we cannot at this time determine with any certainty whether we will prevail on the merits or whether any judgment against us will have a material adverse effect on us. We have reserved as settlement payable the amount of $35,000 as a liability on our balance sheet. We were also party to an arbitration, Dwight Yarde v. Vector Automotive, before the 13th Judicial Circuit, Hillsborough County, FL. While we lost the arbitration and were ordered to pay Yardes' out-of-pocket expenses of approximately $76,000, a condition to such payment was the obligation of Yardes to return to us the Vector automobile. We understand that Yardes has sold the vehicle to a third party and as a result, we believe we have no further obligation to Yardes on this matter. In TNA Custom Auto Trim, Inc. v. Vector Automotive Corporation, a matter pending in the 4th Judicial Circuit, Duval County, FL, we are alleged to have breached a contract to provide plaintiff with interior design work to Vector automobiles. We have engaged counsel to defend this action, and settlement discussions have commenced. We do not believe that the action has merit. However, the outcome of this action cannot be determined at this time and it is possible that an adverse judgment could have a material adverse effect upon us.

Item 2. Changes in Security

The following information is given with regard to unregistered securities sold by the Company during the past three years, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. Each of the following transactions was subsequent to the 1 for 100 reverse stock split in July 2000.
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

(2) The 175,000 shares issued to Karl Schumer were issued as compensation for services provided to us in connection with his serving as an officer and director. The shares were issued with a legend based upon the exemption provided under Section 4 (2) of the Act and were valued at $.10 per share. This valuation is not based upon any actual trading market, which did not exist at the date of the transaction and therefore was arbitrarily determined by management.

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

Item 3. Default Upon Senior Securities

We were in default on notes payable to American Dream International Limited and Lamborghini S.p.A. and Lamborghini U.S.A. in connection with a July 27, 1997 restructuring agreement. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 1997 and the exhibits included as part of that filing for the terms and conditions of the restructuring agreement and the obligations of the Company. The note payable to American Dream was assigned to Allen Weintraub, Scott Curtis and Timothy Owens in connection with their acquisition of control of the Company in December 1999.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

We are filing this Quarterly Report for the three month period ended September 30, 2000. However, as discussed under Part I, Item 2, "General" above, we have also filed our Annual Report for our year ended December 31, 1999, which contained audited financial statements for the years ended December 31, 1999 and 1998.  Our financial statements for the years ended December 31, 1999 and 1998 were audited by Grassano Accounting, P.A., Certified Public Accountants. During the two most recent fiscal years, there was no change in independent accountants. The financial statements for the year ended December 31, 1997 were audited by another accounting firm which we understand resigned or declined to stand for re-election because of unpaid accounting fees. There was no adverse opinion, disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There was no disagreement with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure which would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. Further, the decision to change accountants was recommended by our board of directors, and was the result of our cessation of business operations and change in control.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form S-18, file #33-20456-LA and incorporated herein by reference)
13	The Registrant's Annual Report on Form 10-KSB/A for the year ended 1999 which is incorporated herein by reference.
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended September 30, 2000, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR HOLDINGS CORPORATION
By: /s/ Allen Weintraub
Allen Weintraub, President and Director
Dated: November 10, 2000
Miami, FL

VECTOR HOLDINGS CORPORATION FINANCIALS

TABLE OF CONTENTS
Page
CONDENSED BALANCE SHEET-DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 (Unaudited)	7
CONDENSED STATEMENT OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)	8
CONDENSED STATEMENT OF CASH FLOWS-THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)	9
NOTES TO FINANCIAL STATEMENTS	10

VECTOR HOLDINGS CORPORATION CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (Unaudited)

	September 30, 2000	December 31, 1999
ASSETS
Current Assets
Cash and cash equivalents	$3,635	$55
Total current assets	3,635	55

Other Assets
Due from related parties	48,520	-
Office equipment	4,200	-
Rent deposit	7,000	-
Total other assets	59,720	-
TOTAL ASSETS	$63,355	$55

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Interest payable	$23,039	$196,380
Settlement payable	35,000	35,000
Accrued expenses	125,362	150,362
Total current liabilities	183,401	381,742

Long term liabilities
Loans payable to related parties	1,809,504	1,722,281
Total long term liabilities	1,809,504	1,722,281
TOTAL LIABILITIES	1,992,905	2,104,023

Stockholders' equity (deficit)
Common stock, par value $.001 per	1,253	107
share, 600,000,000 shares authorized;
issued and outstanding: 1,252,666
at September 30, 2000 and 107,280 at December 31, 1999
Capital in excess of par value	37,583,080	37,322,397
Accumulated deficit	(39,513,783)	(39,426,472)
Less Stock Subscription	(100)	-
Total stockholders' equity (deficit)	(1,929,550)	(2,103,968)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$63,355	$55
See accompanying notes to unaudited condensed financial statements.

VECTOR HOLDINGS CORPORATION CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit (loss)	-	-	-	-

Costs and expenses
Marketing	-	-	-	353
Race program	-		-	-
Research and development	-	-	-	72,201
Quality and Warranty	-	-	-	-
General and administrative	48,933	2,283	67,360	217,711
Total costs and expenses	48,933	2,283	67,360	290,265
Operating profit (loss)	(48,933)	(2,283)	(67,360)	(290,265)

Other income (expense)
Forgiveness of debt	-	853,057	-	853,057
Other income	10,000	12,686	25,000	24,831
Interest expense	(5,028)	(18,118)	(44,951)	(64,716)

NET PROFIT (LOSS)	$(43,961)	$845,342	$(87,311)	$522,907
NET PROFIT (LOSS) PER SHARE	($0.042)	$7.88	($0.278)	$4.87
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,053,394	107,280	313,639	107,280
See accompanying notes to unaudited condensed financial statements.

VECTOR HOLDINGS CORPORATION CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS (Unaudited)
	Nine Months Ended September 30, 2000	Nine Months Ended September 30, 1999
Cash flows from (used in) operating activities:
Net profit (loss)	$(87,311)	$522,907
Adjustments to reconcile net profit activities
Depreciation and amortization	-	16,374
(Increase) decrease in
Due to related parties	(48,520)	-
Inventories	-	337,467
Prepaid expenses and other assets	(7,000)	3,232
Other receivables	-	34,232
Increase (decrease) in
Accounts payable	-	(525,508)
Interest payable	42,888	64,716
Settlement payable	-	(281,231)
Accrued expenses	(25,000)	(79,301)
Customer deposits	-	(25,000)
NET CASH FROM (USED IN) OPERATING ACTIVITIES	(124,943)	67,888

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Disposal (Acquisition) of property and equipment	(4,200)	57,546
NET CASH FROM (USED IN) INVESTING ACTIVITIES	(4,200)	57,546

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from sale of common stock	45,500	-
Loan payable American Dream International	87,223	(125,447)
NET CASH USED IN FINANCING ACTIVITIES	132,723	(125,447)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,580	(13)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	55	68
CASH AND EQUIVALENTS, END OF PERIOD	3,635	55
See accompanying notes to unaudited condensed financial statements.

VECTOR HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying financial statements retroactively reflect the 1 for 100 reverse stock split which occurred in July 2000.

2. Non - Cash Transactions

On July 11, 2000, the Company converted $216,229 of the interest payable accrued on the $729,581 note payable due to OPM Management of Florida, Inc., which is controlled by the Company's principal shareholders  (the old American Dream International  Ltd. note) into 914,286 shares of restricted common stock issued to representatives of OPM. On July 21, 2000 the Company issued 175,000 shares of restricted common stock to Karl Schumer, vice-president, secretary and a director, in consideration for legal services valued at $17,500.

3. Related Parties

As of September 30, 2000, the Company advanced $48,520 to a corporation which is solely owned by the Company’s majority stockholder. As of September 30, 2000, the Company owed a total of $424,123 to Automobili Lamborghini S.p.A., $568,577 to Automobili Lamborghini U.S.A., and $729,581 plus accrued interest of $23,039 to OPM Management of Florida, Inc. During the nine months ending September 30, 2000, OPM also advanced the Company a net amount of $87,223.