Form 10KSB
period 2000-12-31
VECTOR HOLDINGS CORP
filed 2001-03-30
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer’s revenues for its most recent fiscal year: none

As of March 16, 2001 there were 3,252,666 shares of the issuer's Common Stock issued and outstanding. The number of shares outstanding reflects the July 2000 reverse stock split of 1 for 100. There is no active trading market in the shares of the Issuer’s common stock at the date of the filing of the Form 10-KSB, although the shares are quoted on the pink sheets. The Issuer will seek by filing this report under the Securities Exchange Act of 1934 (the "Exchange Act") to become current in its reporting requirements under the Exchange Act. Affiliates of the Issuer own 4,889,286 shares of the Issuer’s issued and outstanding common stock and the remaining 363,380 shares are held by non-affiliates.(*)

DOCUMENTS INCORPORATED BY REFERENCE:
There are documents incorporated by reference in this Annual Report on Form 10-KSB, which are identified in Part III, Item 13.
(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background and Exchange Act Reports

Vector Holdings Corporation,  a Nevada corporation, is sometimes referred to herein as "we", "us", "our" and the "Company". The Company was formerly known as formerly Vector Aeromotive Corporation. However, the business of Vector Aeromotive was discontinued and reference to the Company or "we", "us" and "our" does not include the business or operations of Vector Aeromotive. This Annual Report for the year ended December 31, 2000  contains the audited financial statements for 2000 and 1999 of Vector on a historical basis for such periods.

It should be noted that subsequent to our year ended December 31, 2000, we entered into an agreement to merge with Bestfoodonline.com, Inc.("Bestfood") effective in January 2001, as reported in our Form 8-K filed on January 18, 2001. As a result, the discussion under Part I, Item 1, "Description of Business" and Item 2, "Description of Property" contains disclosure regarding the business of Bestfood, which is a subsequent event following our year ended December 31, 2000. We state in each item of this Annual Report whether the disclosure relates to the Company, Bestfood or both entities.

We are are also including as an exhibit pro forma financial statements to reflect the merger. We are also filing at or about the date of filing of this Annual Report for our year ended December 31, 2000, our Form 8-K/A which will include the audited financial statements of Bestfood for the years ended December 31, 2000 and 1999 as required under Section 210.3-05 of Regulation S-X. Our first quarter Form 10-QSB, to be filed on or about May 15, 2001, will contain consolidated financial statements for the Company and Bestfood.

Prior to the year ended December 31, 2000, we filed Quarterly Reports and Annual Report that we were required to file under the Securities Exchange Act of 1934 (the "Exchange Act"), but which we failed to file in a timely manner for the purpose of our again becoming current under reporting requirements of the Exchange Act. We filed the following Exchange Act Reports: our Annual Report for the year ended December 31, 1999; and our Quarterly Reports for the periods ended March 31, 1999, June 30, 1999, September 30, 1999, March 31, 2000, June 30, 2000 and September 30, 2000.

Discontinued Operations

We were incorporated in September 1987 under the laws of Nevada for the purpose of acquiring substantially all of the assets of Vector Car, a partnership that was the predecessor of Vector Aeromotive. Vector Car had been a development stage company from its formation in 1978 through the complete cessation of our automotive business during 1999. During this period, Vector Aeromotive had been primarily engaged in the design, manufacture and assembly of exotic sports cars known under the Vector trade name. Reference is made to the Annual Report for the year ended December 31, 1999 for disclosure regarding the discontinued operations.  As the result of our failed automotive business, we had an accumulated deficit through December 31, 1999 of $39,426,472.

Change of Control

In connection with the acquisition on December 27, 1999 by Allen Weintraub and his affiliates, Scott Curtis and Timothy Owens, of control of the Company for nominal consideration, Allen Weintraub became our president, a director and the control shareholder. Following the change of control,  the Company's shares were subject to a 1 for 100 reverse share recapitalization. See  Part II, Item 5, "Market for Common Equity and Related Stockholder Matters-Recent Sales of Unregistered Securities", Part III, Item 12, "Certain Relationships and Related Transactions" and the discussion under the Notes to Financial Statements.

Recent Merger with Bestfoodonline.com

Pursuant to an Agreement and Plan of Share Exchange dated January 3, 2001 (the "Merger Agreement") between Bestfoodonline.com Inc., a Florida corporation and the Company, Bestfoodonline.com Inc., ("Bestfood") was acquired in a share exchange by the Company (the "Merger"). Reference is made to the Company's Form 8-K Report filed on January 18, 2001, which incorporated by reference. The Merger Agreement was adopted by the unanimous consent of the Board of Directors of the Company, Bestfood and approved by the sole shareholder of Bestfood, Allen Weintraub. This Annual Report for our year ended December 31, 2000,  includes the unaudited combined financial statements reflecting the acquisition by the Company of Bestfood, with  the pro forma condensed balance sheet which assumes the merger took place on January 1, 2000 and combines the December 31, 2000 balance sheet of the Company with the December 31, 2000 balance sheet of Bestfood. The unaudited pro forma condensed combined financial statements are included as exhibit 99.1 to this Form 10-KSB. We are also filing our Form 8-K/A containing the audited financial statements of Bestfood for its years ended December 31, 2000 and 1999. As we noted above, we will file in our first quarter Form 10-QSB the consolidated financial statements for the Company and Bestfood.

Prior to the Merger, the Company had 3,252,666 shares of common stock, par value $.001 (the "Shares") issued and outstanding, which includes 2,000,000 Shares issued to Mr. Weintraub as partial consideration under the Merger Agreement prior to its execution. Pursuant to the Merger Agreement, the Company shall issue a total of 4,000,000 Shares, which includes the 2,000,000 Shares previously issued and 2,000,000 to be issued, in exchange for all of the issued and outstanding common stock of Bestfood, and at that time the Company shall have a total of 5,252,666 Shares outstanding.

As a result of the Merger, the former sole shareholder of Bestfood, Allen Weintraub, owns 83.4% of the issued and outstanding Shares of the Company.

At the time of the Merger and during the entire 2000 fiscal year,  the Company had no operations and no revenues.

The consideration represented by the 4,000,000 Shares issued in exchange for the acquisition of 40,000,000 Bestfood shares, representing all of the issued and outstanding common stock of Bestfood pursuant to the Merger Agreement, was negotiated between the Company and Bestfood, both under common control of Allen Weintraub. Prior to the Agreement, Allen Weintraub was the chief executive officer control shareholder and a director of the Company and of Bestfood, owning 100% of the issued and outstanding Bestfood shares of common stock. As a result, the negotiations between Company and Bestfood cannot be considered to be "arm’s-length". However, Mr. Weintraub did evaluate the merits and risks associated with Bestfood in evaluating Bestfood as a desirable acquisition candidate for Company. In entering into the Merger Agreement, the Company used management discretion and what it believed is reasonable judgment. In addition, the Company used criteria such as value of the assets of the Company, Company’s lack of any business operations and value of the assets of Bestfood, the business operations of Bestfood, the business potential of Bestfood, and the benefit to the Company of such Share Exchange with a growing operating entity. The Company determined that the consideration for the share exchange was reasonable. The Company intends to continue the business operations conducted by Bestfood as described below.

Business of Bestfood

Bestfoodonline.com, Inc. ("Bestfood"), a Florida corporation, was founded in January 2000 as an online food store, marketing high quality specialty food. In July 2000, Bestfood acquired the assets including the clients/customer base of Distinguished Specialty Foods, Inc., a Florida corporation ("Distinguished"), which was formed in October 1998 to engage in the business of wholesale distribution of a wide variety of specialty food products principally to the hospitality industry. The hospitality industry includes, airlines, hotels, restaurants and resorts. The present business of the Company is the wholesale distribution of specialty food products. We also distribute our products on a wholesale basis to certain supermarkets. Bestfood is headquartered at 120 NE 179th Street, Miami, FL and is a full-service wholesale food distributor. In addition, we have also commenced operations of a web site for the sale and distribution of specialty food products over the Internet. See "Internet Distribution" below.The description of the business of Bestfood includes the operations acquired in the transaction with Distinguished.

Bestfood believes that it is one of the growing regional wholesale food distributors in South Florida with distribution throughout the South Florida market to the Florida Keys, and to island resorts in the Bahamas and Caribbean. Bestfood supplies a wide selection of food products and our product list includes specialty food products such as caviar, foie gras, exotic meats, wild mushrooms and truffle products, imported spices, imported pastas and cheeses, imported olives and olive oils, imported chocolates and other specialty food products including Asian, Indian and Jamaican ethnic specialties. We deliver to more than 500 business customers principally in the hospitality industry. Bestfood offers its customers a dependable supply and prompt delivery of over 950 specialty food items at competitive prices. While a vast majority of our sales are to wholesale customers we are beginning to commence direct retail sales through our web site, www.Bestfoodonline.com offering our full line of products.

Our management has pursued a strategy of increasing profitability by increasing sales to existing customers and attracting new customers. In addition, we have focused on cost control and on the logistics and distribution areas of our business, with the objective of enhancing profitability while offering lower prices and better service to wholesale and retail customers. See the discussion under  "Business Strategy" below.

Over the last two-year period, we have also increased our efficiency in product purchasing and pricing and in our logistics and distribution functions. Also see the discussion under  "Purchasing" and "Product Pricing" below.

Internet Distribution

We believe a competitive advantage as a wholesale food distributor is our ability to provide an integrated, comprehensive food distribution service addressing the needs of our primary customer base in the hospitality industry and also service other wholesale companies with food departments. In November 2000, we started to use our web site with the domain name, www.bestfoodonline.com to service our existing wholesale customers and to attract new wholesale and retail customers through our new online shopping and order system. We expect that our new online presence, which currently accounts for only a limited portion of our revenues, will open an additional valuable new sales channel to our present wholesale food distribution business and gives us a nation-wide online presents designed to offer superior shopping and order services to present and future customers. In fact, several of our wholesale customers in the Florida Keys and certain resort islands have taken advantage of the efficiencies of ordering online through our web site. See the disclosure under "Risk Factors" below.

For our online customers, we provide a user-friendly, highly functional virtual wholesale market with personalized shopping, delivery and customer services. Using our web site, our online customers will be able to increasingly enjoy a more productive specialty food shopping experience. Users of our web site can choose among a variety of shopping methods, access up-to-date product and pricing information. Our objective is to substantially expand our online business activities and our online growth strategy includes the following:

Building a Bestfoodonline.com Brand Identity and Awareness

We intend to build brand identity through the functionality, quality, convenience and value of the online services we offer. We also intend to aggressively market our services through promotions and advertising, as a means to further establish brand-name recognition. We currently advertise in magazines and through the use of billboards located on Highway 95 in Miami, Florida.

Provide a Superior Shopping and Order Experience

We are committed to providing our online users with a superior experience in all aspects of our services. Our shopping cart solution provides users with user-friendly, highly functional and cost-effective shopping tools, convenient delivery service options and a host of customer support and services designed to ensure our customers satisfaction.

Expand Into New Geographic Markets and Further Penetrate Existing Markets

We plan to increase revenues and realize economies of scale by aggressively expanding into new metropolitan markets and increasing penetration in our existing markets. We believe that we can achieve competitive cost advantages in our target markets through the combination of warehouse facilities and our growing online presence. As of December 31, 2000, we had approximately 20,000 visits on our web site which was launched in November 2000. We expect to have increasing visits to our user friendly web site. We have averaged on a monthly basis approximately 25,000 visits to our web site during the first quarter of 2001.

Business Strategy

Bestfood's primary business objective is to pursue growth opportunities that increase profitability and attract new customers while continuing to focus on cost control and on the logistics and distribution aspects of our business. This strategy is intended to enhance profitability while permitting us to offer competitive prices and better service to our customers. In addition, Bestfood intends to increase its sales generated from its online business operation, which complement our existing wholesale direct order food distribution operations. See "Recent Developments" above.

We are pursuing Bestfood’s goals of increasing our customer base and attracting new customers by:

(i) providing products to our customers at very competitive prices,
(ii) assisting our wholesale customers in being able to quickly adapt to changes in consumer preferences and changes in the marketplace, and

(iii) offering our business customer a wide variety of support services typical of those offered by large food distributor chains to their customers. See the discussions under "Product Pricing" and "Purchasing" below. We provide our wholesale customers with the competitive advantages associated with large purchasing power and extensive support services similar to those of far larger wholesale food distributors, while providing each customer retains our regional focus and flexibility to respond to local demographics and market conditions.

Consolidation trends in the food distribution industry may present opportunities for strategic acquisitions by Bestfood. While we have no acquisitions planned at the present, our criteria for strategic acquisitions will be to pursue well-run, established wholesale food distributor operations with modern facilities and capacity to accommodate growth, that complement our existing operations, and that are able to achieve an appropriate return on our investment. Bestfood will also commit capital resources as appropriate to increase the efficiency and productivity of our distribution and logistics operations.

Purchasing

Our business strategy involves assisting our wholesale food customers in quickly adapting to changes in consumer preferences and changes in the marketplace so they remain competitive. We continually change and expand our product lines to enhance our product offerings to meet changing consumer demands.

Bestfood purchases specialty food products for resale to wholesale customers from approximately 10-12 importers and other suppliers in the United States. Therefore, we do not require any import licenses and we are not dependent on any single supplier to meet customers’ demands. We believe that our size enables us to purchase products at competitive prices. We monitor available pricing of our specialty food products on a continuous basis and use our buying power to secure products at the best terms available. See "Product Pricing."

We time our purchases of specialty food products from our suppliers, to the extend consistent with our growing demand, when prices are advantageous. In particular, we purchase sufficient quantities of certain staple items when offered at a discount, if justified, after giving effect to carrying costs. We utilize our working capital, loans from related parties and short term credit from suppliers to cover our inventory costs and do not have any long term debt.

Our wholesale food distribution service sells a wide variety of specialty food items such as caviar, foie gras, exotic meats, wild mushrooms and truffle products, imported spices, imported pastas and cheeses, imported olives and olive oils, imported chocolates and other specialty food products including Asian, Indian and Jamaican ethnic specialties. We deliver to more than 500 business customers principally in the hospitality industry including airlines, hotels and restaurants, supermarkets and resorts.

Inventories

Our procedure is to manage our inventory on a "just-in-time" basis and our inventory typically averages approximately $100,000 at any given time. At December 31, 2000, our inventory was slightly higher, $125,812, due to seasonal factors including the holiday season in our South Florida, the Florida Keys and island resort markets. Our sales generally increase during the winter months as a result of increased tourism related to the hospitality industry in our market areas in South Florida, the Florida Keys and the resort islands. We remain committed to effective inventory management, which is an integral part of our business strategy. See "Purchasing" and "Order Processing and Distribution."

Order Processing and Distribution

Bestfood produces and distributes price lists with periodic updates including special pricing on select items indicating our wholesale prices to customers for each of our more than 950 specialty food products. Customer place orders either by telephone or via our web site "www.bestfoodonline.com" to our distribution facility in Miami, FL. In addition, our sales personnel uses telemarketing and e-mail to advise our wholesale food customers of price and products specials available from time to time.

We make our deliveries by FedEx, DHL, contract carriers and via trucks leased directly by us. We currently have under lease two trucks, one of which is a refrigerated truck. We do not own trucks at this time.

Our warehouse uses a computerized warehouse locator/inventory control system, which monitors product movement and provides efficiency in the handling, storage and retrieval of products.

Goods sold to customers are billed on a weekly basis with payment generally due the following week. We review customers' credit histories on an individual basis extend terms up to thirty days when appropriate.

Product Pricing

We use the "cost plus" method of pricing products sold to customers. Under the "cost plus" method of pricing, products are sold to the customer at landed vendor invoice cost. The customer is also charged a service fee and a delivery fee based upon the characteristics of the particular order. The fee structure includes incentives to encourage customers to increase their purchases from us and to order and accept merchandise for delivery more efficiently, thereby increasing our efficiency. Over the past two years, our "cost plus" pricing system, together with efficiencies in purchasing operations, have resulted in more competitively priced goods and have placed us in a stronger market position.

Customer Base and Principal Markets

We supply approximately 500 business customers in South Florida, the Florida Keys and resort islands. Our business customers include companies such as United Airlines, Walt Disney, Hyatt Hotels, Four Season Hotels, Marriott Hotels and Whole Food Supermarkets, among others. For the year ended December 31, 2000 a substantial percentage of our sales (approximately 46%) were to a single customer and we do not have any written agreement or purchase commitment with such customer. Reference is made to our Form 8-K/A and to Note 4, Notes to Bestfood Financial Statements for December 31, 2000 (Concentration of Risk) with regard to this risk. We do not have nor do we require any supply agreements to secure our sources of specialty food products for resale to our customers. Our suppliers do not require any minimum purchase requirements by dollar or amount and category of goods and are subject to adjustments.

Competition

The wholesale food distribution industry is highly competitive. We believe that we have established a niche in the specialty food distribution market as a result of our expanded specialty food product lines and our ability to provide competitive pricing to wholesale customers. However, we face intense competition from national, regional and local specialty food distributors and retailers and must compete on the basis of price, quality, product lines, frequency and reliability of deliveries and the range and quality of services. Our principal service areas are South Florida, the Florida Keys and resorts in the Bahamas and the Caribbean. To the limited extent that we have an online retail presence, and also sell in volume, we compete somewhat with other volume food retailers that are far larger and better financed, such Costco and BJ's Wholesale, although such entities do not specialize in or carry most of the specialty food products that we offer.

We believe that we can compete successfully on the wholesale level while supporting the competitive expectations and efforts of our customer by offering a large selection of specialty food products at competitive prices and by continuing to provide to our customer a wide variety of support services such as our online ordering systems. The online ordering system, which commenced operations in November 2000 complements our principal wholesale distribution business. We intend to pursue these strategies and to continue to improve operating efficiencies through our focus on distribution and logistics. To date we have not generated material revenues from our recently installed online ordering system, www.bestfoodonline.com. Nevertheless, we believe that we will begin to generate increasing sales as we continue to receive visits to our website.

Employee Relations

Management believes that relations with its six full-time employees are excellent. In addition we have two full-time executive officers. We are not a party to any collective bargaining agreements, nor are we aware of any pending union petitions related to its employees.

Regulation

As a result of the fact that we do not import our specialty food products directly, we are not required to have any import licenses. However, as a distributor of food products, we are subject to federal, state and local laws and regulations governing the processing, purchase, handling, sale and transportation of our food products, and are subject to the jurisdiction of the Food and Drug Administration ("FDA"), the Interstate Commerce Commission ("ICC") and the United States Department of Agriculture ("USDA"). We believe that we are in material compliance with all FDA, ICC, USDA and other federal, state and local laws and regulations governing our business. We do not believe that we will be materially adversely effected by changes, if any, in the laws and regulations applicable to our business.

Trademarks and Licenses

We do not own any registered trademarks or licenses.

Properties

We lease from an unrelated party 20,000 square feet warehouse facility used in connection with our Bestfood operations at a rental $7,985 a month. Our lease is for 3 years with an option for two additional years at our discretion. Our leased facility is well maintained and in good operating condition. We believe that our facility has adequate capacity to meet the demands of anticipated growth. Our strategy with respect to acquisition may include obtaining addition modern facilities with capacity for growth, as appropriate for the business acquired. See "Business Strategy" and Item 2, "Description of Property" below.

Legal Proceedings

As previously reported in our Annual Report on Form 10-KSB/A for the year ended December 31, 1999, filed with the SEC on November 2, 2000, the Company is a party defendant to certain litigation, related to the discontinued automotive operations of Vector. The Company believes that adequate provision has been made. See Note 8 to the Notes to Financial Statements. Also see Item 3, "Legal Proceedings" below.  We may in the future become party to legal actions in the ordinary course of our specialty food distribution business. We cannot predict the outcome of any legal actions that may be commenced in the future, if any. However, we believe that any outcome of any of these proceedings, or all of them combined, will not have a material adverse effect on our financial position or our existing specialty food distribution business.

Management

The sole executive officer of Bestfood is Allen Weintraub, who is also President, CEO and Chairman of Vector Holdings Corp. Officers of Bestfood as a wholly owned subsidiary,  serve at the discretion of the Board of Directors of of the Company, which consist of Allen Weintraub and Karl Schumer, and are elected at each annual meeting of the Board of Directors. See Item 9, "Directors, Executive Officers, Promoters and Control Persons".

Allen Weintraub (35) has served as Bestfood’s President, CEO and director since our inception in October 1998. During the past five years, Mr. Weintraub has been engaged in the ownership and operation of a private real estate business, including rental properties and marinas in South Florida. From October 1998 to the present, Mr. Weintraub has owned and operated Bestfood. Mr. Allen Weintraub is also President, CEO, Chairman and the controlling shareholder of the Company.

Karl Schumer has served as Vice President, Secretary and a director of the Company since July 2000.  Mr. Schumer is an attorney admitted to practice law in the State of Florida and has been engaged during the past five years in the private practice of law in Miami, FL.

Trading Symbol-No Trading Market

There has no active market for the our Shares, and only very limited trading has occurred in our Shares since the delisting of our Shares on April 6, 2000. Our Shares have been subject to quotation on the "pink sheets" under the symbol, "VHLD"  since the delisting of Company’s Shares from the OTCBB on April 6, 2000. The reason our Shares were delisted from the OTCBB was due to the fact that we were not current under the reporting requirements of the Exchange Act. Prior to our year ended December 31, 2000 we filed all past due reports required under the Exchange Act, including Quarterly Reports on Form 10-QSB for the periods ended March 31, 1999, June 30, 1999, September 30, 1999 and March 31, 2000, June 30, 2000, September 30, 2000, as well as our Annual Report on Form 10-KSB for the year ended December 31, 1999. There can be no assurance that any active trading market will commence or be sustained if and when our Shares become eligible for quotation on the OTC:BB. However, we will take necessary steps to permit the Shares to again be subject to quotation on the OTC:BB as a result of the Company being current under the Exchange Act. As of December 31, 2000 there were approximately 530 holders of record of our Shares. See Part II, Item 5, "Market for Common Equity and Related Stockholder Matters".

RISK FACTORS

Low Margins in Food Distribution Business, Increasing Competition

The wholesale food distribution industry in which Bestfood operates is typically characterized by low profit margins. As a result, Bestfood's results of operations are sensitive to, and may be materially adversely impacted by, among other things, competitive pricing pressures, vendor selling programs,   interest rates increases and food price deflation. Notwithstanding the facts that: during the past year there has been a trend toward lower interest rates; no food price deflation; and Bestfood operates in a segment of the general wholesale food distribution business involving  generally higher priced specialty foods, which generally are associated with higher profit margins, there can be no assurance that one or more of such factors will not have a material adverse affect on Bestfood's business, financial condition or results of operations. See the discussion under "Risk Factor-Competition" below and Part II, Item 6, "Management's Discussion and Analysis".

The wholesale food distribution industry is becoming increasingly more competitive as producers, manufacturers, distributors and retailers seek lower costs together with more services. While the general wholesale food distribution industry is confronting a relatively static demand, resulting in increasing pressure on the industry's already low profit margins, to date there has been less impact on the specialty food distribution market in which the Company operates. Nevertheless, in response to these changes, we are pursuing a strategy that includes various cost savings and value-added initiatives, increased specialty food product lines, offering "online" services to both our wholesale and retail customers, and exploring potential growth through strategic acquisitions and alliances. Bestfood believes that its ultimate success will depend on its ability to pursue and execute these strategic initiatives, continue efforts in reducing costs and and thereby enhancing operating margins. Any significant delay or failure in the implementation of these strategic initiatives could result in diminished sales and operating margins or failure to sustain growth. No assurance can be given that Bestfood's strategic initiatives, if implemented, will result in continued increased sales or enhanced profit margins.

Potential Significant Fluctuations in Quarterly Operating Results

Our food distribution business may experience significant fluctuations in future quarterly operating results due to several  factors, including: (i) the timing and nature of expansion efforts in both new and existing markets; (ii) the introduction of new specialty products or services and the market response to those introductions; (iii) the timing and nature of sales transactions for online services and other products and services; (iv) relationships with our customers; (v) seasonal trends; (vi) changes in pricing policies or service offerings; (vii) changes in the level of marketing and other operating expenses to support future growth; (viii) changing competitive environment; and (ix) general economic conditions. Consequently, quarterly revenues and operating results may fluctuate significantly, and Bestfood believes that period-to-period comparisons of results will not necessarily be meaningful and should not necessarily be relied upon as an indication of trends and future performance.

It should be noted that South Florida and the Florida Keys, as well as the resort islands, experience higher levels of tourism during the winter months and as a result the demand for specialty food products by our customers in the hospitality industry also tends to be higher during the winter months. It should be further noted that general economic declines and declines in the stock market may adversely impact on tourism and therefore adversely impact upon our sales on a period to period basis.

Limited Operating History

We have only a limited operating history. Although Bestfood, through its predecessor, Distinguished Specialty Foods, was founded in October 1998, most of Bestfood's growth has occurred during the year 2000. Given the development, marketing and other expenditures relating to our planned expansion program, among other factors, and notwithstanding our limited history of net income, We may nevertheless incur losses in the future. To be able to operate profitably in the foreseeable future, we believe that it is necessary to achieve some of the following objectives, including: (i) increasing our sales volume by adding new wholesale and retail customers; (ii) adding customers beyond the growing hospitality market; (iii) retaining existing customers and increasing online usage and sales; (iv) being successful in acquiring market share in the online wholesale distribution business; (v) developing additional revenue sources form such areas as advertising on its web site; and (vi) reducing costs of fulfillment. There can be no assurance that we will be successful in meeting any or all of these objectives or that we will be able to achieve or sustain profitability and continued growth in sales.

Acquisition Strategy

Partly in response to changes in the wholesale food distribution industry discussed above, we may pursue a strategy of growth through acquisitions in the wholesale food distribution market both within its existing South Florida market and beyond. The Company intends to continue to pursue strategic acquisition opportunities in both its existing and new geographic markets. In pursuing an acquisition strategy, we face risks commonly encountered with growth through acquisitions. These risks include, but are not limited to, incurring significantly higher than anticipated capital expenditures and operating expenses, failing to assimilate the operations and personnel of acquired businesses, failing to install and integrate all necessary systems and controls, loss of customers because of declines in quality of service, entering markets in which we have no or only limited experience, disrupting ongoing business, straining our management time and resources and increased professional fees. Realization of the anticipated benefits of a strategic acquisition may take several years or may not occur at all. Our acquisition strategy may place a significant strain on the Company's management, operational, financial and other resources. The success of the our acquisition strategy will depend on many factors, including our ability to: (i) identify suitable acquisition opportunities; (ii) successfully negotiate acquisitions at valuations that will provide satisfactory returns on invested capital; (iii) successfully integrate acquired operations quickly and effectively in order to realize operating synergies; and (iv) obtain necessary financing, if necessary, on satisfactory terms. There can be no assurance that we will be able to successfully execute and manage its acquisition strategy, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Competition; Dependence Upon Significant Customer

The wholesale food distribution industry is highly competitive. While we believe that we have established a niche in the specialty food distribution market as a result of our expanded specialty food product lines and our ability to provide competitive pricing to wholesale customers, Bestfood faces competition from national, regional and local wholesale food distributors on the basis of price, quality, breadth and availability of products offered, strength of private label brands offered, schedules and reliability of deliveries and the range and quality of services provided. Many of Bestfood's competitors are larger and have substantially greater resources than Bestfood. In addition, Bestfood believes that this competition will intensify. In addition, consolidation in the industry, heightened competition among Bestfood's suppliers, new entrants and trends toward vertical integration could create additional competitive pressures that reduce margins and adversely affect Bestfood's business, financial condition and results of operations. There can be no assurance that Bestfood will be able to continue to compete effectively in its industry. Our principal service areas are South Florida, the Florida Keys and resorts in the Bahamas and the Caribbean. To the limited extent that we have an online retail presence, and also sell in volume, we compete somewhat the volume food retailers that are far larger and better financed such Costco and BJ's Wholesale, although such entities do not specialize in or carry most of the specialty food products that we offer.

Reference is made to Note 3 to the Notes to Financial Statements of Bestfood, which are included in our Form 8-K/A relating to Concentration of Risk. For the year ended December 31, 2000, a single customer accounted for 46% of our sales. Bestfood does not have a written agreement with nor does it have any purchase commitment from such customer. In the event that the customer ceased to do business with Bestfood and such customer was not replaced by one or more customers, then we could be materially adversely effected.

Dependence Upon Management

Bestfood is dependent upon the continued services of its chief executive officer, Allen Weintraub, for the management of Bestfood and its day-to-day operations. The loss or interruption of the continued full-time services of  Mr.Weintraub could have a material adverse effect on the Company and there can be no assurance that we would be able to find an adequate replacement  at acceptable terms. At present we do not have an employment contract with Allen Weintraub, nor do we have key man life insurance on the life of Allen Weintraub. However, Mr. Weintraub is the controlling shareholder of the Company. See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management".

Risk of Environmental Liability

Bestfood, like other food distribution businesses, is subject to increasingly stringent federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials (together, "Environmental Laws"). In particular, under applicable Environmental Laws, Bestfood may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its facilities and the land on which its facilities are situated, regardless of whether Bestfood leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by Bestfood or by a prior owner or tenant of such facilities. Although Bestfood intends to conduct a limited environmental review prior to acquiring or leasing any new facilities, to evaluate any potential environmental impact, there can be no assurance that known or unknown environmental conditions relating to prior, existing or future facility sites or the activities of Bestfood or any predecessor will not have a material adverse effect on Bestfood and the Company. It is difficult to predict future environmental costs as the costs of environmental compliance vary significantly depending on the extent, source and location of the contamination, geological and hydrological conditions, available reimbursement by state agencies, the enforcement policies of regulatory agencies and other factors.

Adverse Publicity and Product Liability

The wholesale food distribution industry entails an inherent risk of liability related to its products and services, product recall and resultant adverse publicity. There can be no assurance that such claims will not be asserted against Bestfood or that Bestfood will not be obligated to perform such a recall in the future. While Bestfood as a general practice receives indemnification guarantees from its suppliers whereby the supplier agrees to indemnify Bestfood from such claims and obligations, there can be no assurance that such indemnification will be sufficient or that such claims or obligations will not create adverse publicity that will have a material adverse effect on Bestfood's ability to successfully market its services and products and on Bestfood's business, financial condition and results of operations.

Developing Market; Future Reliance on the Internet

The market for online commerce is rapidly evolving. As is typical for new and rapidly evolving industries, demand and market acceptance for recently introduced services and products offered in online commerce are subject to a high level of uncertainty. Bestfood's success will also depend on the willingness of consumers to increase their use of online services as a method to buy and order goods and other products and services, such as our specialty food products. The Internet has experienced, and is expected to continue to experience, substantial growth in the number of users and amount of traffic, resulting in some cases in substantial delays for users. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, or due to increased governmental regulation. There can be no assurance that the infrastructure (e.g., reliable network backbone) or complementary services (e.g., secure transaction processing) necessary to make the Internet a viable commercial marketplace will develop, or, if developed, that the Internet will become a viable commercial marketplace for the specialty food products and offered or to be offered by Bestfood through the Internet. If the necessary infrastructure or complementary services are not developed, or if the Internet does not become a viable commercial marketplace, Bestfood's specialty food distribution business and its results of operations or financial condition could be materially and adversely affected.

Risk of Systems Disruption

Bestfood's information and computer systems could be vulnerable to, among other factors, disruptions caused by system failures, power losses, communication problems or natural disasters. In addition, Bestfood's services may be vulnerable to break-ins and similar disruptive problems. Further, weaknesses in communications media, such as the Internet, may compromise the security of confidential electronic information exchanged with other businesses. Disruptions of service or security breaches could cause losses to Bestfood, reduce customer satisfaction in Bestfood's services or otherwise have a material adverse effect on Bestfood's business, results of operations or financial condition. To date, Bestfood has not experienced material disruptions of services or security breaches. However, there can be no assurance that such problems will not occur in the future.

Possible Technological Changes in Service Industry

Online commerce is characterized by rapidly changing technology. Bestfood's software and systems require continual improvement in order to meet the growing demand by Bestfood's wholesale and retail customers for new features and capabilities. Bestfood's future success will partly depend upon its ability to introduce new specialty food products and services and to add new features and enhancements to its web site that keep pace with technological and market developments. The development of new services and products and the enhancement of existing services and products entails significant technical risks as well as costs. There can be no assurance that Bestfood will be successful in (i) maintaining and improving its software, computer systems and web site, (ii) effectively using new technologies, (iii) adapting its services and products to emerging industry standards or (iv) developing, introducing and marketing service and product enhancements or new services and products. Furthermore there can be no assurance that Bestfood will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these services and products, or that its new service and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If Bestfood is unable, for technical or other reasons, to develop its online specialty food distribution business activities and introduce new services and products or enhancements of existing services and products in a timely manner in response to changing market conditions or customer requirements, or if new services and products do not achieve market acceptance, Bestfood's business, results of operations or financial condition could be materially and adversely affected.

Regulation and Privacy Issues

The online services industry is relatively new and rapidly changing, and federal and state regulation relating to the Internet and online services is evolving. Bestfood is aware of certain industry requests of the Federal Communications Commission (the "FCC") to review the impact of Internet usage on U.S. telecommunications service providers, in particular, the generally lower cost structure for data transmission versus voice transmission. FCC regulatory review and rulemaking could result in new regulation of the Internet and online industry changes in current rules governing telecommunications or both. In turn, this could result in increased telecommunications costs for the Internet and online industry. These or other regulatory initiatives could have a material adverse effect on Bestfood's specialty food distribution business, results of operation or financial condition, especially Bestfood’s efforts to build a significant retail online customer base.

There has been a growing concern about privacy and the collection, distribution and use of information about individuals and businesses, and Bestfood may be subject to various federal and state regulations concerning such activities. Although Bestfood's compliance with such federal and state regulations has not had a material adverse effect on Bestfood, no assurance can be given that additional federal or state laws or regulations (including antitrust and consumer privacy laws) will not be enacted or applied to Bestfood or certain of its customers, in particular, users of e-commerce and online services. Any such guidelines, laws or regulations could adversely affect the ability of Bestfood to collect, distribute or use customer information, or could otherwise have a material adverse effect on Bestfood's online specialty food distribution business, results of operations or financial condition. Bestfood has adopted policies to address certain privacy concerns, including restricting access to its database, limiting the type of information that Bestfood provides to third parties, requiring each employee to sign a nondisclosure and confidentiality agreement, and implementing data security systems at Bestfood's computer and data center. However, there can be no assurance that such policies and arrangements will be effective, and to the extent that they are not effective, Bestfood's business, results of operations or financial condition could be materially and adversely affected.

Need for Additional Capital

Bestfood, as a wholly-owned subsidiary of the Company, may need to procure additional financing from time-to-time, the amount and timing of which will depend on a number of factors including the pace of expansion of Bestfood's markets and customer base, the nature of the services offered, future purchasing requirements from suppliers that may alter Bestfood’s just-in-time purchasing practice, new sales and marketing efforts and the cash flow generated by its operations. Bestfood cannot predict the extent to which it will require additional financing. There can be no assurance regarding the availability or terms of additional financing the Company may be able to procure over time. Any future debt financing or the authorization and issuance of preferred stock by the Company would be senior to the rights of the holders of presently issued and outstanding VECTOR Shares of Common Stock, and any future issuance of Common Stock would result in the dilution of the then existing stockholders' proportionate equity interests in the Company.

Ownership by Management and Principal Stockholders

After consummation of the Share Exchange Agreement, Mr. Allen Weintraub and Karl Schumer, the Company’s senior executive officers, will beneficially own approximately 93% of the outstanding shares of Common Stock and therefore will be able to elect all directors, who in turn have the right to designate the officers of the Company. By virtue of such control such stockholders will have substantial influence over fundamental corporate transactions (such as certain mergers and sales of assets) requiring stockholder approval.

Shares Eligible for Future Sale

Sales of a substantial number of unregistered shares of Common Stock in the public market after certain holding periods could adversely affect the market price of Common Stock of the Company. Upon the expiration of such holding periods, pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Act"), such shareholders may sell such shares without registration, subject to certain limitations, including limitations on volume of sales, and the requirement to file Form 144 under the Act. If such stockholders should sell or otherwise dispose of a substantial amount of Common Stock in the public market, the prevailing market price for the Common Stock could be adversely affected.

Issuance of Future Shares may Dilute Investors Share Value

The Certificate of Incorporation of the Company authorizes the issuance of a maximum of 600,000,000 shares of common stock. The future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of the Company's common stock held by the Company's then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by the Company. The issuance of the Company's shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market, should a trading market develop for the Company's common stock.

No Current Trading Market for the Company's Securities

There is currently no established public trading market for the securities of the Company although the symbol on the Pink Sheets is "VHLD". No assurance can be given that an active trading market in the Company's securities will develop or, if developed, that such trading market will be sustained. The Company’s shares were quoted on the OTC:BB until delisting on April 6, 2000 because the Company was not current in its reporting requirements under the Exchange Act. The Company’s shares were traded on the OTC:BB prior to the delisting of its shares and the Company intends to again apply for admission to quotation of its securities on the OTC:BB. It may be that we will be required to clear comments, if any, from the SEC prior to our shares again being traded on the OTC:BB. There can be no assurance whether the SEC will have any comments regarding the disclosure in this Form 8-K or in Company’s Forms 10-QSB and Form 10-KSB previously filed. Various factors, such as the Company's operating results, changes in laws, rules or regulations, general market fluctuations and other factors may have a significant impact on the market price of the Company's securities if and when a trading market commences. The market price for the securities of public companies often experience wide fluctuations which are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

Penny Stock Regulation

Upon commencement of trading in the Company's stock, if such occurs (of which there can be no assurance) the Company's common stock may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company's securities will reach or maintain such a level.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB for our year ended December 31, 2000 contains certain forward-looking statements about the Company's Bestfood business and operations, including statements regarding: (i) anticipated changes in the Company's business; (ii) future plans regarding the specialty food business and online operations; and (iii) the Company's strategic initiatives. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will", "should", "estimates", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those that are expressed or implied from such forward-looking statements. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such forward-looking statements. As a result, no assurance is given that future results expressed or implied from such forward-looking statements will be achieved.

The following important factors, among others, in addition to the information described under Risk Factors, could cause the Company not to achieve expressed or implied by forward-looking statements contained herein or otherwise cause the Company's results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants to the specialty food distribution business; (ii) unanticipated costs related to the implementation of the Company's growth and operating strategies; (iii) loss of Allen Weintraub as the key member of management; (iv) inability to negotiate favorable terms with customers and suppliers; (v) increases in interest rates or the Company's cost of borrowing, if any; (vi) inability of the Company to achieve its cost savings initiatives, to achieve synergies from acquisitions and/or to strengthen its customer base; (vii) deterioration in general or regional economic conditions, which have an impact of the specialty food market; (viii) adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations; (ix) adverse determinations in connection with potential future litigation or other material claims and judgments against the Company; (x) inability to achieve future sales levels or other operating results that support the Company's cost savings initiatives; and (xi) the unavailability of funds for capital expenditures.

ITEM 2. DESCRIPTION OF PROPERTIES.

The information below relates to the warehouse and office property used by Bestfood and the facilities used by Vector prior to the cessation of its automotive operations in 1999.

The Company  leases  20,000 square feet from an unrelated party for warehouse and office space at 120 NE 179ths Street, Miami, FL 33179 for its Bestfood operations at a rental $7,985 per month. Our lease is for 3 years with an option for two additional years at our discretion. Our leased facility is well-maintained and in good operating condition. We believe that our facility has adequate capacity to meet the demands of anticipated growth. Prior to our Merger with Bestfood, and following the acquisition of control of the Company by Allen Weintraub, the Company used space in this facility for its offices, during which time it had no operations and was pursuing business opportunities.

During the fiscal ended December 31, 1998, in connection with the Company's prior automotive operations, we leased on a month-to-month basis 22,500 square feet of office, manufacturing, assembly, office and warehouse space in Green Cove Springs, FL, at a cost of $6,075 per month from an unrelated party. The month-to-month lease was terminated in 1999 when Vector ceased all operations related to its automotive business. See the disclosure in the Company's Form 10-KSB/A for its year ended December 31, 1999 filed on November 2, 2000.

ITEM 3. LEGAL PROCEEDINGS

The disclosure in Item 3 relates to proceedings involving the the Company related to the operations of the automotive business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fiscal years ended December 31, 2000 or 1999 covered by this Annual Report to a vote security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On April 6, 2000 our Shares were delisted from the OTC:BB and limited trading commenced on the "pink sheets". Following the 1 for 100 Share recapitalization and the change of our name to Vector Holdings Corporation, the symbol was changed to "VHLD". The following table sets forth the high and low closing bid prices for our Shares on the Pink Sheets as of March 20, 2001, the price quoted on the pink sheets for each calendar quarter for the prior two years and the subsequent interim periods prior to this Annual Report. Following the delisting of our shares on April 6, 2000 from the OTC:BB, our Shares did not trade actively and we do not believe that there was significant trading activity, if any, in our Shares since that date, notwithstanding the fact that our Shares have been quoted from time to time on the "pink sheets". As a result, while the table below indicates that our Shares were quoted   $1.00 for the high and low bid price following the delisting of our Shares from the OTC:BB on April 6, 2000, we do not believe that any Shares were publicly traded at such price. There are no market makers currently making a market in our Shares and our Shares are not being quoted by the National Quotation Bureau or the electronic pink sheets. Also, the prices reflected below for prior periods are interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
CALENDAR 1999
First Quarter Ending March 31,	$.375	$.30
Second Quarter Ending June 30,	$.375	$.187
Third Quarter Ending September 30,	$.250	$.170
Fourth Quarter Ending December 31,	$.187	$.04

CALENDAR 2000
First Quarter Ending March 31,	$.500	$.040
Second Quarter Ending June 30,	$.150	$.001
Third Quarter Ending September 30 (*),	$1.00	$.001
Fourth Quarter Ending December 31,	$1.00	$1.00

CALENDAR 2001
Period Ending March 26	$1.00	$1.00

(*) On July 11, 2000, we had a 1 for 100 reverse stock split and the price of the shares reflects this share recapitalization. The trading market for our Shares of common stock is very inactive and limited and we have not been able to determine whether any Shares were actually publicly traded at the quoted price of $1.00.

On March 20, 2001, there were approximately 530 holders of record of Common Stock (excluding holders whose securities were held in street or nominee name).

From inception to date, we have not paid a dividend on our Shares. We currently have no funds from which to pay dividends and as of December 31, 2000 and 1999 our Total Stockholders’ Deficit was $38,851,305 and $39,426,472, respectively. We do not expect for the foreseeable future that any dividends will be paid. In fact, under Section 78.288 of the Nevada Revised Statutes, no distribution or payment of dividend  may be made if, after giving it effect: (a) The corporation would not be able to pay its debts as they become due in the usual course of business; or (b) except as otherwise specifically allowed by the articles of incorporation, the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

RECENT SALES OF UNREGISTERED SECURITIES

The following information is given with regard to unregistered Shares sold by the Company during the past three years, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. Each of the following transactions was subsequent to the 1 for 100 reverse stock split.
Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
7/12/2000	Common	714,286 Shares	Allen Weintraub (1)	Partial Debt Conversion
7/12/2000	Common	100,000 Shares	Scott Curtis (1)	Partial Debt Conversion
7/12/2000	Common	100,000 Shares	Timothy Owens (1)	Pursuant to Debt Conversion
7/21/2000	Common	175,000 Shares	Karl Schumer (2)	Services at $.10 per Share
9/20/2000	Common	36,000 Shares	Francine Holzer (3)	Cash of $.50 per Share
9/20/2000	Common	20,000 Shares	Charles, Carol Premone (3)	Cash of $.50 per Share
9/27/2000	Common	100 Shares	Francine Mahabir (3)	Cash of $1.00 per Share
12/15/2000	Common	2,000,000 Shares	Allen Weintraub (4)	Acquisition of Bestfood

(1) The initial 914,286 Shares issued to Messrs. Weintraub, Curtis and Owens were issued in connection with the transaction dated December 27, 1999 which involved the change in control of the Company,  and the conversion of debt and accrued interest by Messrs. Weintraub, Curtis and Owens in the amount of  $968,849 at July 11, 2000. The debt was converted into the right to receive a total of 4,096,576 shares of unregistered common stock, or $.2365 per share. To date only 914,286 of such Shares have been issued with a restrictive legend to Messrs. Weintraub, Curtis and Owens pursuant to Section 4 (2) under the Act relating to partial conversion of debt. In connection of the partial conversion of debt,  the aggregate value of the 714,286 Shares issued to Mr. Weintraub was $168,929 and the aggregate value of the 100,000 Shares issued to each of Messrs. Curtis and Owens was $23,650 each, based upon the amount of the debt with accrued  interest   through July 12, 2000. An additional 3,182,290 Shares are due to be issued in connection with the conversion of debt, which debt relates to the acquisition of control of the Company. The additional 3,182,290 shall be issued to the three principals who acquired control of the Company or their assignees, at such time as the Company's board of directors determines. See Note 3, Note Payable-Related Party, Notes to Financial Statements, " and Item 11, "Security Ownership of Certain Beneficial Owners and Management" and Item 12, "Certain Relationships and Related Transactions".

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

(4) In contemplation of the Merger of the Company and Bestfood, 2,000,000 Shares were issued to Allen Weintraub in December 2000 and 2,000,000 Shares are subject to issuance to Allen Weintraub by action of the board of directors.  These Shares were issued and are to be issued in reliance upon the exemption provided under Section 4 (2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

General

Our financial information contained under this Item is post-discontinued automotive operations and Pre-Merger with Bestfood. As a result, the summary information contained herein should not be used in evaluating the Company or its future prospects.

This Annual Report for our year ended December 31, 2000,  includes as exhibit 99.1 the unaudited combined financial statements reflecting the Merger of the Company and Bestfood. The  the pro forma condensed balance sheet which assumes the Merger took place on January 1, 2000 and combines the December 31, 2000 balance sheet of the Company with the December 31, 2000 balance sheet of Bestfood.  We are also filing our Form 8-K/A containing the audited financial statements of Bestfood for its years ended December 31, 2000 and 1999 as required under Section 210.3-05 of Regulation S-X. As   noted above, we will file in our first quarter Form 10-QSB the consolidated financial statements for the Company and Bestfood.

We are filing this Annual Report for the year ended December 31, 2000 which contains our audited financial statements for 2000 and 1999, and also contains complete updated disclosure for the periods subsequent to the year ended December 31, 2000 under all items other than the financial statements. We are seeking to become current under reporting requirements of the Exchange Act by the filing this Annual Report for the year ended December 31, 2000 with audited financial statements for the years ended December 31, 2000 and 1999.

We are disclosing in this Annual Report for the year ended December 31, 2000 that we had no business operations during 2000 and 1999, nor have we generated any revenues since the year ended December 31, 1998. Further at or about the end of the second quarter ended June 30, 1999 we closed the offices and facilities in Green Cove Springs, FL used in connection with the discontinued automotive operations. As of the date of our filing of this Annual Report due under the Exchange Act, we have completed the Merger with Bestfood as described above in Part I, Item 1, "Description of Business" and in our Form 8-K filed January 18, 2001.

Results of Operations for the Years Ended December 31, 2000 and 1999

During the year ended December 31, 2000 and December 31, 1999, we had no income from operations. We had net income of $486,459 (basic net income of $.36 per share) for the year ended December 31, 2000 which compares to a net income of $497,544 (basic net income of $4.64 per share) for the year ended December 31, 1999 which net income for each period was the result of forgiveness of debt in the amount of $568,589 in 2000 and 853,057 in 1999. During the year ended December 31, 2000 we incurred general and administrative operating expenses of $64,313. Our operating expenses for the year ended December 31, 1999 were $290,266, mainly comprised of $217,712 for general and administrative expense, $72,201 for research and development expense and $353 for marketing. Non-operating expenses during the year ended December 31, 2000 and 1999 consisted of interest expenses of $47,817 and $90,079, respectively.

Liquidity and Capital Resources

At December 31, 2000 and 1999, we had cash and cash equivalents of $84 and $55, respectively. At December 31, 2000, we had total current assets of $60,608 of which $60,524 was due from a related affiliate, Allen Weintraub. We had non-current assets of $25,400 including a $17,000 security deposit.

Our current liabilities at December 31, 2000 and December 31, 1999 were $155,362 and 381,742, respectively. We had accrued expenses of $120,362 for the year ended December 31, 2000. Our long-term liabilities decreased by 529,072 or 31%. This decrease was mainly due to a reduction in our note payable to Lamborghini. In addition, in connection with the acquisition of control of the Company by Messrs. Weintraub, Curtis and Owens, they were assigned rights under a promissory note payable by the Company to American Dream International Limited ("American"). In July, 2000, they converted $216,229 of the debt plus accrued interest under the American note at that date equal to   $968,849 into 914,226 Shares. The remaining debt and accrued interest of approximately $752,620 is convertible into 3,182,290 Shares. See Note 3, Note Payable-Related Party, to the Notes to Financial Statements.

Net cash used in operating activities by us in 2000 and 1999 totaled $146,556 and $271,570, respectively. Our sole financing activities during the fiscal year ended December 31, 2000 consisted of a non-cash transaction related to a note payable from related parties totaling $122,685 and $28,100 from the sale of common stock and totaled $150,785. During the year ended December 31, 1999 our cash flows from financing activities resulted from proceeds from the sale of common stock in the amount of $271,557. Our cash used in investing activities consisted of capital expenditures for computer equipment $4,200. There were no investing activities in 1999. See also Item 7, Financial Statements, and the Notes to Financial Statements.

At December 31, 2000 and 1999, we had an accumulated deficit of $38,851,305 and 39,426,472, respectively.

In addition to the above mention financing activities, the Company received funds for working capital from its President/Principal shareholder.

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

ITEM 7. FINANCIAL STATEMENTS

VECTOR HOLDINGS CORPORATION
(FORMERLY VECTOR AEROMOTIVE CORPORATION)

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Vector Holdings Corporation
P. O. Box 800303
Aventura, FL 33280

Members of the Board:

We have audited the accompanying balance sheets of Vector Holdings Corporation as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vector Holdings Corporation as of December 31, 2000 and 1999, and the results of its operations, its changes in stockholders’ equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Boca Raton, Florida

/s/ Grassano Accounting, P.A.
Boca Raton, Florida, March 7, 2001

VECTOR HOLDINGS CORPORATION
(FORMERLY VECTOR AEROMOTIVE CORPORATION)
BALANCE SHEETS DECEMBER 31, 2000 AND 1999

ASSETS	2000	1999
CURRENT ASSETS
Cash	$84	$55
Due from Affiliate	60,524	-
TOTAL CURRENT ASSETS	60,608	55

PROPERTY AND EQUIPMENT
Office Equipment	4,200	-
Less: Accumulated Depreciation	210	-
NET PROPERTY AND EQUIPMENT	3,900	-

OTHER ASSET
Security Deposits	17,000	-
TOTAL ASSETS	$81,598	$55

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Interest Payable	$ -	$196,380
Settlement Payable	35,000	35,000
Accrued Expenses	120,362	150,362
TOTAL CURRENT LIABILITIES	155,362	381,742

LONG TERM LIABILITIES
Note Payable-Related Party	857,806	729,581
Notes Payable-Lamborghini	335,403	992,700
TOTAL LONG TERM LIABILITIES	1,193,209	1,722,281
TOTAL LIABILITIES	1,348,571	2,104,023

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 600,000,000 Shares
Authorized, 3,252,664 Shares Issued and Outstanding in 2000
and 107,297 Shares Issued and Outstanding in 1999.	3,253	107
Preferred Stock, $0.10 Par Value, Non-Voting,
5,000,000 Shares Authorized, 0 Shares Issued & Outstanding	-	-
Additional Paid in Capital	37,581,079	37,322,397
Retained Earnings (Accumulated Deficit)	(38,851,305)	(39,426,472)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,266,973)	(2,103,968)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY
(DEFICIT)	$81,598	$55
The accompanying Notes to Financial Statements are an integral part of these Financial Statements.

VECTOR HOLDINGS CORPORATION
(FORMERLY VECTOR AEROMOTIVE CORPORATION)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
	2000	1999

SALES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Marketing	-	353
Research and Development	-	72,201
General and Administrative	64,313	217,712
TOTAL OPERATING EXPENSES	64,313	290,266

INCOME (LOSS) FROM OPERATIONS	(290,266)	(655,492)

OTHER INCOME AND EXPENSE
Forgiveness of Debt	568,589	853,057
Miscellaneous Income	30,000	24,832
Interest Expense	(47,817)	(90,079)
TOTAL OTHER INCOME AND EXPENSE	550,772	787,810

NET INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	486,459	497,544

Provision for Income Taxes	-	-

NET INCOME (LOSS)	$486,459	$497,544

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.36	$4.64
Diluted	$0.19	$4.64

SHARES USED IN COMPUTING NET INCOME
(LOSS) PER COMMON SHARE
Basic	$1,342,028	$107,279
Diluted	$2,602,771	$107,279
The accompanying Notes to Financial Statements are an integral part of these Financial Statements.

VECTOR HOLDINGS CORPORATION
(FORMERLY VECTOR AEROMOTIVE CORPORATION)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid In	(Accumulated)	Comprehensive	Stockholders'
	# Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance at December 31, 1998	53,639,599	$536,396	$36,786,108	($39,551,391)	$ -	($2,228,887)
Reverse stock spilt 1 to 100	(10,620,641)	(10,629)	10,620	-	-	-
Net Income	-	-	-	497,544	-	497,544
Balance at December 31, 1999	107,279	108	37,322,398	(39,426,472)	-	(2,103,968)
Issued 914,286 share exchange note	914,286	914	215,315	-	-	216,229
Issued 175,000 shares for legal fees	175,000	175	17,325	-	-	17,500
Sold 56,000 shares at $.50	50,000	50	27,944	-	-	28,000
Sold 100 shares at $1.00	100	-	100	-	-	100
Issued 2,000,000 shares purchase deposit	2,000,000	2,000	(2,000)	-	-	-
Purchase fractional shares	(1)	-	(1)	-	-	(1)
Net Income for 2000	-	-	-	486,459	-	575,167
Balance at December 31, 2000	3,252,664	$3,253	$37,581,079	($38,940,013)	$88,708	($1,266,973)
The accompanying Notes to Financial Statements are an integral part of these Financial Statements.

VECTOR HOLDINGS CORPORATION
(FORMERLY VECTOR AEROMOTIVE CORPORATION)
STATEMENT OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$486,459	$497,544
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities
Depreciation and Amortization	210	16,374
Forgiveness of Debt	(568,589)	(853,057)
Increase in Due from Affiliate	(60,589)	-
Decrease in Security Deposits	(17,000)	1,850
Decrease (Increase) in Inventory	-	(1,992)
Decrease (Increase) in Receivable-EPA	-	34,232
Decrease (Increase) in Prepaid Insurance	-	1,382
Increase in Interest Payable	42,888	90,079
Decrease in Accrued Expenses	(30,000)	(57,982)
NET CASH USED IN OPERATING ACTIVITIES	(146,556)	(271,570)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Office Equipment	(4,200)	-

NET CASH USED IN INVESTING ACTIVITIES	(4,200)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable-Related Party (net)	122,685	-
Sale of Common Stock	28,100	271,557
NET CASH PROVIDED BY FINANCING ACTIVITIES	150,785	544,054

NET INCREASE (DECREASE) IN CASH	29	(13)
CASH, BEGINNING OF YEAR	55	68
CASH, END OF YEAR	$84	$55

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$0	$0
Income Taxes	$0	$0
The accompanying Notes to Financial Statements are an integral part of these Financial Statements.

VECTOR HOLDINGS CORPORATION
(FORMERLY VECTOR AEROMOTIVE CORPORATION)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE I - SUMMARY OF SIGNIFICANT ACCOUNTANT POLICIES

Nature of Business

Vector Holding Corporation (formerly Vector Aeromotive Corporation) (the "Company") was incorporated December 23, 1988 under the laws of the State of Nevada. The Company was engaged in the design, development, manufacturing and marketing of exotic sports cars. The Company suspended operations in November 1996. On July 22, 1997, the Company entered into a restructuring agreement (see Note 2) which resulted in the Company’s resuming operations on a limited basis. This resumption of operations was not successful. The last vehicle sold was in December 1998, and all operations ceased on July 31, 1999.

Property, Equipment and Depreciation

Property and equipment is stated at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," issued by the Financial Accounting Standards Board, establishes new guidelines regarding when impairment losses on long-lived assets, which include property and equipment and certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The adoption of this standard had no material effect on the Company’s financial position or results of operations.

Income Taxes

Since inception, the Company has maintained a fiscal year ending on each 31st day of December. Provisions for income taxes have not been presented as there is no taxable income after consideration of net operating losses, and there are no timing differences.

Research and Development Costs

Research and development costs are expensed as incurred. During the year ended December 31, 1999, research and development costs were approximately $72,201.

Earnings Per Common Share

The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings Per Share for the periods of these financial statements. Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the 3,182,290 shares not issued in exchange for the Note Payable-Related Party. The shares were also numbered as though the July 2000 reverse stock split occurred on January 1, 1999.

Recent Accounting Pronouncements

In 2000 and 1999, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SAFA 131"), "Disclosures about Segments of an Enterprise and Related Information." See Note 6 for other comprehensive income. Statement 131 had no impact on the Company’s financial statements as the Company’s financial statements reflect how the "key operating decisions maker" views the business. The Company will continue to review this statement over time to determine if any additional disclosures are necessary based on evolving circumstances.

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

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short term maturity of these instruments.

NOTE 2 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

	2000	1999
Audit Fees	$ 20,262	$ 20,262
Warranty	-	30,000
Guzzler Tax	100,100	100,100
	$120,362	$150,362

NOTE 3 – NOTE PAYABLE – RELATED PARTY

As part of a restructuring agreement in 1997, American Dream International Limited ("American") advanced the Company $729,581 as of December 27, 1999. On that date, a privately held corporation acquired American’s note and accrued interest. As of July 11, 2000, the accrued interest amounted to $239,268, of which $216,229 was exchanged for 914,286 shares of common stock (see Note 5). The remaining $752,620 of note and interest is convertible into and it is agreed that such debt shall be converted into and be exchanged for an additional 3,182,290 shares of common stock.

NOTE 4 – NOTES PAYABLE – LAMBORGHINI

As of July 22, 1997, the Company was indebted to Automobili Lamborghini S.p.A. ("Lamborghini") for $424,111 and to Automobili Lamborghini, U.S.A., Inc. for $568,589. The notes were none interest bearing. At the end of 1997, Lamborghini, U.S.A. ceased to exist, and its operations and assets were taken over by Audi A.G., who wrote off Lamborghini, U.S.A.’s receivables. The Company received notice that as of December 31, 2000, Lamborghini only recognized indebtedness of $335,403 (691,366,512 Lira). Consequently, the Lamborghini, U.S.A. note evidently has been forgiven, and the reduction of the Lamborghini note is due to foreign exchange translation.

NOTE 5 – STOCK TRANSACTIONS

Common Stock

The Company initially authorized 600,000,000 shares of $0.01 par value common stock. As of December 31, 1998, the Company changed the par value to $0.001 with the same number of authorized shares, declared a 1 to 5 reverse stock split, and had 10,727,920 shares issued and outstanding. On May 15, 2000, the Company declared a 1 to 100 reverse stock split. On July 11, 2000, the Company issued 914,286 shares of common stock in exchange for $216,229 of accrued interest on a related party note (see Note 3). The Company also authorized an additional 3,182,290 shares to be exchanged for the above mentioned note and the remaining accrued interest. Also on July 11, 2000, the Company elected to acquire a privately held gourmet food company and distributor, for $25,000,000 in restricted common stock. As good faith, the Company issued 2,000,000 shares of restricted common stock to the sole owner of the food company as a non-refundable deposit to be applied toward the purchase price. This acquisition shall close in 2001. On July 21, 2000, 175,000 shares of common stock were issued to an attorney in exchange for legal services at $.10 per share. On September 20, 2000, the Company sold 56,000 shares of common stock for $.50 per share. On September 27, 2000, the Company sold 100 shares of common stock for $1.00 per share.

Preferred Stock

The Company has authorized 5,000,000 shares of $0.10 par value, non-voting preferred stock.

During 1997, the Company designated 9,927 shares of its preferred stock as Series A cumulative preferred stock (Series A Stock). Upon issuance, Series A Stock will be redeemable at a redemption price of $100 per share plus any accumulated and unpaid dividends beginning nine months after the stock is issued. The Company may redeem the Series A stock at any time at the redemption price plus any accumulated unpaid dividends. The Series A Stock will have rights senior to any other security currently issued by the Company and will be classified as a liability on the Company’s balance sheet. Dividends will be cumulative and are payable on a quarterly basis. The dividend rate is based on the current LIBOR rate as defined in the agreement. As of December 31, 2000, no preferred stock has been issued by the Company.

So long as any Series A is outstanding, the Company may not declare any dividend, make a distribution, or purchase, acquire or set aside any money for the purchase or redemption of any shares of stock with rights junior to the Series A Stock unless all Series A dividends have been paid or duly provided for and all amounts with respect to the mandatory redemption provisions of the Series A stock have been paid or duly provided for.

Upon liquidation of the Company for any reason, the holders of the Series A Stock are entitled to be paid out of the assets available for the distribution to its shareholders before any payment to other security holders are made. The amounts to be paid to the Series A stockholders shall include all unredeemed shares at $100 per share plus all accumulated and unpaid dividends.

Under certain circumstances generally related to the sale of all of the Company’s assets or merger or consolidation of the Company, the holders of the Series A securities may require the Company to redeem all or any portion of the outstanding Series A. Stock.

The holders of the Series A Stock have no voting power unless dividends remain unpaid for a period of one and one-half years, at which time the Series A holders may vote for the election of up to two directors.

NOTE 6 – OTHER COMPREHENSIVE INCOME

The change in other comprehensive income is as follows for the years ending December 31:

	2000	1999
Foreign Translation Adjustment of Note, net of tax	$88,708	$ -
Other Comprehensive Income	$88,708	$ -

NOTE 7 - PROVISION FOR (BENEFIT FROM) INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

	2000	1999
Federal
Current Provision	$155,589	$159,954
Current Benefit from NOL	(155,589)	(195,954)
Deferred	-	-
Total	$-	$-

State
Current Provision	26,343	27,090
Current Benefit from NOL	(26,343)	(27,090)
Deferred	-	-
Total	$-	$-

Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," requires an assets and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The components of the net deferred tax assets consist of the following.

	2000	1999
Deferred tax assets:
Net operating loss carryforwards	$13,529,000	$13,761,000
Tax credit carryforwards	777,000	777,000
Litigation accrual	14,000	14,000
Gross deferred income tax assets	14,320,000	14,522,000
Valuation allowance	(14,320,000)	(14,522,000)
Total deferred income tax assets	$-	$-

The Company had unused net operating losses for income tax purposes, expiring in various amounts from 2003 through 2014, of approximately $34,691,000 at December 31, 2000 for carryforward against future years’ taxable income. The Company has research and development tax credit carryforwards of approximately $777,000 which expire between 2005 and 2008. However, as a result of the Company’s change of control (See Note 10), these NOLs and tax credits will be limited each year under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

The tax benefit of these losses has been offset by a valuation allowance since management cannot determine that it is more likely than not it will be realized. The valuation allowance decreased by $232,000 and by $303,000 during the years ended December 31, 2000 and 1999, respectively.

NOTE 8 LITIGATION

As of December 31, 2000, the Company faces several lawsuits, two filed by former vendors and one from a customer. The Company believes that adequate provision has been made for any judgments that may be awarded against the Company. As of March 7, 2001, none of these lawsuits had been resolved.

NOTE 9 SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended December 31, 1999, the following non-cash activities occurred. On July 31, 1999, American seized all of the Company’s property and equipment and inventory whose cost reduced the American note:

Book Value of Property and Equipment	$57,547
Cost of Raw Materials Inventory	178,478
Cost of WIP Inventory	160,981
Total Reduction of American Note	$397,006

For the year ended December 31, 2000, the following non-cash activities occurred. On July 11, 2000, $216,229 of the accrued interest on the related party note payable was converted into 914,286 shares of common stock. On July 21, 2000, 175,000 shares of common stock were issued in payment of legal services.

NOTE 10 – LEASE COMMITMENT

On August 14, 2000, the Company signed a three-year lease for office and warehouse space in a building in Miami, Florida. Although the Company is obligated by this lease, its affiliate and an unrelated company have been utilizing the space and paying the rent. The following amounts are due as of December 31:

2001	$96,548
2002	99,444
2003	76,249
$272,241

NOTE 11 – SUBSEQUENT EVENT

On January 3, 2001, the Company entered into an agreement with a private company, Bestfoodonline.com, Inc., to acquire it in a stock for stock exchange. 2,000,000 shares of common stock were issued as a deposit on this transaction. Form 8-K was filed on January 18, 2001 detailing this transaction.

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

Allen Weintraub has served as our President, CEO and a director effective January 2000. During the past five years, Mr. Weintraub has been engaged in the ownership and operation of a private real estate business, including rental properties and marinas in South Florida. From October 1998 to the present, Mr. Weintraub has also owned and operated a private gourmet-food distribution business.

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

During 1999, we paid no executive compensation, because we lacked the cash flow and financial resources.

Mr. Weintraub  joined the Company in July 2000 in connection with the transaction in which Mr. Weintraub and two other persons acquired the American Dream note on December 27, 1999. During the 1999 and 1998 fiscal years neither received any compensation from the Company. See Note 3, Note Payable-Related Party, to the Notes to Financial Statements and Item 11, "Security Ownership of Certain Beneficial Owners and Management" and Item 12, "Certain Relationships and Related Transactions" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    At March 20, 2001, there were 3,252,666 shares issued and outstanding, after the July 2000 1 for 100 reverse stock split. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding shares
Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage of Class(1)
Common Stock	Allen Weintraub (a) 120 NE 179th Street, Miami, FL 33179	2,714,286 (2)	83.4%
Common Stock	Karl Schumer, 9400 South Dadeland Blvd., Suite 600 Miami, FL 44156	175,000	5.4%
Common Stock	Scott Curtis (3) PO Box 800303, Aventura, FL 33280	100,000	3.1%
Common Stock	Timothy Owens(3) PO Box 800303, Aventura, FL 33280	100,000	3.1%
Common Stock	All officers and directors as a group (2 persons)	889,286	88.8%
(1) Based upon 3,252,666 Shares issued and outstanding at March 20, 2001.

(2) In connection with the acquisition of control of the Company by Allen Weintraub and his affiliates in December 1999, Mr. Weintraub and his affiliates were assigned the debt and an option effective December 27, 1999 which was converted into the right to receive 4,096,576 shares. Through October 25, 2000 Mr. Weintraub was issued 714,786 and Messrs. Curtis and Owens were each issued 100,000 of such shares. A remaining 3,182,290 Shares remain to be issued to Messrs. Weintraub, Curties and Owens and/or persons designated by them, based upon their acquisition of the debt. In connection with the Agreement and Plan of Share Exchange between Bestfoodonline.com, which is controlled by Allen Weintraub, the Company issued 2,000,000 Shares to Allen Weintraub and agreed to issue an additional 2,000,000 Shares. See Note 3 to Notes to Financial Statements, regarding the Note Payable-Related Party.

(3) Mr. Weintraub disclaims any beneficial interest in the 100,000 shares owned by Messrs. Curtis and Owens, which were issued in connection with the acquisition of control by Messrs. Weintraub, Curtis and Owens.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In connection with and following his acquisition of control of the Company on December 27, 1999, the Company in July 2000 had a 1 for 100 reverse Share recapitalization. Mr. Weintraub was issued 714,286 Shares with restrictive legend for consideration of the conversion by him of debt assigned to him in the acquisition of control and Mr. Weintraub’s affiliates, Scott Curtis and Timothy Owens were each issued 100,000 Shares in such acquisition. At July 11, 2000 our debt   payable under this acquisition of control was $968,849 inclusive of accrued interest. The debt was convertible into the right to receive 4,096,576 Shares, which is equal to a conversion right of $.2365 per share. Messrs. Weintraub, Curtis and Owens acquired the interest of American Dream International Limited in the Company, including the note, and effected the cancellation of the American Dream option on December 27, 1999. See Note 3, Note Payable-Related Party, to the Notes to Financial Statements above.On July 12, 2000 $752,620 of such debt under the American Dream note was converted into a total of 914,286 Shares and an additional 3,182,290 Shares remain to be issued to Messrs. Weintraub, Curtis and Owens or persons designated by them. Reference is also made to our Annual Report on Form 10-KSB/A for our year ended December 31, 1999 which was filed on November 2, 2000. Mr. Schumer was issued 175,000 shares on July 21, 2000 in consideration for his services as V-P and Secretary of the Company, which shares were valued at $.10 per Share. There was no active market, if any, for our Shares at the date of this transactions, and our Shares were not quoted by the National Quotation Bureau or the electronic pink sheets at such date. As a result, the valuation was arbitrarily determined by management based upon what we reasonably believed was the fair value of the restricted Shares at such time.

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

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (File No. 33-20456-LA)("Form S-18")
10.1	Agreement between American Dream and Messrs. Weintraub, Curtis and Owens dated December 27, 1999 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report for the year ended December 31, 1999 on Form 10-KSB/A filed on November 2, 2000)
10.2	Agreement and Plan of Share Exchange, dated January 18, 2001 by and between the Company and Bestfoodonline.com, Inc. (incorporated by reference to Exhibit 2.1. to the Company's Current Report on Form 8-K dated January 18, 2001)
99.1	Pro forma condensed combined financial statements of the Company and Bestfood at December 31, 2000.

(B) REPORTS ON FORM 8-K

        In a Form 8-K dated January 18, 2001, reporting under Item 4, Acquisition or Disposition of Assets, that pursuant to an Agreement between Bestfoodonline.com, Inc., a Florida corporation (“Bestfood”) and the Company, Bestfood was acquired in a share exchange by the Company on January 3, 2001.

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

By: /s/ Allen Weintraub
Allen Weintraub, President, Chief Executive Officer

By: /s/ Karl Schumer
Karl Schumer, Vice-President and Secretary
Miami, FL
Dated: March 28, 2001

EXHIBIT 99.1

VECTOR HOLDINGS CORPORATION AND BESTFOODONLINE.COM, INC.
UNAUDITED PRO FORMA COMBINED BALANCE SHEET

The following unaudited pro forma condensed combined financial statements reflect the acquisition by the Registrant of BESTFOODONLINE.COM, Inc. in exchange for shares of the Registrant’s Common Stock. The acquisition was accounted for as a stock for stock exchange. The pro forma condensed combined balance sheet assumes the merger took place on January 1, 2000 and combines the December 31, 2000 balance sheet of the Registrant with the December 31, 2000 balance sheet of BESTFOODONLINE.COM, Inc. The pro forma condensed combined statement of operations for the fiscal year ended December 31, 2000 assumes the acquisition took place as of the beginning of the fiscal year and combines the Registrant’s historical results for the fiscal year ended December 31, 2000 with pro forma adjustments. The pro forma condensed combined statements of operations exclude the effect of any nonrecurring charges directly attributable to the acquisition.

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred had the acquisition of BESTFOODONLINE.COM Inc. by the Registrant been consummated at the beginning of the periods presented, nor is it necessarily indicative of future operating results or financial position. These pro forma financial statements are based on and should be read in conjunction with the historical consolidated financial statements and the related notes thereto of the Registrant and BESTFOODONLINE.COM, Inc.

FINANCIAL STATEMENTS
Unaudited Pro Forma Condensed Combined Balance Sheet	34
Unaudited Pro Forma Condensed Combined Statement of Operations	35
Notes to Financial Statements	36

VECTOR HOLDINGS CORP. AND BESTFOODONLINE.COM, INC.
PRO FORMA CONDENSED BALANCE SHEETS DECEMBER 31, 2000 AND 1999

	Vector Holdings		Bestfoodon-	Pro Forma Adjustments		Pro Forma
	Corporation		line.com, Inc.	Debit	Credit	Balance
ASSETS
CURRENT ASSETS			-
Cash and cash equivalents	$84	$		$-		$84
Accounts Receivable, net	-		74,694	-		74,694
Due from (to) Affiliate	60,524		(60,524)	-		-
Inventory	-		125,812	-		125,812
Due from Affiliate	-		22,228	-		22,228
TOTAL CURRENT ASSETS	60,608		162,210	-		222,818

PROPERTY AND EQUIPMENT, net	3,990		834	-		4,,824
OTHER ASSETS	17,000		-	-		17,000
TOTAL ASSETS	$$81,598		$163,044	$-		$244,642
The accompanying Notes to Financial Statements are an integral part of these Financial Statements.

	Vector Holdings	Bestfoodon-	Pro Forma Adjustments		Pro Forma
	Corporation	line.com, Inc.	Debit	Credit	Balance
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES		-
Accounts Payable	$-	$99,920	$-		$99,920
Payroll Taxes Payable	-	23,570	-		23,570
Other Accrued Liabilities	155,362	-	-		155,362
TOTAL CURRENT LIABILITIES	155,362	123,490	-		278,852

LONG TERM OBLIGATION	1,193,209	-	-		1,193,209

TOTAL LIABILITIES	1,349,571	123,490	-		1,472,061

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock	3,253	400	400(1)	2,000(2)	5,253
Preferred Stock	-	-	-		-
Additional Paid in Capital	37,581,079	59,842	2,000(2)	400(1)	37,639,321
(Accumulated Deficit	(38,940,013)	(20,688)			(38,960,701)
Accumulated Other Comprehensive Income	88,708	-			88,708
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,266,973)	39,554			(1,227,419)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	3,990	834	-		4,824
(DEFICIT)	$81,598	$163,044	-		$244,642
See accompanying notes to pro forma condensed combined financial statements.

VECTOR HOLDINGS CORP. AND BESTFOODONLINE.COM, INC.
PRO FORMA CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 19, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000
		Vector Holdings	Bestfoodon-	Distinguiged		Pro Forma adjustments		Pro
		Corporation	line.com, Inc.	Speciality		Credit	Debit	Forma
				Foods, Inc.
SALES	$		$317,852	$371,685	$			$317,852
COST OF SALES			135,871	213,069				348,940
GROSS PROFIT			181,981	158,616				340,597

OPERATING EXPENSES
Marketing and Sales		-	23,277	19,785				43,062
General, Administrative		64,313	179,122	126,721				370,156
TOTAL OPERATING
EXPENSES		64,313	202,399	146,506				413,218

INCOME (LOSS) FROM
OPERATIONS		(64,313)	(20,418)	12,110				(72,621)

OTHER INCOME AND
EXPENSE		-	-	-				-
Forgiveness of Debt		568,589	-					568,589
Miscellaneous Income		30,000	-					30,000
Interest Expenses		(47,817)	(270)	(12,115)				(60,202)
INCOME (LOSS) BEFORE
PROVISION FOR
INCOME TAXES		486,459	(20,688)	(5)				465,766
(PROVISION)/BENEFIT
(FOR INCOME TAXES		-	-	-				-
NET INCOME (LOSS)		486,459	(20,688)	(5)				(465,776)

NET INCOME (LOSS)
PER COMMON SHARE
Basic		$0.11	$(0.00)	$(.05)				$(0.01)
Diluted		$0.08	$(0.00)	$(.05)				$(0.01)
SHARES USED IN COMPUTING NET INCOME
Common Equivalent Shares-Basic		4,549,678	40,000,000	100				44,549,778
Common Equivalent Shares-Diluted		5,810,421	40,000,000	100				45,810,521
See accompanying notes to pro forma condensed combined financial statements.

NOTES TO PRO FORMA CONDENSED COMBINES FINANCIAL STATEMENTS
DECEMBER 31, 2000

On January 3, 2001, the Registrant entered into an agreement with BESTFOODONLINE.COM, Inc. to acquire it in a stock for stock exchange. On July 17, 2000, 2,000,000 shares of the Registrant’s common stock were issued as a deposit on this transaction. When the merger is consummated, the Registrant will issue an additional 2,000,000 shares of its common stock. All assets and liabilities acquired by the Registrant will be recorded at historical values in a manner similar to that of a pooling of interests.

The pro forma condensed combined statements of operations for the fiscal year ended December 31, 2000 exclude the impact of any nonrecurring charges associated with the acquisition.

The unaudited pro forma condensed combined financial statements give effect to the merger of the Registrant and BESTFOODONLINE.COM, Inc. in a manner similar to a pooling of interests accounting basis. The pro forma condensed combined balance sheet assumes the merger took place on January 1, 2000 and combines the December 31, 2000 balance sheet of the Registrant with the December 31, 2000 balance sheet of BESTFOODONLINE.COM, Inc with pro forma adjustments. The pro forma condensed combined statement of operations for the year ended December 31, 2000 assumes the merger took place as of the beginning of the most recently completed fiscal year (January 1, 2000) and combines the Registrant’s historical results for the year ended December 31, 2000 with the historical results of BESTFOODONLINE.COM, Inc. for the same period.

The pro forma condensed combined financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Registrant believes that the disclosures are adequate to make the information not misleading. These pro forma condensed combined financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000 and the financial statements of BESTFOODONLINE.COM, Inc. included in this filing.

On August 24, 2000, BESTFOODONLINE.COM, Inc. purchased all of the assets and accounts payable as of June 30, 2000 of Distinguished Specialty Foods, Inc. (DSF), a corporation whose majority stockholder is BESTFOODONLINE.COM, Inc.’s sole stockholder. Consequently, DSF’s statement of operations for the six months ended June 30, 2000 is included in the proforma condensed combined statement of operations.

Net income per share for each period is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period plus the additional 2,000,000 shares of the Registrant’s Common Stock which will be exchanged for all issued and outstanding shares of BESTFOODONLINE.COM, Inc. Common stock.