Form 10QSB
period 2001-03-31
VECTOR HOLDINGS CORP
filed 2001-05-15
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.01 par value 5,878,000 shares outstanding as of March 31, 2001.

Transitional Small Business Disclosure Format: Yes __ No X

VECTOR HOLDINGS CORPORATION.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VECTOR HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2000	December 31, 2000
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$84	$84
Accounts receivable, net	46,535	74,694
Inventory	122,767	125,812
Due from affiliate	22,978	22,228
Total current assets	192,364	222,818

PROPERTY AND EQUIPMENT, net	4,526	4,824
OTHER ASSETS	18,000	17,000
TOTAL ASSETS	$214,890	$244,642

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$77,359	99,920
Payroll taxes payable	32,769	23,570
Other accrued liabilities	155,362	155,362
Total current liabilities	265,490	278,852

Long-term obligations	1,174,947	1,193,209
TOTAL LIABILITIES	1,440,437	1,472,061

Stockholders' equity (deficit)
Common stock, par value $.01 per
share, 600,000,000 shares authorized;
issued and outstanding: 5,878,000
at March 30, 2001 and December 31, 2000	5,878	3,253

Additional paid-in capital	37,701,196	37,641,321
Accumulated deficit	(39,042,831)	(38,960,701)
Accumulated other comprehensive income	110,210	88,708
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,225,547)	(1,227,419)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$214,890	$244,642
See accompanying notes to unaudited condensed consolidated financial statements.

VECTOR HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)
	Three Months Ended March 31	Three Months Ended March 31
	2001	2000

Net Sales	$150,086	$168,302
Cost of sales	51,810	127,306
Gross profit (loss)	98,276	40,996

Operating expenses
Marketing and Sales	13,990	10,437
General and administrative	162,966	60,104
Total operating expenses	176,956	70,541
Income (loss) from Operations	(78,680)	(29,544)

Other income (expense)
Miscellaneous income	-	10,000
Interest expense	(3,450)	(25,551)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(82,130)	(45,095)

(PROVISION) BENEFIT FOR INCOME	-	-

NET INCOME (NET LOSS)	$(82,130)	$(45,095)
NET INCOME (LOSS) PER SHARE-Basic and Diluted	$(0.01)	$(0.01)
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES-BASIC	5,849,888	4,107,280
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES-DILUTED	9,032,178	8,203,856
See accompanying notes to unaudited condensed consolidated financial statements.

VECTOR HOLDINGS CORPORATION AND SUBSIDIARY
(Formerly Vector Aeromotive Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)
	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net profit (loss)	$(82,130)	$(45,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Stock issued for officers' compensation	62,500	-
(Increase) decrease in:	298
Accounts receivable	28,159	6,298
Inventories	3,045	15,596
Due from related parties	(750)	-
Other assets	(1,000)	-
Increase (decrease) in
Accounts payable	(22,561)	2,736
Payroll taxes payable	9,199	2,821
Other accrued liabilities	-	-
NET CASH USED IN OPERATING ACTIVITIES	(3,240)	(17,644)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party (net)	3,240	17,590
NET CASH FROM (USED IN) FINANCING ACTIVITIES:	3,240	17,590

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	-	(54)
CASH AND EQUIVALENTS, BEGINNING PERIOD	84	54
CASH AND EQUIVALENTS, END OF PERIOD	84	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	3,450	25,551
Income Tax	-	-
See accompanying notes to unaudited condensed consolidated financial statements.

VECTOR HOLDINGS CORPORATION AND SUBSIDIARY
(Formerly Vector Aeromotive Corporation)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the  Annual Report of Vector Holdings Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

2. Payables to Related Parties

As of March 31, 2001, the Company owed a total of $313,901 to Automobili Lamborghini S.p.A., and $861,046 to OPM Management of Florida, Inc., an affiliate of Allen Weintraub.

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

As used in this Quarterly Report,  the terms  "we", "us", "our" and the "Company" mean Vector Holdings Corporation, a Nevada corporation, formerly Vector Aeromotive Corporation. We changed our name to Vector Holdings Corporation on June 26, 2000 because we were no longer in the automotive business.

It should be noted that subsequent to our year ended December 31, 2000, we entered into an agreement to acquire all of the shares of Bestfoodonline.com, Inc.("Bestfood") effective in January 2001, as reported in our Form 8-K filed on January 18, 2001. We state in each item of this Quarterly Report on Form10-QSB whether the disclosure relates to the Company, Bestfood or both entities on a consolidated basis.

Recent Acquisition of Bestfoodonline.com

Pursuant to an Agreement and Plan of Share Exchange dated January 3, 2001 (the "Agreement") between Bestfoodonline.com Inc., a Florida corporation, the shareholders of Bestfood and the Company, Bestfoodonline.com Inc., ("Bestfood") was acquired in a share exchange by the Company (the "Acquisition"). Reference is made to the Company's Form 8-K Report filed on January 18, 2001, which is incorporated by reference. The Agreement was adopted by the unanimous consent of the Board of Directors of the Company, Bestfood and approved by the sole shareholder of Bestfood, Allen Weintraub. This Quarterly Report for the period ended March 31, 2001, includes the unaudited consolidated financial statements reflecting the Acquisition by the Company of Bestfood.

Business of Bestfoodonline.com

Bestfoodonline.com, Inc. ("Bestfood"), a Florida corporation, was founded in January 2000 as an online food store, marketing high quality specialty foods. In July 2000, Bestfood acquired the assets, including the clients/customer base, of Distinguished Specialty Foods, Inc., a Florida corporation ("Distinguished"), which was formed in October 1998 to engage in the business of wholesale distribution of a wide variety of specialty food products principally to the hospitality industry. The hospitality industry includes, airlines, hotels, restaurants and resorts. The present business of the Company is the wholesale distribution of specialty food products to the hospitality industry and we also distribute our products on a wholesale basis to certain supermarkets. Bestfood is headquartered at 120 NE 179th Street, Miami, FL and is a full-service wholesale food distributor. In addition, we have also commenced operations of a web site for the sale and distribution of specialty food products over the Internet. See "Internet Distribution" below. The description of the business of Bestfood includes the operations acquired in the transaction with Distinguished.

Bestfood believes that it is one of the growing regional wholesale food distributors in South Florida with distribution throughout South Florida and the Florida Keys, as well as to island resorts in the Bahamas and Caribbean. Bestfood supplies a wide selection of food products and our product list includes specialty food products such as caviar, foie gras, exotic meats, wild mushrooms and truffle products, imported spices, imported pastas and cheeses, imported olives and olive oils, imported chocolates and other specialty food products including Asian, Indian and Jamaican ethnic specialties. We sell and deliver our specialty food products to more than 500 business customers principally in the hospitality industry. Bestfood offers its customers a dependable supply and prompt delivery of over 950 specialty food items at competitive prices. While a vast majority of our sales are to wholesale customers, we have commenced direct retail sales through our web site, www.Bestfoodonline.com offering our full line of products.

Results of Operations

During the three-month period ended March 31, 2001, we had net sales of $150,086 compared to net sales of $168,302 during the same period of the prior year. Our costs of sales were $51,810 during the three-months ended March 31, 2001 and $127,306 during the three-months ended March 31, 2000. We improved our gross profit from $40,996 or 24% during the three-month period ended March 31, 2000 to $98,276 or 65% during the three-month period ended March 31, 2001. Our operating expenses increased from $70,541 during the three-month period ended March 31, 2000 to $176,956 during the three-month period ended March 31, 2001. This increase was mainly due to an increase in general and administrative expenses. Our net loss from operations during the three-months ended March 31, 2001 increased to $78,680 from $29,544 during the same period of the prior year. We incurred interest expenses of $3,450 and $25,551 during the three-month periods ended March 31, 2001 and 2000, respectively. Our net loss for the three-month period ended March 31, 2000 was $82,130 compared to a net loss of $45,095 during the same period in the prior year or an increase of 82%. A significant portion of our increased net loss was the result of of $62,500 in non-cash expense related to the issuance of shares for officers' services to the Company.

Liquidity and Capital Resources

At March 31, 2001 and December 31, 2000, we had current assets of $192,364 and $222,818, respectively. Our current assets at March 31, 2001 and December 31, 2000 was comprised principally of accounts receivable and inventory. At March 31, 2001 and December 31, 2000, we had inventory of $122,767 and $125,812, respectively.

We had total current liabilities of $265,490 at March 31, 2001 compared to $278,852 at December 31, 2000. We reduced our accounts payable during the three-month period ended March 31, 2001 by $22,561 from $99,920 at December 31, 2000. We had $32,769 of payroll taxes payable at March 31, 2001. We still reflect an indebtedness to Automobili Lamborghini S.p.A., Automobili Lamborghini U.S.A.in the amount of $313,901, and to OPM Management of Florida, Inc. in the amount of $861,046, under long-term liabilities. Mr. Weintraub is an affiliate of OPM. See Note   to Notes to Condensed Consolidated Financial Statements attached to this Quarterly Report. Our total liabilities were $1,440,437 and $1,472,061 at March 31, 2001 and December 31, 2000, respectively.

Our net cash used in operating activities decreased from $17,644 during the three-month period ended March 31, 2000 to $3,240 used during the three-month period ended March 31, 2001. This decrease was principally attributable due to non-cash compensation to officers and a decrease in accounts receivable. We have no cash outflow for investing activities. We financed our negative cash flow from operations through proceeds from the issuance of notes to related parties.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 8 to the Notes to Financial Statements which are included in our Annual Report on Form 10-KSB for the year ended December 31, 2000, which is incorporated by reference. There is presently pending an action in the Circuit Court of the 4th Judicial Circuit, Duval County, FL, Mahoney, Adams & Kreiser, P.A. v. Vector Aeromotive Corporation, seeking recovery of $35,000 in legal fees. We believe that we have meritorious defenses against the plaintiff but we cannot at this time determine whether we will prevail on the merits or whether any judgment against us will have a material adverse effect on us. We have reserved as settlement payable the amount of $35,000 as part of other accrued liabilities on our balance sheet. We were also party to an arbitration, Dwight Yarde v. Vector Aeromotive, before the 13th Judicial Circuit, Hillsborough County, FL. While we lost the arbitration and were ordered to pay Yarde's' out-of-pocket expenses of approximately $76,000, a condition to such payment was the obligation of Yarde to return to us the Vector automobile. We understand that Yarde has sold the vehicle to a third party and as a result, we believe we have no further obligation to Yarde on this matter. In TNA Custom Auto Trim, Inc. v. Vector Aeromotive Corporation, a matter pending in the 4th Judicial Circuit, Duval County, FL, we are alleged to have breached a contract to provide plaintiff with interior design work to Vector automobiles. We have engaged counsel to defend this action, and settlement discussions have commenced. We do not believe that the action has merit. However, the outcome of this action cannot be determined at this time and it is possible that an adverse judgment could have a material adverse effect upon us. As of March 31, 2001, no dispute has been resolved.

Item 2. Changes in Security

During the three-month period ended March 31, 2001, we issued to Allen Weintraub 2 million restricted shares pursuant to the Acquisition of Bestfood and also issued Mr. Weintraub a total of 450,000 restricted shares in lieu of cash compensation, for serving as our president and chief executive officer during 2000 and 2001 (225,000 restricted shares for each year). We also issued to Karl J. Schumer in lieu of cash compensation 175,000 restricted shares for serving as our vice president and secretary. The restricted shares were issued in reliance upon the exemption from the registration requirements of the Section Act of 1933, as amended (the "Act") based upon Section 4(2) under the Act.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description
3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Annual Report on Form 10-K for 1994 and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Registration Statement on Form S-18, file #33-20456-LA and incorporated herein by reference)
13	The Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, previously filed and the Annual Reports on Form 10-KSB for the years ended 2000, 1999 and 1998, which are incorporated herein by reference.

(b) Form 8-K.

We filed a Current Report on Form 8-K dated January 18, 2001, reporting under Item 4, Acquisition or Disposition of Assets, that pursuant to an Agreement between Bestfoodonline.com, Inc.and the Company dated January 3, 2001, all of the shares of Bestfood were acquired from the former sole shareholder of Bestfood, Allen Weintraub.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR HOLDINGS CORPORATION
By: /s/ Allen Weintraub
Allen Weintraub, President and Director
Dated: May 15, 2001
Miami, FL