Form 10QSB
period 2001-06-30
VECTOR HOLDINGS CORP
filed 2001-08-15
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value 9,477,666 shares outstanding as of June 30, 2001.

Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

VECTOR HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2000	Dec. 31, 2000
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$84
Accounts receivable, net	6,734	74,694
Inventory	94,276	125,812
Due from affiliate	22,978	22,228
Total current assets	123,988	222,818

PROPERTY AND EQUIPMENT, net	4,227	4,824
OTHER ASSETS	21,500	17,000
TOTAL ASSETS	$149,715	$244,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$37,181	99,920
Payroll taxes payable	42,775	23,570
Other accrued liabilities	155,362	155,362
Total current liabilities	235,318	278,852

Long-term obligations	1,165,220	1,193,209
TOTAL LIABILITIES	1,400,538	1,472,061

Stockholders' equity (deficit)
Common stock, par value $.001 per
share, 600,000,000 shares authorized;
issued and outstanding: 9,477,666
at June 30, 2001 and 3,252,666 at December 31, 2000	9,478	3,253

Additional paid-in capital	37,697,596	37,641,321
Accumulated deficit	(39,079,414)	(38,960,701)
Accumulated other comprehensive income	121,517	88,708
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,250,823)	(1,227,419)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$149,715	$244,642
See accompanying notes to unaudited condensed consolidated financial statements.

VECTOR HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (Unaudited)
	Three Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30	Six Months Ended June 30
	2001	2000	2001	2000
		(restated)		(restated)
Net Sales	$92,943	$203,383	$243,029	$371,685
Cost of sales	54,060	85,763	105,870	213,069
Gross profit (loss)	38,883	117,620	137,159	158,616

Operating expenses
Marketing and Sales	1,542	9,347	15,532	19,784
General and administrative	87,070	85,164	250,036	145,268
Total operating expenses	88,612	94,511	265,568	165,052
Income (loss) from Operations	(49,729)	23,109	(128,409)	(6,436)

Other income (expense)
Other income	16,350	5,000	16,350	15,000
Interest expense	3,204	26,487	6,654	52,038

NET INCOME (NET LOSS)	$(36,583)	$1,622	$(118,713)	$(43,474)
NET INCOME (LOSS) PER SHARE-Basic	$(0.00)	$0.00	$(0.02)	$(0.01)
NET INCOME (LOSS) PER SHARE-Diluted	$(0.00)	$0.00	$(0.01)	$(0.00)
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES-BASIC	7,930,413	6,107,280	7,890,373	6,107,280
WEIGHTED AVERAGE COMMON AND COMMON
EQUIVALENT SHARES-DILUTED	11,112,703	10,203,856	11,072,663	10,203,856
See accompanying notes to unaudited condensed consolidated financial statements.

VECTOR HOLDINGS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (Unaudited)
	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated)
Net loss	$(118,713)	$(43,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	597	-
Stock issued for officers' compensation	62,500	-
(Increase) decrease in:
Accounts receivable	67,960	(9,178)
Inventories	31,536	(23,092)
Due from related affiliate	(750)	-
Prepaid expenses and other assets	(4,500)	(200)
Increase (decrease) in
Accounts payable	(62,739)	20,288
Payroll taxes payable	19,205	7,978
Other accrued expenses	-	29,251
NET CASH USED IN OPERATING ACTIVITIES	(4,904)	(18,427)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party (net)	4,820	18,427
NET CASH PROVIDED BY FINANCING ACTIVITIES:	4,820	18,427

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	$(84)	$ -
CASH AND EQUIVALENTS, BEGINNING PERIOD	$84	$55
CASH AND EQUIVALENTS, END OF PERIOD	$ -	$55

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$52,038	$6,654
Income Tax	$ -	$ -
See accompanying notes to unaudited condensed consolidated financial statements.

VECTOR HOLDINGS CORPORATION AND SUBSIDIARY
Notes to unaudited condensed consolidated financial statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Financial Statements contained in the  Annual Report of Vector Holdings Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

2. Payables to Related Parties

As of June 30, 2001, the Company owed a total of $302,594 to Automobili Lamborghini S.p.A., and $862,626 to OPM Management of Florida, Inc., an affiliate of Allen Weintraub.

3. Restatement of Financial Statements

Although the merger with BESTFOODONLINE.COM, INC. did not occur until January 1, 2001, the statements of operations and statements of cash flow for the periods ended June 30, 2000 were restated for comparative purposes as if the merger had occurred December 31, 1999.

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

Recent Acquisition of Bestfoodonline.com

Pursuant to an Agreement and Plan of Share Exchange dated January 3, 2001 (the "Agreement") between Bestfoodonline.com Inc., a Florida corporation, the shareholders of Bestfood and the Company, Bestfoodonline.com Inc., ("Bestfood") was acquired in a share exchange by the Company (the "Acquisition"). Reference is made to the Company's Form 8-K Report filed on January 18, 2001, which is incorporated by reference. The Agreement was adopted by the unanimous consent of the Board of Directors of the Company, Bestfood and approved by the sole shareholder of Bestfood, Allen Weintraub. This Quarterly Report for the period ended June 30, 2001, includes the unaudited consolidated financial statements reflecting the Acquisition by the Company of Bestfood.

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

Results of Operations

During the three-month period ended June 30, 2001, we had net sales of $92,943 compared to net sales of $203,383 during the same period of the prior year. Our costs of sales were $54,060 during the three-months ended June 30, 2001 and $85,763 during the three-months ended June 30, 2000. Our operating expenses decreased from $94,511 during the three-month period ended June 30, 2000 to $88,612 during the three-month period ended June 30, 2001. This decrease was mainly due to decreasing marketing expenses. General and administrative expenses increased only slightly. We had a loss from operations of $49,729 during the three-months ended June 30, 2001 compared to an income from operations of $23,109 during the same period of the prior year. We incurred interest expenses of $3,204 and $26,487 during the three-month periods ended June 30, 2001 and 2000, respectively. Our net loss for the three-month period ended June 30, 2001 was $36,583 compared to a net income of $1,622 during the same period in the prior year.

Liquidity and Capital Resources

At June 30, 2001 and December 31, 2000, we had current assets of $123,988 and $222,818, respectively. Our current assets at June 30, 2001 and December 31, 2000 were principally comprised of accounts receivable, inventory and funds due from an affiliate. At June 30, 2001 and December 31, 2000, we had inventory of $123,988 and $222,818, respectively. Out total assets decrease by 39% to $149,715 at June 30, 2001 compared to $244,642 at December 31, 2000.

We had total current liabilities of $235,318 at June 30, 2001 compared to $278,852 at December 31, 2000. We reduced our accounts payable from $99,920 at December 31, 2000 to $37,181 at June 30, 2001. We had $42,775 of payroll taxes due at June 30, 2001. Other accrued liabilities were $155,362 at June 30, 2001. We still reflect an indebtedness to Automobili Lamborghini S.p.A. in the amount of $302,594 and to OPM Management of Florida, Inc. in the amount of $862,626, under long-term liabilities. Mr. Weintraub is an affiliate of OPM. See aslo Note 2 to Notes to Condensed Consolidated Financial Statements. Our total liabilities were $1,400,538 and $1,472,061 at June 30, 2001 and December 31, 2000, respectively.

Our net cash used in operating activities decreased from $18,427 during the six-month period ended June 30, 2000 to $4,904 used during the six-month period ended June 30, 2001. This decrease was principally attributable due to non-cash compensation to officers and a decrease in accounts receivable. We had no cash used in investing activities. We financed our negative cash flow from operations through proceeds from the issuance of notes to related parties.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 8 to the Notes to Financial Statements which are included in our Annual Report on Form 10-KSB for the year ended December 31, 2000, which is incorporated by reference.

Item 2. Changes in Security

During the three-month period ended June 30, 2001, we issued 2 million restricted shares to Allen Weintraub pursuant to the Acquisition of Bestfood, which acquisition took place during the first quarter. The restricted shares were issued in reliance upon the exemption from the registration requirements of the Section Act of 1933, as amended (the "Act") based upon Section 4(2) under the Act.

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

(b) Form 8-K.

During the three months ended June 30, 2001, we filed no Current Report on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR HOLDINGS CORPORATION
By: /s/ Allen Weintraub
Allen Weintraub, President and Director
Dated: August 14, 2001
Miami, FL