Form 10QSB
period 2001-09-30
VECTOR HOLDINGS CORP
filed 2001-11-09
CIK 830664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 000-17303

                           VECTOR HOLDINGS CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                   65-1021346
          ------                                   ----------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                  identification No.)


             19495 Biscayne Blvd., Ste 807, Aventura, Florida 33180
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 466-2410
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
November  8,  2001:  9,477,666
















                          TABLE OF CONTENTS
                          -----------------



PART I. FINANCIAL INFORMATION
-------------------------------
                                                            Page
                                                            -----
  Item 1. Financial Statements (Unaudited)                    3-6
  Item 2. Management's Discussion and Analysis               7-15

PART II. OTHER INFORMATION
-----------------------------

  Item 1.Legal Proceedings                                     15
  Item 2.Changes in Securities                                 15
  Item 3.Default Upon Senior Securities                        15
  Item 4.Submission of Matters to a Vote of Security Holders   15
  Item 5.Other Information                                     15
  Item 6.Exhibits and Reports on Form 8-K                      15






PART I. FINANCIAL INFORMATION
-------------------------------
                                                             Page
                                                             -----
Condensed Consolidated Balance Sheets -
September 30, 2001 (Unaudited) and December 31, 2000.           3

Condensed Consolidated Statements of Operations- For the
Three and Nine Months Ended September 30, 2001 and 2000         4

  Condensed Consolidated Statements of Cash Flows- For the
  Nine Months Ended September 30, 2001 and 2000.                5

  Notes to Unaudited Condensed Consolidated Financial
  Statements                                                    6


















                        VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                          (Unaudited)
                                                          Sept. 30, 2001   Dec. 31, 2000
               ASSETS
               ------
CURRENT ASSETS:
--------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $    -0-   $         84
Accounts receivable, net . . . . . . . . . . . . . . . . . . .     6,734         74,694
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .    94,276        125,812
Due from affiliate . . . . . . . . . . . . . . . . . . . . . .     2,500         22,228
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .   103,510        222,818
                                                                ---------  -------------

PROPERTY, PLANT, AND EQUIPMENT, NET. . . . . . . . . . . . . .       656          4,824
--------------------------------------------------------------

OTHER ASSETS:
--------------------------------------------------------------
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,000         17,000
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . .     1,000         17,000
                                                                ---------  -------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $105,166   $    244,642
                                                                ========   =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------

CURRENT LIABILITIES
--------------------------------------------------------------
Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $ 17,620   $     99,920
Payroll taxes payable. . . . . . . . . . . . . . . . . . . . .    47,056         23,570
Other accrued liabilities. . . . . . . . . . . . . . . . . . .    34,924        155,362
Excess of outstanding checks over bank balance . . . . . . . .    19,466            -0-
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .   119,066        278,852

LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . . . . . .       -0-      1,193,209
--------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------
Common stock ($.001 par value, 600,000,000 shares authorized;
9,477,666 and 3,252,666 issued and outstanding at
September 30, 2001 and December 31, 2000, respectively). . . .     9,477          3,253
Additional paid in capital . . . . . . . . . . . . . . . . . .    50,765     37,641,321
Retained earnings (deficit). . . . . . . . . . . . . . . . . .   (74,142)   (38,960,701)
Accumulated other comprehensive income . . . . . . . . . . . .       -0-         88,708
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) . . . . . . . . . . . . .   (13,900)    (1,227,419)
                                                                ---------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $105,166   $    244,642
                                                                ========   =============

See accompanying notes to financial statements





                                  VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE AND NINE MONTHS ENDED SEPTMBER 30, 2001 AND 2000

                                      Three             Three             Nine              Nine
                                      Months Ended      Months Ended      Months Ended      Months Ended
                                      Sept. 30, 2001    Sept. 30, 2000    Sept. 30, 2001    Sept. 30, 2000
                                      --------------    --------------    --------------    --------------
REVENUES:
------------------------------------
Sales. . . . . . . . . . . . . . . .  $       159,995   $       154,210   $       252,938   $       525,895
Cost of Sales. . . . . . . . . . . .          (67,136)         (102,140)         (121,196)         (315,209)
GROSS PROFIT . . . . . . . . . . . .           92,859            52,070           131,742           210,686
                                      ----------------  ----------------  ----------------  ----------------

EXPENSES:
------------------------------------
Selling, general and administrative.           97,147            62,540           185,759           227,322
TOTAL EXPENSES . . . . . . . . . . .           97,147            62,540           185,759           227,322
                                      ----------------  ----------------  ----------------

OPERATING LOSS . . . . . . . . . . .  $        (4,288)  $       (10,470)  $       (54,017)  $       (16,636)

OTHER INCOME (LOSS). . . . . . . . .          (11,074)          (24,100)            2,072           (61,408)

NET INCOME . . . . . . . . . . . . .  $       (15,362)  $       (34,570)  $       (51,945)  $       (78,044)
                                      ===============   ===============   ===============   ================
  Net Income per Share -
  basic and fully diluted. . . . . .  $            **   $            **   $         (0.01)  $         (0.01)
                                      ===============   ===============   ===============   ================
  Weighted Average Shares. . . . . .        9,477,666        10,203,856         6,204,714        10,203,856
                                      ================  ================  ================  ================

** Less than $.01









                 See accompanying notes to financial statements






                              VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                                  2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (51,945)  $(78,044)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        450        900
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .     62,500        -0-
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     67,960     (9,178)
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31,536    (25,680)
Due from affiliate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,728        -0-
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,000        -0-
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,500)      (200)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . .   (179,252)    95,541
Excess of outstanding checks over bank balance. . . . . . . . . . . . . . . .     19,466        -0-
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . .    (18,057)   (16,661)
                                                                               ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------------------
Proceeds from related party note, net . . . . . . . . . . . . . . .  . . . . .     8,973     16,661
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . .      8,973     16,661
                                                                               ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .     (9,084)         0
                                                                               ---------   ---------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      84         55
                                                                               ---------   ---------
END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -0-   $     55
                                                                               =========   =========
SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
-----------------------------------------------------------------------------
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .  $  62,500   $    -0-
                                                                               =========   =========









                 See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           VECTOR HOLDINGS CORPORATION
                         September 30, 2001 (Unaudited)


ITEM 1.
-------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE
----------------------------------------

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

BASIC & FULLY DILUTED
----------------------
                     Three          Three          Nine           Nine
                     Months Ended Months Ended Months Ended Months Ended Sept. 30, 2001 Sept. 30, 2000 Sept. 30, 2001 Sept. 30, 2000
                     -----------------------------------------------------------
Net income (loss)     $    (15,362)    $  (34,570)     $(51,945)    $   (78,044)

Less- preferred stock dividends
                              -0-           -0-            -0-             -0-

Net income (loss)     $    (15,362)    $  (34,570)     $(51,945)    $   (78,044)
                      ----------------------------------------------------------
Weighted average number
Of common shares         9,477,666     10,203,856     6,204,714      10,203,856
                      ----------------------------------------------------------
Basic& Fully Diluted
Income (loss) per share $     **       $    **         $  (.01)     $    (.01)
                      ==========================================================
** Less than $0.01






ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

     With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future sales and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to competitive conditions involving E-commerce, and the sales of specialty food products over the Internet.

General  Description  of  Business
----------------------------------

     As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Vector Holdings Corporation, a Nevada corporation, formerly Vector Aeromotive Corporation. We changed our name to Vector Holdings
Corporation on June 26, 2000 because we were no longer in the automotive business.

     Subsequent to our year ended December 31, 2000, we entered into an agreement to acquire all of the shares of Bestfoodonline.com, Inc. ("Bestfood") effective in January 2001, as reported in our Form 8-K filed on January 18, 2001.

Recent  Acquisition  of  Bestfoodonline.com
-------------------------------------------

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

Business  of  Bestfoodonline.com
--------------------------------

     Bestfoodonline.com, Inc. ("Bestfood"), a Florida corporation, was founded in January 2000 as an online food store, marketing high quality specialty foods. In July 2000, Bestfood acquired the assets, including the clients/customer base, of Distinguished Specialty Foods, Inc., a Florida corporation ("Distinguished"), which was formed in October 1998 to engage in the business of wholesale distribution of a wide variety of specialty food products principally to the hospitality industry. The hospitality industry includes, airlines, hotels, restaurants and resorts. The present business of the Company is the wholesale distribution of specialty food products to the hospitality industry and we also distribute our products on a wholesale basis to certain supermarkets. Bestfood is headquartered at 19495 Biscayne Blvd, Ste 807 - Aventura, FL 33180 and is a full-service wholesale food distributor. In addition, we have also commenced operations of a website for the sale and distribution of specialty food products over the Internet. See "Internet Distribution" below. The description of the business of Bestfood includes the operations acquired in the transaction with Distinguished.

Internet  Commerce
------------------

     The Internet is a worldwide series of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the technological capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services. According to statistics reported by the Computer Industry Almanac, there are projected to be 110 million Internet users in the United States by the end of 1999, and nearly 14 million users in Canada by year-end. Of this number, approximately 25% purchase goods and services online, according to a December 1999 study by Scarborough Research.

     Historically, the Internet has been accessible principally through personal computers. Recently, several companies have announced "Web TV" products designed for attachment to television sets for the purpose of allowing access to the Internet without the need for a personal computer. Although these products do not permit the full range of functions provided by personal computers, they do permit many of the features of the Internet to be viewed on television sets. Management believes that such advances in Internet technology are expected to substantially increase the number of businesses who will shop online by accessing the Internet. Already, online purchases have increased 100% in the past year, according to a November, 2000 study by Yankelovich Partners, Inc.

     The term "Internet commerce" encompasses the use of the Internet for selling goods and services. The use of the Internet as a marketing and advertising tool is enhanced by the ability to communicate information through the Internet to a large number of individuals, businesses and other entities.

     Because of the "virtual" nature of electronic commerce, the online presence for certain merchants can significantly reduce or eliminate the costs of maintaining a physical retail facility. Online merchants can also achieve significant savings by eliminating traditional product packaging, print advertising and other point of purchase materials. Marketing on the Internet can be especially advantageous for smaller companies because it removes many physical and capital barriers to entry and serves to level the competitive playing field by allowing smaller companies to effectively compete with larger companies.

Internet  Security
------------------

     One of the largest barriers to a potential customer's willingness to conduct commerce over the Internet is the perceived ability of unauthorized persons to access and use information about the user, such as credit card account numbers, social security numbers and bank account information. Concerns about the security of the Internet include the authenticity of the user (i.e., is the user accurately identified), verification and certification methods of who these users are, and privacy protection for access to private information transmitted over the Internet. However, recent advances in this area have greatly reduced the possibility of such unauthorized access or use. Our web host employs state-of-the-art encryption software to ensure the privacy and protection of our customers. We have not experienced any occasion in which a user's credit card was misappropriated while transacting business on Bestfoodonline.com.


Products  and  Services
-----------------------

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

Risk  Factors.
--------------

     Additional  Capital  Requirements.

     The Company has limited capital. Our primary sales are derived from the sale of a limited number of goods and services online to limited markets, and these sales are presently dependent upon the services provided by our alliances with our food distributors. If our alliances with our suppliers end, it is likely that we cannot continue as a going concern. We have limited capital to increase our sales force or to expand operations; accordingly, without additional capital, growth will be limited.

     Economic  Considerations.

     Any substantial downturn in economic conditions could significantly depress discretionary consumer spending and have a material adverse effect on Bestfoodonline's business operations. At any given time, because of the search and comparison-shopping capabilities using the Internet, it is possible to locate items similar to that sold by the Company at competitive or lower prices. Inflation may also affect the future availability of favorable terms or financing rates for Bestfoodonline or its customers, and deflation may also affect sales derived from these operations.

     Reliance  on  Existing  Management.

     Our operations are primarily dependent upon the experience and expertise of Allen Weintraub, President. The loss of any of our management may have a material adverse effect on our present and contemplated business operations. Our success is also dependant upon our ability to attract and retain qualified management, administrative and sales personnel to support our anticipated future growth, of which there can be no assurance. The Company does not carry key man insurance upon the lives of any of our directors or executive officers.


     Lack  of  Dividends.

     We have not paid and do not expect to pay any cash dividends with respect to our common stock in the foreseeable future. We presently have limited revenues and capital. Without substantial increases in revenues and capital, it would be impossible to pay cash dividends.

     Limited  Market  for  Common  Stock.

     There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of Vector Holdings Corporation is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Vector Holdings Corporation or our common stock.

       Risks  Associated  with  Execution  of  Growth  Strategy.

     A principal component of our growth strategy is to partner with additional merchants and service providers that will allow their goods and services to be sold through our Web site, and to attract additional customers. Our ability to execute our growth strategy depends on a number of factors including, (i) Bestfoodonline's ability to acquire these goods and services and related opportunities on economically feasible terms; (ii) our ability to obtain the capital necessary to finance the expansion and to pay any necessary sales, marketing and operational expenditures; and (iii) our ability to manage potentially rapidly growing operations effectively and in a manner which will result in significant customer satisfaction. There can be no assurance that we will be successful in any of these respects.

     Internet  and  Information  Systems

     We rely upon the accuracy and proper utilization of our Internet and information system to provide timely distribution services, manage our sales and track our customers' purchase and sale information. To manage our growth, we are continually evaluating the adequacy of our existing systems and procedures and continue to update and integrate critical functions. We anticipate that we will regularly need to make capital expenditures to upgrade and modify our Internet and information systems, including software and hardware, as we grow and the needs of our business changes. There can be no assurance that we will anticipate all of the demands that our expanding operations will place on our information system. The occurrence of a significant system failure or our failure to expand or successfully implement its systems could have a material adverse effect on our operations and financial results.

     Dependence  On  Technical  Employees

     The success of our Internet services business depends in large part upon our ability to attract and retain highly skilled technical employees in competitive labor markets. There can be no assurance that we will be able to attract and retain sufficient numbers of skilled technical employees. The loss of existing technical personnel or difficulty in hiring or retaining technical personnel in the future could have a material adverse effect on our operations and financial results.

     Delivery  Time

     Bestfoodonline does not have a significant backlog of business since our vendors normally deliver and/or install products and services purchased by our customers within one to seven days from the date of order. Accordingly, backlog is not material to our business or indicative of future sales. From time to time, we may experience difficulty in obtaining products from our major vendors as a result of general industry conditions. In addition, in the Internet industry, one to three day delivery options are becoming commonplace. If we are unable to deliver products to our customers within a short time period, we may experience loss of sales.

     Rapid  Technological  Change

     As with all Internet companies, our success will depend in part on our ability to develop Internet solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our operating results and financial condition.

     Competition;  Low  Barriers  to  Entry.

     We expect competition to persist, intensify and increase in the retail and wholesale Internet industry in the future. There are thousands of individuals and companies that sell goods and services similar to those offered by Bestfoodonline. Almost all of our current and potential competitors have longer operating histories, larger installed customer bases, and longer relationships with clients and vendors, and significantly greater financial, technical, marketing and public relation resources than we do. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our business, financial condition, results of operations and prospects, and similar actions by competitors could materially adversely affect our present and proposed business operations, results of operations, financial condition and prospects.

     In addition, our ability to generate customers will depend to a significant degree on the uniqueness and quality of our products and services and our reputation among our customers and potential customers, compared with the quality of similar services provided by, and the reputations of, Bestfoodonline's competitors. To the extent that we lose customers to our competitors because of dissatisfaction with our services, or our reputation is adversely affected for any other reason, our business, results of operations, financial condition and prospects could be materially adversely affected.

     There are relatively low barriers to entry into Bestfoodonline's targeted business. Anyone can attempt to purchase and sell the goods and services, which we purchases and market. Accordingly, we are likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

     Acquisitions

     We may consider acquiring the assets and operations of other companies in order to expand our business. Integration of acquisitions may involve a number of risks that could have a material adverse effect on our operating results and financial condition, including: restructuring charges associated with the acquisitions and other expenses associated with a change of control; non-recurring acquisition costs such as accounting and legal fees; investment banking fees; amortization of acquired intangible assets; recognition of transaction-related obligations and various other acquisition-related costs; diversion of management's attention; difficulties with retention, hiring and training of key personnel; and risks of incurring unanticipated problems or legal liabilities.

     Although we would conduct due diligence, hire outside independent financial and accounting consultants, and generally require representations, warranties and indemnifications from the former owners of any acquisition candidates, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company's financial or operating results were misrepresented, or the acquired company otherwise failed to perform as anticipated, the acquisition could have a material adverse effect on the operating results and financial condition of the Company.

     Risks  of  "Penny  Stock."

     Vector Holdings Corporation's common stock (OTC BB: VHLD) may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $.25 and $5.00 per share over the past several years, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

     Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

    NASD  OTC  Bulletin  Board  Quotations.

     Our common stock is currently quoted on the OTC Bulletin Board under the trading symbol 'VHLD.'

RESULTS OF OPERATIONS
---------------------

For  the  Three  Months  Ended  September  30,  2001  and  2000.

Sales
-----

          Sales for the three months ended September 30, 2001 were $159,995 versus sales of $154,210 for the comparable period in 2000, an increase of 4%. This increase in revenues was primarily attributable to the Company's aggressive marketing campaign and growing brand awareness. Revenues consisted of sales of our specialty food products. We plan to accelerate growth of sales in 2002 by increasing expenditures on marketing and growing public awareness of products.

     Expenses
     --------

          Selling, general and administrative expenses for the three-month period ended September 30, 2001 were $ 97,147, versus $62,540 for the comparable period in 2000, an increase of 55%. Expenses increased as a result of the transition of the Company to new offices, management fees for acquisition searches and the related expenses with being actively traded on the OTC BB. We anticipate incurring approximately the same amount of these expenses during the remainder of the current fiscal year.

          We also expect increases in certain expenses such as advertising through fiscal 2002 as the Company moves toward increasing development and marketing of our products.

Cost  of  Sales
---------------

          One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

          Cost of sales for the three months ended September 30, 2001 was $67,136 versus $102,140 for the same period in 2000. The decrease was due to the focus on increasing in the Company's sales for higher margin products during the period. Gross product margins and product prices remained relatively constant during the year.

Impact  of  Inflation
---------------------

          We believe that inflation has had a negligible effect on operations during the year. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends,  Events,  and  Uncertainties
------------------------------------

     Demand for our products will be dependent on, among other things, market acceptance of the Bestfoodonline.com concept, the quality of our Web site and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of its products, our business operations may be adversely affected by our competitors and prolonged recessionary periods.

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Nine  Months  Ended  September  30,  2001  and  2000.

          Cash flows used in operations were $18,057 for the nine months ended September 30, 2001 versus cash used of $16,661 for the same period in 2000. Negative cash flows for the quarter were primarily from the net loss from operations and a reduction in accounts payable and accrued expenses, which were $51,945 and $179,252, respectively. This was partially offset by a decrease in operating assets.

          Cash flows generated from financing activities were $8,973 for the nine months ended September 30, 2001 versus $16,661 in the same period in 2000. The cash flows during the nine months ended September 30, 2001 reflected related party borrowing during the period.

          We have funded our cash needs from inception through September 30, 2001 with a series of related party, debt, and equity transactions, including private placements.

          We will substantially rely on the existence of revenue from product sales and from the projected revenues of www.Bestfoodonline.com. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of www.Bestfoodonline.com fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first six months of fiscal 2002 will significantly affect the cash position of the Company and move the us toward a position where the raising of additional funds through equity or debt financing will be necessary.

          On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. We are considering launching a wide scale marketing and advertising campaign. Our current available capital and revenues are not sufficient to fund such a campaign. If we choose to launch such a campaign it well require substantially more capital. If necessary, we plan to raise this capital through an additional follow-on stock offering. The funds raised from this offering will be used to develop and execute the marketing and advertising strategy, which may include the use of television, radio, print and Internet advertising. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans.


PART II. OTHER INFORMATION
--------


Item  1.  Legal  Proceedings
-------

     The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

Item  2.  Changes  in  Securities
-------

None.

Item  3.  Defaults  upon  Senior  Securities
-------

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
-------

None.

Item  5.  Other  Information
-------

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K
-------

     (a)  Exhibits
          --------
3. Articles of Incorporation with amendments and bylaws are incorporated by reference to Exhibit No. 1 of Form 10-KSB filed in 1994.

     (b)  Reports  on  Form  8-K
          ----------------------
     Form 8-K was filed on October 29, 2001 to announce the change in auditors from Grassano Accounting, P.A. to Bongiovanni and Associates, P.A.







                           --SIGNATURE PAGE FOLLOWS--





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VECTOR HOLDINGS CORPORATION
                                   ---------------------------
                                        (Registrant)


                                        /s/ Allen Weintraub
Date:  November 8, 2001                 ________________________
                                        Allen Weintraub
                                        President