Form 10KSB
period 2001-12-31
VECTOR HOLDINGS CORP
filed 2002-04-15
CIK 830664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 000-17303

                           VECTOR HOLDINGS CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                              65-1021346
     -----------                              ----------
(State or other jurisdiction of       (IRS Employer identification
incorporation or organization)                     No.)


             19495 Biscayne Blvd., Ste 807, Aventura, Florida 33180
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 466-2411
                                 --------------
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                      $0.001 Par Value Common Voting Stock
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $533,269

As of April 1, 2002 there were 4,407,702 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($.18) reported by brokers), held by non-affiliates was approximately $793,386. Transitional Small Business Disclosure Format (check one): Yes [ ] No[X]

Number of shares of common stock outstanding as of April 1, 2002: 4,407,702

Number of shares of preferred stock outstanding as of April 1, 2002: 2,500,000












                The rest of this page is left intentionally blank
                -------------------------------------------------

















                                     PART I
                                     ------

Item 1. Business

Overview  of  Business
----------------------

     As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Vector Holdings Corporation, a Nevada corporation, formerly Vector Aeromotive Corporation. We changed our name to Vector Holdings
Corporation on June 26, 2000 because we were no longer in the automotive business.

     Subsequent to our year ended December 31, 2000, we entered into an agreement to acquire all of the shares of Bestfoodonline.com, Inc. ("Bestfood") effective in January 2001, as reported in our Form 8-K filed on January 18, 2001. We now operate in the gourmet food business as described below.

Acquisition  of  Bestfoodonline.com

     Pursuant to an Agreement and Plan of Share Exchange dated January 3, 2001 (the "Agreement") between Bestfoodonline.com Inc., a Florida corporation, the shareholders of Bestfood and the Company, Bestfoodonline.com Inc., ("Bestfood") was acquired in a share exchange by the Company (the "Acquisition"). Reference is made to the Company's Form 8-K Report filed on January 18, 2001, which is incorporated by reference. The Agreement was adopted by the unanimous consent of the Board of Directors of the Company, Bestfood and approved by the sole shareholder of Bestfood, Allen Weintraub. This annual report for the year ended December 31, 2001, includes the consolidated financial statements reflecting the Acquisition by the Company of Bestfood.

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

Building a Bestfoodonline.com Brand Identity and Awareness
----------------------------------------------------------

     We intend to build brand identity through the functionality, quality, convenience, and value of the online services we offer. We also intend to aggressively market our services through promotions and advertising, as a means to further establish brand-name recognition. We currently advertise in magazines and with billboards located on Highway 95 in Miami, Florida.

Provide a Superior Shopping and Order Experience
------------------------------------------------

     We are committed to providing our online users with a superior experience in all aspects of our services. Our shopping cart solution provides users with user-friendly, highly functional and cost-effective shopping tools, convenient delivery service options, and a host of customer support and services designed to ensure our customers satisfaction.

Expand  Into  New  Geographic  Markets  and  Further  Penetrate Existing Markets
--------------------------------------------------------------------------------

     We plan to increase revenues and realize economies of scale by aggressively expanding into new metropolitan markets and increasing penetration in our existing markets. We believe that we can achieve competitive cost advantages in our target markets through the combination of warehouse facilities and our growing online presence. As of December 31, 2001, we had approximately 1,400,000 visits on our web site that was launched in November 2000. We expect to have increasing visits to our user friendly web site. We have averaged on a monthly basis approximately 100,000 visits to our web site during the first quarter of 2002.





Business Strategy
-----------------

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

     We are pursuing Bestfood's goals of increasing our customer base and attracting new customers by:

(i)  providing  products  to  our  customers  at  very  competitive  prices,

(ii)assisting our wholesale customers in being able to quickly adapt to changes in consumer preferences and changes in the marketplace, and

(iii) offering our business customer a variety of support services typical of those offered by large food distributor chains to their customers. See the discussions under "Product Pricing" and "Purchasing" below. We provide our wholesale customers with the competitive advantages associated with large purchasing power and extensive support services similar to those of far larger wholesale food distributors, while providing each customer retains our regional focus and flexibility to respond to local demographics and market conditions.

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

Purchasing
----------

     Our business strategy involves assisting our wholesale food customers in quickly adapting to changes in consumer preferences and changes in the marketplace so they remain competitive. We continually change and expand our product lines to enhance our product offerings to meet changing consumer demands.

     Bestfood purchases specialty food products for resale to wholesale customers from approximately 10 importers and other suppliers in the United States. Therefore, we do not require any import licenses and we are not dependent on any single supplier to meet customers' demands. We believe that our size enables us to purchase products at competitive prices. We monitor available pricing of our specialty food products on a continuous basis and use our buying power to secure products at the best terms available.

     We time our purchases of specialty food products from our suppliers, to the extent consistent with our growing demand, when prices are advantageous. In particular, we purchase sufficient quantities of certain staple items when offered at a discount, if justified, after giving effect to carrying costs. We use our working capital, loans from related parties, and short-term credit from suppliers to cover our inventory costs and do not currently have any long-term debt.

     Our wholesale food distribution service sells a wide variety of specialty food items such as caviar, exotic meats, wild mushrooms and truffle products, imported spices, imported pastas and cheeses, imported olives and olive oils, imported chocolates and other specialty food products including Asian, Indian and Jamaican ethnic specialties. We deliver to more than 20 business customers principally in the hospitality industry including airlines, hotels and restaurants, supermarkets and resorts.

Inventories
-----------

     Our procedure is to manage our inventory on a "just-in-time" basis and our inventory typically averages approximately $50,000 at any given time. At December 31, 2001, our inventory was slightly higher, $59,627, due to seasonal factors including the holiday season in our South Florida, the Florida Keys and island resort markets. Our sales generally increase during the winter months because of increased tourism related to the hospitality industry in our market areas in South Florida, the Florida Keys, and the resort islands. We remain committed to effective inventory management, which is an integral part of our business strategy. See "Purchasing" and "Order Processing and Distribution."

Order Processing and Distribution
---------------------------------

     Bestfood produces and distributes price lists with periodic updates including special pricing on select items indicating our wholesale prices to customers for each of our more than 500 specialty food products. Customer place orders either by telephone or via our web site "www.bestfoodonline.com" to our distribution facility in Aventura, Florida. In addition, our sales personnel use telemarketing and e-mail to advise our wholesale food customers of price and products specials available from time to time.

     We make our deliveries by FedEx, DHL, and contract carriers and via trucks leased directly by us. We do not own trucks at this time.

     Our warehouse uses a computerized warehouse locator/inventory control system, which monitors product movement and provides efficiency in the handling, storage, and retrieval of products.

     Goods sold to customers are billed on a weekly basis with payment generally due the following week. We review customers' credit histories on an individual basis extend terms up to thirty days when appropriate.



Product Pricing
---------------

     We use the "cost plus" method of pricing products sold to customers. Under the "cost plus" method of pricing, products are sold to the customer at landed vendor invoice cost. The customer is also charged a service fee and a delivery fee based upon the characteristics of the particular order. The fee structure includes incentives to encourage customers to increase their purchases from us and to order and accept merchandise for delivery more efficiently, thereby increasing our efficiency. Over the past two years, our "cost plus" pricing system, together with efficiencies in purchasing operations, has resulted in more competitively priced goods and have placed us in a stronger market position.

Customer Base and Principal Markets
-----------------------------------

     We supply approximately 20 business customers in South Florida, the Florida Keys and resort islands. Our business customers include companies such as United Airlines, Walt Disney, Hyatt Hotels, Four Season Hotels, Marriott Hotels and Whole Food Supermarkets, among others. For the year ended December 31, 2001 a substantial percentage of our sales (approximately 21%) were to a single customer and we do not have any written agreement or purchase commitment with such customer. Reference is made to our audited financial statements, Note H, for December 31, 2001 (Concentration of Risk) about this risk. We do not have nor do we require any supply agreements to secure our sources of specialty food products for resale to our customers. Our suppliers do not require any minimum purchase requirements by dollar or amount and category of goods and are subject to adjustments.

Risk  Factors.
--------------

    Limited  Operating  History.

     We have had limited operations since our reorganization, and since becoming Vector Holdings Corporation in January 2001. We have accumulated $492,586 in losses for our first two years of operations and none of our operations have proven successful. There can be is no assurance that we can profitably market our present products and services.

     Operating  Results.

     We had limited net revenues ($533,269) and substantial losses ($471,898) for the year ended December 31, 2001.

     The net loss shown for the period ending December 31, 2001 reflects primarily revenues and expenses from Bestfoodonline, which is our wholly owned subsidiary. All financial statements included herein have been presented on a consolidated basis.




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

    Governmental Regulation

     Because of the fact that we do not import our specialty food products directly, we are not required to have any import licenses. However, as a distributor of food products, we are subject to federal, state and local laws and regulations governing the processing, purchase, handling, sale and transportation of our food products, and are subject to the jurisdiction of the Food and Drug Administration ("FDA"), the Interstate Commerce Commission ("ICC") and the United States Department of Agriculture ("USDA"). We believe that we are in material compliance with all FDA, ICC, USDA and other federal, state and local laws and regulations governing our business. We do not believe that we will be materially adversely affected by changes, if any, in the laws and regulations applicable to our business.

     Risks  of  "Penny  Stock."

     Vector Holdings Corporation's common stock (OTC BB: VCTH) may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $.25 and $5.00 per share over the past several years, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

    NASD  OTC  Bulletin  Board  Quotations.

     Our common stock is currently quoted on the OTC Bulletin Board under the trading symbol 'VCTH.'

     Patents, Trademarks, Licenses, Franchisees, Concessions, Royalty Payments or Vendor Contracts.

     We have secured the use of Bestfoodonline.Com on the Internet, which cannot be used to access any other Web site as long as we remain current with our Internet registration of the name. Agreements and licenses with our vendors are oral agreements, cancelable upon notice by either party. We have no direct control over the cancellation of these contracts, and if they are canceled, it may hinder our ability to be profitable or to continue operations.

Item  2.  Properties

     Vector Holdings Corporation maintains offices at 19495 Biscayne Blvd, Ste 807, Aventura, Florida. We occupy 900 square feet of administrative office space and 1,200 square feet of warehouse space for which we pay a total of $3,025 per month. We lease on a month to month basis. The rent terms approximate fair market value within the local area. We believe that we currently have sufficient space and computer systems to carry on our operations for the foreseeable future.

Item  3.  Legal  Proceedings

     As of December 31, 2001, the Company faces several lawsuits filed by various former vendors. The Company has accrued $17,000 for a judgment filed against the Company by a former landlord. The amount is probable of payment under Statement of Financial Accounting Standards No. 5. The Company believes that adequate provision has been made for all other judgments that may be awarded against the Company.

     We may in the future become party to other legal actions in the ordinary course of our specialty food distribution business. We cannot predict the outcome of any legal actions that may be commenced in the future, if any. However, we believe that any outcome of these proceedings, or all of them combined, will not have a material adverse effect on our financial position or our existing specialty food distribution business.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No  matter  was  submitted  to  a  vote  during  the  fourth  quarter.



                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a) The principal market in which the Company's common stock is traded is the Over-the-Counter Bulletin Board. The table below presents the high and low bid price for the Company's common stock each quarter during the past two years and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. The Company obtained the following information from brokers who make a market in the Company's securities.



                      Bid
                      ---
Quarter Ended     Low     High
-------------     ---     ----

03/31/00      $   .50     $.04
06/30/00          .15      .01
09/30/00         1.00      .01
12/31/00         1.00     1.00
03/31/01         1.00    14.00
06/30/01         3.50    14.00
09/30/01          .80     3.50
12/31/01          .20      .80

(b)  Holders.

     The number of record holders of the Company's securities as of the date of this report is approximately 2071.

(c)  Dividends.

     We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. The future dividend policy of Vector Holdings Corporation cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Item  6.  Management's  Discussion  and  Analysis

General
-------

     Our financial information contained under this Item is post-discontinued automotive operations and Pre-Merger with Bestfood. As a result, the summary information contained herein should not be used in evaluating the Company or its future prospects.

     We are filing this Annual Report for the year ended December 31, 2001 that contains our audited financial statements for 2001 and 2000. It also contains complete updated disclosure for the periods after the year ended December 31, 2001 under all items other than the financial statements.

Selected Financial Data
-----------------------

For  the  years  ended  December  31,  2001  and  2000.

                                         2001          2000
                                         ----          ----

     Revenues                         $533,269      $689,537

     Net  Loss                        (471,898)      (20,688)
     Net  Loss  per  Common  Share        (.06)         (.02)
     Weighted  Average  Common
      Shares  Outstanding            8,156,833     2,602,771








At  December  31,  2001  and  2000

                                         2001          2000
                                         ----          ----

     Total  Assets                    $68,041       $86,008
     Working  Capital  Deficit       (157,922)      (94,754)
     Shareholders'  Deficit          (156,266)     (189,716)

No  dividends  have  been  declared  or  paid  during  the  period  presented.

Results of Operations
---------------------

For  the  Years  Ended  December  31,  2001  and  2000.

Sales

          Revenues for the year ended December 31, 2001 were $533,269 versus $689,537 in net revenues for the year ended December 31, 2000, a decrease of $156,268 or 22%. Sales consisted of food products from our Bestfoodonline subsidiary. The primary decrease in sales was due to the last quarter of 2001 where we realized a sharp decline in sales due to the terrorist attacks of September 11, 2001. Subsequent to year end, operations have steadily increased and we expect to continue in revenue growth during 2002.

          We plan to accelerate growth of sales in fiscal 2002 by increasing expenditures on marketing, establishing more sub websites and strategic relationships and growing public awareness of our products.

Income  /  Loss

          Net loss for the year ended December 31, 2001 was $471,898 as compared to a net loss of $20,688 in the comparable period in 2000. The change in net income was primarily attributable to an increase of general and administrative expenses in accounting and legal expenses, consulting fees, contract labor and payroll expenses which were $74,437, $255,000, $81,155 and $108,847, respectively.

          The Company expects to continue to incur losses at least through fiscal 2002 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.


Expenses

          Selling, general and administrative expenses for the year ended December 31, 2001 were $742,055 versus $348,900 in the comparable period in 2000. The following increases in expenses were noted during the year ended December 31, 2001:
     Accounting and legal expenses were $74,437 during the year to maintain active trading status of the Over the Counter Bulletin Board (OTC BB).
     Consulting fees were $255,000 primarily due to common stock issued to professional to assist the company in its development strategy.
     Contract labor and salaries were $81,155 and $108,847, respectively due to additional staff hired to administer our operations and market our products and services.

          We anticipate incurring approximately the same amount of these expenses during fiscal 2002, except for approximately $50,000 in consulting fees related to trading on the Over the Counter Bulletin Board, which were one time charges for 2001.

          We expect increases in certain expenses such as advertising through fiscal 2002 as the Company moves toward increasing development and marketing of our products and services.

Cost  of  Sales

          One of the largest factors in the variations in the cost of sales as a percentage of net sales is the cost of products.

          Cost of sales for the period ended December 31, 2001 was $283,212 versus $348,940 in the comparable period in 2000. The decrease was primarily attributable to a decrease in sales for the year. Gross margins and product prices remained relatively constant during the year.

Impact  of  Inflation

     We believe that inflation has had a negligible effect on operations during the period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends,  Events,  and  Uncertainties

     Demand for the Company's products will be dependent on, among other things, market acceptance of the Company's concept, the quality of its Web site and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.



Liquidity  and  Capital  Resources
----------------------------------

For  the  Years  Ended  December  31,  2001  and  2000.

          Cash flows used in operations were a negative $84 for the year ended December 31, 2001 versus $347 in the comparable period in 2000. Negative cash flows from operating activities were primarily attributable to the net loss from operations offset by common stock issued for services and decreases in receivables, inventory and due from related parties.

          Cash flows from investing activities were $-0- during the year ended December 31, 2001 versus cash used of $718 during 2000. The Company did not make any acquisitions of property, plant and equipment during the year.

          Cash flows generated from financing activities were $-0- for the year ended December 31, 2001 versus $400 in the comparable period in 2000. The Company sold $400 of common stock during 2000.

          We have funded our cash needs from inception through December 31, 2001 with a series of related party, debt and equity transactions.

          We will substantially rely on the existence of revenue from the product sales and from the projected revenues of www.bestfoodonline.com. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of www.bestfoodonline.com fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the second half of fiscal 2002 will significantly affect the cash position of the Company and move us toward a position where the raising of additional funds through equity or debt financing will be necessary.

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




Item  7.  Financial  Statements

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders:
VECTOR HOLDINGS CORPORATION and Subsidiary

We have audited the accompanying consolidated balance sheet of Vector Holdings Corporation (a Nevada corporation) and its wholly owned subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vector Holdings Corporation (a Nevada corporation) and its wholly-owned subsidiary as of December 31, 2001, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Bongiovanni & Associates
Pompano Beach, Florida
March 22, 2002







                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001
                                =================




                                                      ASSETS
                                                      --------

CURRENT ASSETS
----------------------------------------------------
  Cash . . . . . . . . . . . . . . . . . . . . . . .  $   -0-
  Accounts receivable. . . . . . . . . . . . . . . .    4,258
Inventory. . . . . . . . . . . . . . . . . . . . . .   59,627
  Due from related party . . . . . . . . . . . . . .    2,500
                                                      --------
  TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .   66,385
                                                      --------

PROPERTY, PLANT & EQUIPMENT
  Office equipment . . . . . . . . . . . . . . . . .    1,825
  Accumulated depreciation . . . . . . . . . . . . .   (1,169)
                                                      --------
      NET PROPERTY, PLANT & EQUIPMENT                     656
                                                      --------

OTHER ASSETS
----------------------------------------------------
  Deposit. . . . . . . . . . . . . . . . . . . . . .    1,000
                                                      --------
    TOTAL OTHER ASSETS . . . . . . . . . . . . . . .    1,000
                                                      --------

      TOTAL ASSETS . . . . . . . . . . . . . . . . .  $68,041
                                                    ==========
















    The accompanying notes are an integral part of these consolidated financial statements.


                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                December 31, 2001
                                =================




LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------


CURRENT LIABILITIES
------------------------------------------------
  Accounts payable and accrued expenses. . . . .  $ 148,276
  Overdrawn bank balances. . . . . . . . . . . .        420
  Due to related party . . . . . . . . . . . . .     75,611
                                                  ----------
    TOTAL CURRENT LIABILITIES. . . . . . . . . .    224,307
                                                  ----------

COMMITMENTS
------------------------------------------------

STOCKHOLDERS' DEFICIT
------------------------------------------------
  Preferred stock ($.10 par value, non-voting,
   5,000,000 shares authorized, no shares
   issued and outstanding) . . . . . . . . . . .        -0-
Common stock ($.001 par value; 600,000,000
   shares authorized, 9,477,664 shares issued
   and outstanding). . . . . . . . . . . . . .        9,478

Additional paid-in-capital . . . . . . . . . . .    326,842
  Retained deficit . . . . . . . . . . . . . . .   (492,586)
                                                  ----------

TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . .   (156,266)
                                                  ----------
                                                    $68,041
                                                   ==========













    The accompanying notes are an integral part of these consolidated financial
    ---------------------------------------------------------------------------
                                   statements.
                                   -----------



                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================





                                                          2001        2000
                                                     ---------    ---------
 REVENUE

  Sales . . . . . . . . . . . . . . . . . . . . . .  $  533,269   $  689,537
  Cost of Sales . . . . . . . . . . . . . . . . . .    (283,212)    (348,940)
                                                     -----------  -----------
  GROSS PROFIT. . . . . . . . . . . . . . . . . . .     250,057      340,597
                                                     -----------  -----------

SELLING, GENERAL & ADMINISTRATIVE  EXPENSES
---------------------------------------------------

  Selling, General and Administrative . . . . . . .     742,055      348,900
                                                     -----------  -----------
  TOTAL EXPENSES. . . . . . . . . . . . . . . . . .     742,055      348,900
                                                     -----------  -----------

  OPERATING LOSS. . . . . . . . . . . . . . . . . .  $ (491,998)  $   (8,303)

OTHER INCOME AND EXPENSE
---------------------------------------------------

    Interest Expense. . . . . . . . . . . . . . . .         -0-      (12,385)
  Rental Income . . . . . . . . . . . . . . . . . .      20,100          -0-
                                                     -----------  -----------
Total Other Income (Expense). . . . . . . . . . . .      20,100      (12,385)
                                                     -----------  -----------


  NET (LOSS). . . . . . . . . . . . . . . . . . . .  $ (471,898)  $  (20,688)
                                                     ===========  ===========

Basic and diluted net (loss) per common share . . .  $     (.06)  $     (.02)
                                                     ===========  ===========

Weighted average common shares - basic and diluted.   8,156,833    1,342,028
                                                     ===========  ===========







    The accompanying notes are an integral part of these consolidated financial
    ---------------------------------------------------------------------------
                                   statements.
                                   -----------


                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000


                                                        2001       2000

CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------
  Net (loss) . . . . . . . . . . . . . . . . . . .  $(471,898)  $(20,688)
  Adjustments to reconcile net (loss) to net cash
  provided by  (used in) operating activities:
  Depreciation . . . . . . . . . . . . . . . . . .        178        209
  Common stock issued in exchange for services . .    268,600        -0-
  (Increase) decrease in operating assets:
   Receivables . . . . . . . . . . . . . . . . . .     70,436    (33,977)
   Inventory . . . . . . . . . . . . . . . . . . .     66,185    (57,351)
   Due from related parties, net . . . . . . . . .     24,053     38,496
   Deposit . . . . . . . . . . . . . . . . . . . .     (1,000)       -0-
  Increase in operating liabilities:
   Overdrawn bank balances . . . . . . . . . . . .        420        -0-
   Accounts payable & accrued expenses . . . . . .      7,786     73,658
                                                    ----------  ---------

    NET CASH PROVIDED BY
    (USED IN) OPERATING ACTIVITIES . . . . . . . .        (84)       347
                                                    ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------
Purchases of property, plant and equipment . . . .        -0-       (718)

    NET CASH USED IN
    INVESTING ACTIVITIES . . . . . . . . . . . . .        -0-       (718)
                                                    ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------
Proceeds from sales of common stock. . . . . . . .        -0-        400
                                                    ----------  ---------









    The accompanying notes are an integral part of these consolidated financial statements.


                            VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                         For the Years Ended December 31, 2001 and 2000
                         ==============================================



    NET CASH PROVIDED BY
    FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . .  $         -0-  $400
                                                                     ------------   ----

    NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                      (84)    29

Cash and cash equivalents, beginning of year. . . . . . . . . . . .            84     55
                                                                     -------------  ----

  CASH AND CASH EQUIVALENTS,
  END OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -0-  $ 84
                                                                     =============  =====





SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

Supplemental disclosures of cash flow information for the years ended December
31, 2001 and 2000 is summarized as follows:


Cash paid during the years for:
                                      2001   2000

  Income Taxes . . . . . . . . .  $   -0 -  $ -0-
                                  ========  =====

  Interest . . . . . . . . . . .  $    -0-  $ -0-
                                  ========  =====

NON-CASH FINANCING ACTIVITES:
--------------------------------

Common stock issued for services  $268,600  $ -0-
                                  ========  =====









    The accompanying notes are an integral part of these consolidated financial
    ---------------------------------------------------------------------------
                                   statements.
                                   -----------

                                     ------


                                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 For the Years Ended December 31, 2001 and 2000
                                 ==============================================





                                                                                           Additional
                                              Preferred Stock            Common Stock      Paid-in   Retained
                                      Shares           Amount         Shares     Amount    Capital   Deficit
                                      ---------------  -------------  ---------  --------- --------- ----------

Balances, January 1, 2000
                                                  -0-            -0-    107,279        108      -0-        -0-
                                      ---------------  -------------  ---------  ---------  -------  ----------
Common stock issuances . . . . . . .              -0-            -0-  3,145,345      3,145   59,842        -0-

Net loss for the year. . . . . . . .              -0-            -0-        -0-        -0-      -0-    (20,688)

Balances, January 1, 2001. . . . . .              -0-  $         -0-  3,252,664  $   3,253 $ 59,842  $ (20,688)

Common stock issued for merger . . .              -0-            -0-  4,000,000      4,000      -0-        -0-

Common stock issued in settlement of
 debt. . . . . . . . . . . . . . . .              -0-            -0-    625,000        625      -0-        -0-

Common stock issued for services . .              -0-            -0-  1,600,000      1,600  267,000        -0-

Net loss for the year. . . . . . . .              -0-            -0-        -0-        -0-      -0-   (471,898)
                                    ----------------------------------------------------------------------------
Balances, December 31, 2001. . . . .              -0-  $         -0-  9,477,664  $   9,478 $326,842  $(492,586)
                                      ---------------  -------------  ---------  --------- --------  ----------

















    The accompanying notes are an integral part of these consolidated financial
    ---------------------------------------------------------------------------
                                   statements.
                                   -----------

                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Nature  of  Business  -  Vector  Holding Corporation (formerly Vector Aeromotive
--------------------
Corporation) (the "Company") was incorporated December 23, 1988 under the laws of the State of Nevada. The Company was engaged in the design, development, manufacturing and marketing of exotic sports cars. The Company suspended operations in November 1996. On July 22, 1997, the Company entered into a restructuring agreement that resulted in the Company's resuming operations on a limited basis. This resumption of operations was not successful and all automotive operations ceased on July 31, 1999. These operations were sold in 2000 at which time the Company temporarily became a public shell. Vector
Holdings Corporation had no recent operating history or financial position before this merger.
On January 3, 2001, the Company acquired 100% of the outstanding common stock of Bestfoodonline.com, Inc. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No.16 wherein the Bestfoodonline.com, Inc. stockholders retained the majority of the outstanding common stock of the Company after the merger. The Company's officer and majority stockholder was also an officer and sole stockholder of Bestfoodonline.com, Inc.

Effective on January 3, 2001, the Company essentially began operations as a gourmet food company and wholesale distributor of specialty foods throughout the United States of America and the Caribbean. On January 19, 2000, Bestfoodonline.com, Inc. was incorporated under the laws of the State of Florida.

Accounts  Receivable  -  Accounts  receivable are charged to bad debt expense as
--------------------
they  are  deemed  uncollectible  based  upon a periodic review of the accounts.

Property,  Plant,  and  Equipment - Property, plant and equipment is recorded at
---------------------------------
cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method and other methods that approximate the straight-line method. It is calculated over a recovery period as prescribed by management of 5 years for office equipment.

When property, plant and equipment is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as gain or loss.




                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------------

Inventory  - Inventory is stated at the lower of cost or market value, using the
---------
first-in,  first-out  (FIFO)  method  and  consists  of  food  items.

Cash  and  Cash  Equivalents  - For purposes of the Statement of Cash Flows, the
----------------------------
Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue  Recognition-  Revenue  from  sales  is recognized when the products are
--------------------
shipped and invoiced to the customer, provided collection of the resulting receivable is probable and the earnings process is complete. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected.

Income  Taxes  -  Income  taxes are provided for the tax effects of transactions
-------------
reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The income tax benefit consists of taxes currently refundable due to net operating loss carryback provisions for federal and state governments. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. There are no other deferred income tax assets or liabilities required to be recorded or disclosed in accordance with Statement of Financial Accounting Standards No.109.

Advertising  -  The  Company  charges  the  costs of advertising to expense when
-----------
incurred.








                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------------

Use  of  Estimates  - The preparation of financial statements in conformity with
------------------
generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards
---------------------------
Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. There were no material items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Earnings  (Loss)  per  Share  -  The  Company  adopted  Statement  of  Financial
----------------------------
Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share for 2001 and 2000.

Long-Lived  Assets  -  The  Company  periodically reviews the values assigned to
------------------
long-lived assets, such as property, plant, and equipment, to determine whether any impairment are other than temporary.

Fair  Value  of  Financial  Instruments  -  The  carrying  amounts  of financial
---------------------------------------
instruments including accounts receivable, inventory, accounts payable and accrued expenses approximated fair value because of the immediate short-term maturity of these instruments.







                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE B - COMMITMENTS
--------------------

The Company leases its warehouse in South Florida under a month-to-month oral operating agreement. The Company sub-leases a portion of the warehouse to an unrelated party. The Company leases its executive offices in Aventura, Florida under a non-cancelable operating lease that expires on November 30, 2002. Future minimum rental payments as of December 31, 2001 is as follows:

Year                                 Amount
----                                 ------

2002                              $  17,259
                                  ---------
                                  $  17,259
                                  =========

Rent expense for 2001 and 2000 was $42,009 and $18,000, respectively.

NOTE  C - INCOME TAXES
----------------------

The Company has approximately $493,000 of federal and state net operating losses available that expire in various years through the year 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2001 consists of net operating loss carryforward calculated using federal and state effective tax rates equating to approximately $99,000 less a valuation allowance in the amount of approximately $99,000, respectively. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $95,000 for the year ended December 31, 2001.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.








                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================


NOTE  C - INCOME TAXES (CONT')
------------------------------

The Company's total deferred tax asset as of December 31, 2001 is as follows:

     Net operating loss carryforwards          $    99,000
     Valuation allowance                           (99,000)
                                               ------------

     Net deferred tax asset                    $         --
                                               ============

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 generally establishes a standard framework which to measure impairment of long-lived assets and expands the Accounting Principles Board ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to include a component of the entity (rather than a segment of the business). SFAF No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its financial condition and cash flows.









                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE E - STOCKHOLDERS' DEFICIT
------------------------------

During the year ended December 31, 2001, the Company issued 1,600,000 free-trading shares of its common stock for services to consultants. The stock issued was valued at the market price at the time of issuance, giving an aggregate value of $267,000. This amount was expensed during the year ended December 31, 2001 and is included in the accompanying financial statements.

During the year ended December 31, 2001, the Company issued 4,000,000 restricted shares of its common stock to its majority stockholder and officer in exchange for 100% of the common stock of Bestfoodonline.com, Inc., an entity formerly owned 100% by the Company's majority stockholder and officer. The aforementioned shares included a contractually agreed upon 2,000,000 common share penalty associated with the delay in timing of the merger.

During the year ended December 31, 2001, the Company issued 625,000 shares of its common stock to an unrelated entity in exchange for settlement of a prior debt relating to the Company's former automotive operations. The Company is committed to issue an additional 2,757,290 common shares to several unrelated entities for the same purpose.

NOTE F - RELATED PARTY TRANSACTIONS
-----------------------------------

Included in the accompanying balance sheet at December 31, 2001 is a receivable from a party related through the Company's officer and majority stockholder.

Included in the accompanying balance sheet at December 31, 2001 is a payable to a separate related entity that is owned by the Company's officer and majority stockholder.

On September 15, 2000, the related party filed a Uniform Commercial Code Financing Statement (Form UCC-1) with the State of Florida against the Company as debtor. Accordingly, all assets of the Company are security for this debt.

NOTE G - CONCENTRATIONS
-----------------------

The Company has a major customer that accounted for $109,354 and $296,500 or 21% and 43% of the Company's total revenue for 2001 and 2000, respectively. These represents a concentration of a credit risk that existed during 2001 and could make the Company vulnerable to the risk of a near-term severe impact in the event it loses this customer. At December 31, 2001, there was no amount due from this customer.



                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE H - GOING CONCERN
----------------------

As shown in the accompanying consolidated audited financial statements, the Company has incurred losses from operations, has a deficit book value, has overdrawn bank accounts, has received numerous Notices of Federal Tax Liens from the Internal Revenue Service for unpaid payroll taxes, has all of its assets fully pledged, has a negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and enter strategic acquisitions.

The Internal Revenue Service has issued a Notice of Federal Tax Lien for approximately $33,000 to the subsidiary of the Company for unpaid payroll taxes from 1998 to 2000. Included in the Statement of Operations and Balance Sheet for 2001 is an estimate of unpaid penalties and interest computed on these unpaid payroll taxes.

NOTE J - LITIGATION
-------------------
As of December 31, 2001, the Company faces several lawsuits filed by various former vendors. The Company has accrued $17,000 for a judgment filed against the Company by a former landlord. The amount is probable of payment under Statement of Financial Accounting Standards No. 5. The Company believes that adequate provision has been made for all other judgments that may be awarded against the Company. None of the other lawsuits have yet been resolved.

NOTE K - SUBSEQUENT EVENTS
--------------------------

Subsequent to December 31, 2001, the Company reverse split its common stock on a 1 for 25 basis based on the approval of its Board of Directors and a majority vote of the Company's shareholders. The financial statements have been retroactively restated for the stock split. Due to the reverse split, the Company issued additional 1,248 common shares to unrelated entities to round fractional common shares.

In addition, subsequent to year-end, the Company issued 225,000 and 175,000 restricted common shares to two its officers for services to be rendered in 2002. The officer who received 175,000 common shares resigned from the Company after year-end.




                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2001 and 2000
                 ==============================================

NOTE K - SUBSEQUENT EVENTS (CONT.)
----------------------------------

After year-end, the Company entered a mutually signed letter of intent to purchase a fast food concession in the South Florida area. The proposed purchase price would be $85,000, payable in cash, in exchange for the acquisition of store equipment, leasehold improvements, food, paper, and beverage products.

After year-end, the Company also entered a mutually signed letter of intent to purchase certain intangibles and equipment from a related company in the South Florida area. The proposed purchase price will be 500,000 restricted shares of the Company's common stock. These shares were placed on deposit with the company subsequent to year-end.

During August of 2001, the Company entered in to a signed Purchase and Sale Agreement for a proposed purchase of a hotel in South Florida. The agreed upon purchase price of the contract was $16,000,000; however, the transaction has not closed by the date of this report. The agreement has been mutually extended indefinitely. Management deems the chances of closing as remote in accordance with the definitions of Statement of Financial Accounting Standards No. 5 given the state of uncertainty and lack of a firm equity or debt financing commitment to date.

After year-end, the Company issued 600,000 shares of its common stock to an unrelated entity in exchange for development of the Company's corporate web site.

After year-end, the Company issued 2,500,000 shares of its preferred stock to an officer in exchange for services to be rendered.


Item 8. Changes with and Disagreements With Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2001 the Company's independent auditors, Grassano Accounting, P.A. resigned. Grassano & Accounting, P.A. had issued a report dated for the December 31, 2000 financial statements that was modified as to the uncertainty of the Company's ability to continue as a going concern.

     There were never any disagreements with Grassano Accounting, P.A. on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to satisfaction of the auditor, would have caused them to make reference to the subject matter of the disagreement in connection with the audit report.

     The Company filed a Form 8-K on October 22, 2001 to disclose the change in independent auditors.

     The decision to change to Bongiovanni & Associates for the audit of the December 31, 2001 financial statements was approved by the Board of Directors.

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

Identification  of  Directors  and Executive Officers and Significant Employees.

     The following table identifies all current executive officers, directors and significant employees of Vector Holdings Corporation. The officers and directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or they resign or are terminated.
                                                       Date Position
Name                  Age     Position                 Commenced*
----                  ---     -----------------------  -----------

Allen  Weintraub       36     President,  CEO,  Director     1/00

     None  of  our  directors  hold  directorships in other reporting companies.

     Mr. Weintraub has been elected as a director to serve for a term of one year or until their successors shall be elected and shall qualify.

Business Experience and Personal Background.
-------------------------------------------

     Allen Weintraub has served as our President, CEO and a director effective January 2000. During the past five years, Mr. Weintraub has been engaged in the ownership and operation of a private real estate business, including rental properties and marinas in South Florida. From October 1998 to the present, Mr. Weintraub has also owned and operated a private gourmet-food distribution business.

     Present responsibilities: For Vector Holdings Corporation, Mr. Weintraub is responsible for new product development, company newsletters, product catalogues, brochures, company product announcements, customer specials, sales force training, sales presentations, and event coordinating. Mr. Weintraub trains top level producers on sales force automation. Mr. Weintraub also developed the bestfoodonline concept and business model over the past three years.

Family  Relationships
---------------------

There are no family relationships among our directors and officers.

There are no arrangements or understandings pursuant to which any of them were elected as officers.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years.

Item  10.  Executive  Compensation

     The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Chief Executive Officer and President of the Company. No executive officer of the Company, including the Chief Executive Officer and President, received total salary and bonus exceeding $100,000 during any of the last three fiscal years.


Summary Compensation Table
--------------------------


             Other                            Restricted  Restricted
Name and. .  Fiscal   Annual                  Compen-     Stock     LTIP     Stock
 Position .  Year     Salary     Bonuses      sation      Awards    Options  Bonuses
             =======  ============ =========  =======     ========  =======  -------
                 (1)           (2)   (3) (6)      (4)       (5)
             -------  ------------  --------  -------  --------
Allen
 Weintraub,    2001   $       -0-       -0-      -0-   225,000       -0-      -0-
 CEO and. .    2000   $       -0-       -0-      -0-       -0-       -0-      -0-
 President.    1999   $       -0-       -0-      -0-       -0-       -0-      -0-
-----------  -------  ------------  --------  -------  --------  -------  -------



(1) The dollar value of base salary (cash and non-cash) received. Information on the stock-based compensation can be found in the accompanying audited financial statements.

(2)     The dollar value of bonus (cash and non-cash) received.

(3) During the periods covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) During the periods covered by the Summary Compensation Table, the Company made a restricted award of 225,000 shares of restricted stock to Allen Weintraub for 2001 services in lieu of salary.

(5)     The Company currently has no Restricted Stock Bonus Plans.

(6)     No other compensation

Compensation of Directors
-------------------------

     The Company does not pay its non-employee directors any compensation for Directors' Meetings attended. It is anticipated that no more than twelve meetings will occur each year.
Employment Contracts and Termination of Employment and Change-In Control Arrangements

     The Company has an oral agreement with its President to compensate him with $225,000 per year in cash or stock. The Company is currently negotiating to define consummate a written employment agreement for this arrangement.


Item 11. Security Ownership of Certain Beneficial Owners and Management

(a)          Security Ownership of Certain Beneficial Owners

     All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on April 1, 2002, are listed below:


                     Nature of            Current %
Title of Class. . .  Name and Address       # Shares  Ownership     Owned (w)
-------------------  -------------------  ----------  ------------  ---------
                     Allen Weintraub
Common Stock, . . .  19495 Biscayne Blvd
 $.001 Par Value. .  Aventura, FL 33180      225,000  Direct             5.1%
-------------------  -------------------  ----------  ------------  ---------
                     Allen Weintraub
Common Stock, . . .  19495 Biscayne Blvd
..001 Par Value . .   Aventura, FL 33180      500,000  Indirect (x)      11.3%
-------------------  -------------------  ----------  ------------  ---------
Preferred Stock,. .  Allen Weintraub
10 Par Value . . .   19495 Biscayne Blvd
(y) . . . . . . . .  Aventura, FL 33180    2,500,000  Direct             100%
-------------------  -------------------  ----------  ------------  ---------



(w) On April 1, 2002, there were 4,407,702 shares of common stock issued and outstanding.
(x) Includes interest held by spouse.
(y) Each share of preferred stock is convertible into ten shares of common stock.

















(b)     Security Ownership of Management

     The following table sets forth the number of shares owned beneficially on April
1,  2002, by each Director and by all Officers and Directors as a group. Information as  to the beneficial ownership is based upon statements furnished to the Company by such  persons.


                     Nature of                     Current                   %
Title of Class. . .  Name and Address              # Shares  Ownership     Owned (w)
-------------------  --------------------------  ----------  ------------  ---------
                     Allen Weintraub
Common Stock, . . .  19495 Biscayne Blvd
 $.001 Par Value. .  Aventura, FL 33180             225,000  Direct             5.1%
-------------------  --------------------------  ----------  ------------  ---------
  Allen Weintraub
Common Stock, . . .  19495 Biscayne Blvd
..001 Par Value . .   Aventura, FL 33180             500,000  Indirect (x)      11.3
-------------------  --------------------------  ----------  ------------  ---------
Common Stock, . . .  All Officers and Directors
 $.001 Par Value. .  as a Group                     725,000                    16.4%
-------------------  --------------------------  ----------  ------------  ---------
Preferred Stock,. .  Allen Weintraub
 $.001 Par Value. .  19495 Biscayne Blvd
(y) . . . . . . . .  Aventura, FL 33180           2,500,000  Direct             100%
-------------------  --------------------------  ----------  ------------  ---------




(w) On April 1, 2002, there were 4,407,702 shares of common stock issued and outstanding.
(x) Includes interest held by spouse.
(y) Each share of preferred stock is convertible into ten shares of common stock.


     (c)  Changes  in  Control

     We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

Item 12. Certain relationships and Related Transactions

     Concerning and following his acquisition of control of the Company on December 27, 1999, the Company in July 2000 had a 1 for 100 reverse Share recapitalization. Mr. Weintraub was issued 714,286 shares with restrictive legend for consideration of the conversion by him of debt assigned to him in the acquisition of control and Mr. Weintraub's affiliates, Scott Curtis and Timothy Owens were each issued 100,000 Shares in such acquisition.

     At July 11, 2000 our debt payable under this acquisition of control was $968,849 inclusive of accrued interest. The debt was convertible into the right to receive 4,096,576 Shares, which is equal to a conversion right of $.2365 per share. Messrs. Weintraub, Curtis and Owens acquired the interest of American Dream International Limited in the Company, including the note, and affected the cancellation of the American Dream option on December 27, 1999. See Note 3, Note Payable-Related Party, to the Notes to Financial Statements above.

     On July 12, 2000 $752,620 of such debt under the American Dream note was converted into a total of 914,286 Shares and an additional 3,182,290 Shares remain to be issued to Messrs. Weintraub, Curtis and Owens or persons designated by them. Reference is also made to our Annual Report on Form 10-KSB/A for our year ended December 31, 1999 that was filed on November 2, 2000. Mr. Schumer was issued 175,000 shares on July 21, 2000 in consideration for his services as V-P and Secretary of the Company, which shares were valued at $.10 per Share.

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

Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a)  Financial  Statements
1.  The  following  financial  statements  of  Vector  Holdings  Corporation are included  in  Part  II,  Item  7:
Independent Auditors' Report                                  F-1
Balance Sheet - December 31, 2001                             F-2, 3
Statements of Operations - Years Ended
     December 31, 2001 and 2000                               F-4, 5
Statements of Cash Flows - Years Ended
     December 31, 2001 and 2000                               F-6, 7
Statements of Stockholders' Equity - Years Ended
     December 31, 2001 and 2000                               F-8
Notes to Financial Statements                                 F-9 through F-15

          2. Exhibits
3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 1 of Form 10-KSB as amended filed September 30, 1994 and Form S-18 Registration Statement.

23. Consent of Auditors



(b) Reports on Form 8-K
1. A Form 8-K was filed on October 22, 2001 to announce the cessation of Grassano Accounting, P.A. as the Company's independent accountants and announce the engagement of Bongiovanni and Associates, P.A. as the Company's new independent accountants.






                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

     VECTOR HOLDINGS CORPORATION

Date: April 11, 2002             By: /s/ Allen Weintraub
                                 --------------------------
                                 Allen Weintraub
                                 President, CEO, and Director