Form 10KSB/A
period 2001-12-31
VECTOR HOLDINGS CORP
filed 2002-04-24
CIK 830664

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
                                                     ===========  ===========







    The accompanying notes are an integral part of these consolidated financial
    ---------------------------------------------------------------------------
                                   statements.
                                   -----------


                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000


                                                        2001       2000
                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------
  Net (loss) . . . . . . . . . . . . . . . . . . .  $(471,898)  $(20,688)
  Adjustments to reconcile net (loss) to net cash
  provided by  (used in) operating activities:
  Depreciation . . . . . . . . . . . . . . . . . .        178        209
  Common stock issued in exchange for services . .    268,600        -0-
  (Increase) decrease in operating assets:
   Receivables . . . . . . . . . . . . . . . . . .     70,436    (33,977)
   Inventory . . . . . . . . . . . . . . . . . . .     66,185    (57,351)
   Due from related parties, net . . . . . . . . .     59,209     38,496
   Deposit . . . . . . . . . . . . . . . . . . . .     (1,000)       -0-
  Increase in operating liabilities:
   Overdrawn bank balances . . . . . . . . . . . .        420        -0-
   Accounts payable & accrued expenses . . . . . .      7,786     73,658
                                                    ----------  ---------

    NET CASH PROVIDED BY
    (USED IN) OPERATING ACTIVITIES . . . . . . . .        (84)       347
                                                    ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------
Purchases of property, plant and equipment . . . .        -0-       (718)

    NET CASH USED IN
    INVESTING ACTIVITIES . . . . . . . . . . . . .        -0-       (718)
                                                    ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------
Proceeds from sales of common stock. . . . . . . .        -0-        400
                                                    ----------  ---------









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

     VECTOR HOLDINGS CORPORATION

Date: April 24, 2002             By: /s/ Allen Weintraub
                                 --------------------------
                                 Allen Weintraub
                                 President, CEO, and Director