Form 10QSB
period 2002-03-31
VECTOR HOLDINGS CORP
filed 2002-05-14
CIK 830664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

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


            19495 Biscayne Blvd., Suite 807, Aventura, Florida 33180
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 466-2411
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding as of May 14, 2002: 9,657,702







                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION
-----------------------------
                                                  Page
                                                  ----
     Item 1.     Financial Statements (Unaudited)                    3-6
     Item 2.     Management's Discussion and Analysis               7-15

PART II. OTHER INFORMATION
--------------------------

     Item 1.     Legal Proceedings                                    15
     Item 2.     Changes in Securities                                15
     Item 3.     Default Upon Senior Securities                       15
     Item 4.     Submission of Matters to a Vote of Security Holders  15
     Item 5.     Other Information                                    15
     Item 6.     Exhibits and Reports on Form 8-K                     16






PART I. FINANCIAL INFORMATION
-----------------------------
                                                  Page
                                                  ----
     Condensed Consolidated Balance Sheets -
     March 31, 2002 (Unaudited) and December 31, 2001                  3

     Condensed Consolidated Statements of Operations- For the
     Three Months Ended March 31, 2002 and 2001                        4

     Condensed Consolidated Statements of Cash Flows- For the
     Three Months Ended March 31, 2002 and 2001                        5

     Notes to Unaudited Condensed Consolidated Financial
     Statements                                                        6








                         VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                        AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                (Unaudited)
                                                              March 31, 2002  Dec. 31, 2001
                     ASSETS
                     ------
CURRENT ASSETS:
-----------------------------------------------------------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $     -0-   $     -0-
Accounts receivable, net. . . . . . . . . . . . . . . . . . . . .      1,121       4,258
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . .     59,534      59,627
Due from related party. . . . . . . . . . . . . . . . . . . . . .      2,500       2,500
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . .     63,155      66,385
                                                                   ----------  ----------

PROPERTY, PLANT, AND EQUIPMENT, NET . . . . . . . . . . . . . . .        611         656
                                                                   ----------  ----------

OTHER ASSETS:
-----------------------------------------------------------------
Deposit - UDS acquisition . . . . . . . . . . . . . . . . . . . .     10,000         -0-
Deposits - trade. . . . . . . . . . . . . . . . . . . . . . . . .      1,000       1,000
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . .     11,000       1,000
                                                                   ----------  ----------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  74,766   $  68,041
                                                                   ----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------

CURRENT LIABILITIES
-----------------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . . . . .  $ 167,848   $ 148,276
Excess of outstanding checks over bank balances . . . . . . . . .      4,475         420
Due to related parties. . . . . . . . . . . . . . . . . . . . . .    152,200      75,611
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . .    324,523     224,307
                                                                  ----------   ----------
LONG-TERM OBLIGATIONS . . . . . . . . . . . . . . . . . . . . . .        -0-         -0-
                                                                  -----------  ----------

STOCKHOLDERS' (DEFICIT)
-----------------------------------------------------------------
Preferred stock ($.10 par value, non-voting, 6,000,000 shares authorized; 2,500,000 and -0- shares issued and outstanding at
March 31, 2002 and December 31, 2001, respectively) . . . . . . .    250,000         -0-
Common stock ($.001 par value, 600,000,000 shares authorized;
4,407,702 and 9,477,664 issued and outstanding at March 31, 2002
and December 31, 2001, respectively). . . . . . . . . . . . . . .      4,408       9,478
Additional paid in capital. . . . . . . . . . . . . . . . . . . .    480,842     326,842
Retained (deficit). . . . . . . . . . . . . . . . . . . . . . . .   (985,007)   (492,586)
TOTAL STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . . . . . . .   (249,757)   (156,266)
                                                                   ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . .  $  74,766   $  68,041
                                                                   ----------  ----------





                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                      Three             Three
                                      Months Ended      Months Ended
                                      March 31, 2002    March 31, 2001
REVENUES:
------------------------------------
Sales. . . . . . . . . . . . . . . .  $         2,566   $       150,086
Cost of Sales. . . . . . . . . . . .          (17,418)          (48,766)
GROSS PROFIT (LOSS). . . . . . . . .          (14,852)          101,320
                                      ----------------  ----------------

EXPENSES:
------------------------------------
Selling, general and administrative.          477,569           104,584
TOTAL EXPENSES . . . . . . . . . . .          477,569           104,584
                                      ----------------  ----------------

OPERATING (LOSS) . . . . . . . . . .  $      (492,421)  $        (3,264)

OTHER INCOME (EXPENSE) . . . . . . .              -0-               -0-

NET LOSS . . . . . . . . . . . . . .  $      (492,421)  $        (3,264)
                                      ================  ================
  Net loss per share -
  basic and fully diluted. . . . . .  $         (0.15)  $            **
                                      ================  ================
  Weighted Average Shares. . . . . .        3,389,752         7,252,664
                                      ================  ================

** Less than $.01









                                    VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                                                             Three             Three
                                                                             Months Ended      Months Ended
                                                                             March 31, 2002    March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (492,421)  $        (3,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               45                89
Bad debt write-offs . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,137               -0-
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . .          155,000               -0-
Preferred stock issued for services . . . . . . . . . . . . . . . . . . . .          250,000               -0-
Reverse stock split adjustment. . . . . . . . . . . . . . . . . . . . . . .           (6,070)              -0-
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -0-            28,159
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               93               -0-
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (10,000)              -0-
Due from related party. . . . . . . . . . . . . . . . . . . . . . . . . . .              -0-              (200)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .           19,572           (20,303)
Due to related parties. . . . . . . . . . . . . . . . . . . . . . . . . . .           76,589           (17,496)
Excess of outstanding checks over bank balance. . . . . . . . . . . . . . .            4,055            12,931
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .              -0-               (84)
                                                                             ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------------------------
Proceeds from related party note, net . . . . . . . . . . . . . . . . . . .              -0-               -0-
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . .              -0-               -0-
                                                                             ----------------  ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .              -0-               (84)
                                                                             ----------------  ----------------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -0-                84
                                                                             ---------------   ----------------
END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -0-   $           -0-
                                                                             ---------------   ----------------
SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
---------------------------------------------------------------------------
    Common stock issued for services. . . . . . . . . . . . . . . . . . . .  $       155,000   $           -0-
Preferred stock issued for services . . . . . . . . . . . . . . . . . . . .  $       250,000   $           -0-
                                                                             ================  ================
Common stock issued for deposit on acquisition. . . . . . . . . . . . . . .  $       (10,000)  $           -0-
                                                                             ================  ================









                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           VECTOR HOLDINGS CORPORATION
                           March 31, 2002 (Unaudited)


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

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The results for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE
----------------------------------------

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

                                Three           Three
                                Months  Ended   Months  Ended
BASIC  & FULLY DILUTED          March 31, 2002  March 31, 2001
--------------------            ------------------------------

Net income (loss)               $    (492,421)  $      (3,264)

Less- preferred stock dividends          -0-             -0-
                                 -------------  --------------
Net income (loss)               $    (492,421)  $      (3,264)
                                --------------  --------------
Weighted average number
Of common shares                    3,389,752       7,252,664
                                --------------  --------------

Basic& Fully Diluted
Income (loss) per share         $      (.15)    $          **
                                ==============  ==============

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

Acquisition  of  Bestfoodonline.com

     Pursuant to an Agreement and Plan of Share Exchange dated January 3, 2001 (the "Agreement") between Bestfoodonline.com Inc., a Florida corporation, the shareholders of Bestfood and the Company, Bestfoodonline.com Inc., ("Bestfood") was acquired in a share exchange by the Company (the "Acquisition"). The Agreement was adopted by the unanimous consent of the Board of Directors of the Company, Bestfood and approved by the sole shareholder of Bestfood, Allen Weintraub. This report for the three months ended March 31, 2002, includes the consolidated financial statements reflecting the Acquisition by the Company of Bestfood.

Business  of  Bestfoodonline.com

     Bestfoodonline.com, Inc. ("Bestfood"), a Florida corporation, was founded in January 2000 as an online food store, marketing high quality specialty foods. The hospitality industry includes, airlines, hotels, restaurants and resorts. The present business of the Company is the wholesale distribution of specialty food products to the hospitality industry and we also distribute our products on a wholesale basis to certain supermarkets. Bestfood is headquartered at 19495 Biscayne Blvd, Suite 807 - Aventura, FL 33180 and is a full-service wholesale food distributor. In addition, we have also commenced operations of a website for the sale and distribution of specialty food products over the Internet. See "Internet Distribution" below.

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

     Historically, the Internet has been accessible principally through personal computers. Recently, several companies have announced "Web TV" products designed for attachment to television sets for the purpose of allowing access to the Internet without the need for a personal computer. Although these products do not permit the full range of functions provided by personal computers, they do permit many of the features of the Internet to be viewed on television sets. Management believes that such advances in Internet technology are expected to substantially increase the number of businesses who will shop online by accessing the Internet. Already, online purchases have increased 100% in the past year, according to a study by Yankelovich Partners, Inc.

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

      Recent  Acquisition  Subsequent  to  March  31,  2002

On April 24, 2002, we acquired the assets only of a leads company located in Broward County, Florida. The acquired assets consisted of computer equipment, printers, desks, chairs, office equipment and leads lists collectively valued at approximately $10,000. We issued 500,000 restricted common shares during the three months ended March 31, 2002 as a deposit on the purchase. These shares were subsequently titled in the name of Universal Data Services of Broward, Inc., the seller, upon consummation of the purchase agreement. The acquisition did not meet the SEC Form 8-K reporting requirements due to immateriality of the purchase to our consolidated financial statements taken as a whole.

We plan to acquire additional assets or companies during the remainder of 2002; however, there are no assurances that we will be successful in these plans.

     Risks  of  "Penny  Stock."

     Vector Holdings Corporation's common stock (OTC BB: VCTH) may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $.16 and $5.00 per share over the past several years, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

RESULTS OF OPERATIONS
---------------------

For  the  Three  Months  Ended  March  31,  2002  and  2001.

Sales
-----

          Sales for the three months ended March 31, 2002 were $2,566 versus sales of $150,086 for the comparable period in 2001, a decrease of 99%. This decrease in revenues was primarily attributable to the Company's loss of business due to the poor economic climate caused by the world event of the Trade Center tragedy of September 11, 2001. Revenues consisted of sales of our specialty food products. We plan to reverse the downward trend of sales in the remainder of the year 2002 by increasing expenditures on marketing and growing public awareness of products.

     Expenses
     --------

          Selling, general and administrative expenses for the three-month period ended March 31, 2002 were $477,569, versus $104,584 for the comparable period in 2001, an increase of 358%. Expenses increased as a result of the incurrence of common and preferred shares issued during the first quarter of 2002 in exchange for web site development services, legal services and consulting expenses. We anticipate not having to incur these expenses during the remainder of the current fiscal year.

          We also expect increases in certain expenses such as advertising through the remainder of fiscal 2002 as the Company moves toward increasing development and marketing of our products.

Cost  of  Sales
---------------

          One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

          Cost of sales for the three months ended March 31, 2002 was $17,418 versus $48,766 for the same period in 2001. The decrease was due to the related decrease in sales. Gross product margins deteriorated due to the lack of business generated in the first quarter of 2002.

Impact  of  Inflation
---------------------

          We believe that inflation has had a negligible effect on operations during the year. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends,  Events,  and  Uncertainties
------------------------------------

     Demand for our products will be dependent on, among other things, market acceptance of the Bestfoodonline.com concept, the quality of our Web site and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of its products, our business operations may be adversely affected by our competitors and prolonged recessionary periods. That last two quarters of our business have been materially and adversely affected by the terrorist attacks of September 11, 2001. Although we have noted some positive general economic trends in the specialty food market during the second quarter of 2002, there can be no assurance that we will re-achieve the level of sales that were reported in 2001.

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Three  Months  Ended  March  31  2002  and  2001.

          Cash flows used in operations were $-0- for the three months ended March 31, 2002 versus cash used of $84 for the same period in 2001. Negative cash flows for the quarter were primarily from the net loss from operations that was $492,421 less the effects of issuance of common and preferred stock in exchange for non-cash related services received during the quarter ended March 31, 2002.

          We have funded our cash needs from inception through March 31, 2002 with a series of related party, debt, and equity transactions, including private placements.

          We will substantially rely on the existence of revenue from product sales and from the projected revenues of www.Bestfoodonline.com. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of www.Bestfoodonline.com fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the remainder of fiscal 2002 will significantly affect the cash position of the Company and move the us toward a position where the raising of additional funds through equity or debt financing will be necessary.

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



PART II. OTHER INFORMATION
--------

Item  1.  Legal  Proceedings
-------

     As of May 14, 2002, the Company faces several lawsuits filed by various former vendors. The Company has accrued $17,000 for a judgment filed against the Company by a former landlord. The amount is probable of payment under Statement of Financial Accounting Standards No. 5. The Company believes that adequate provision has been made for all other judgments that may be awarded against the Company.

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

Item  2.  Changes  in  Securities
-------

On January 18, 2002, we reverse split our common stock at a ratio of 25 for 1. Our Board of Directors and a majority of our shareholders approved this reverse stock split. Prior to the reverse split, we had 9,477,664 shares of common stock outstanding. After the reverse split, we had 379,107 shares of common stock outstanding.
This reverse stock split did not affect our authorized shares or the par value of our shares. We are authorized to issue 600,000,000 shares of common stock and 6,000,000 shares of preferred stock.
In January of 2002, Allen Weintraub, our president and a director, was issued 2,500,000 shares of our preferred stock for services rendered. After the issuance of these preferred shares, we had 2,500,000 shares of our preferred stock outstanding. Allen Weintraub is the holder of 2,500,000 shares of preferred stock at May 14, 2002.

Item  3.  Defaults  upon  Senior  Securities
-------

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
-------

On January 18, 2002, our shareholders voted to approve a reverse stock split of our common stock at a ratio of 25 to 1. This approval of our shareholders was given by the written consent of the holders of over 50% of our outstanding common stock.

Item  5.  Other  Information
-------

None.


Item  6.  Exhibits  and  Reports  on  Form  8-K
-------

(a)  Exhibits

     3 Articles of Incorporation as amended and bylaws are herein incorporated by reference into the Company's Form S-3 filed December 22, 1995.

(b)  Reports  on  Form  8-K

     None.




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

                                   VECTOR HOLDINGS CORPORATION
                                   ---------------------------
                                        (Registrant)


                                        /s/ Allen Weintraub
Date:  May 14, 2002                     ________________________
                                        Allen Weintraub
                                        President