Form 10QSB
period 2002-06-30
VECTOR HOLDINGS CORP
filed 2002-08-14
CIK 830664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 000-17303

                           VECTOR HOLDINGS CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                   65-1021346
          ------                                   ----------
(State or other jurisdiction of                          (IRS Employer
identification No.)
incorporation or organization)


            19495 Biscayne Blvd., Suite 409, Aventura, Florida 33180
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 466-2411
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of August 12, 2002: 40,861,955 Number of shares of preferred stock outstanding as of August 12, 2002: 1,254,857














                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION
-----------------------------
                                                                       Page
                                                                       ----
     Item 1.     Consolidated Financial Statements (Unaudited)          3-6
     Item 2.     Management's Discussion and Analysis                  7-15

PART II. OTHER INFORMATION
--------------------------

     Item 1.     Legal Proceedings                                       15
     Item 2.     Changes in Securities                                   15
     Item 3.     Default Upon Senior Securities                          15
     Item 4.     Submission of Matters to a Vote of Security Holders     15
     Item 5.     Other Information                                       15
     Item 6.     Exhibits and Reports on Form 8-K                        15






PART I. CONSOLIDATED FINANCIAL INFORMATION
------------------------------------------
                                                                      Page
                                                                      ----
     Condensed Consolidated Balance Sheets -
     June 30, 2002 (Unaudited) and December 31, 2001                     3

     Condensed Consolidated Statements of Operations- For the
     Three and Six Months Ended June 30, 2002 and 2001                   4

     Condensed Consolidated Statements of Cash Flows- For the
     Three and Six Months Ended June 30, 2002 and 2001                   5

     Notes to Unaudited Condensed Consolidated Financial
     Statements                                                          6

















                              VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                             AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                     (Unaudited)
ASSETS                                                              June 30, 2002    Dec. 31, 2001
-----------------------------------------------------------------   -------------------------------
CURRENT ASSETS:
-----------------------------------------------------------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $       51,593   $            -
Accounts receivable, net. . . . . . . . . . . . . . . . . . . . .           1,121            4,258
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . .         107,034           59,627
Due from related parties. . . . . . . . . . . . . . . . . . . . .         240,561            2,500
                                                                   ---------------  ---------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . .         400,309           66,385
                                                                   ---------------  ---------------

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . . .             566              656
-----------------------------------------------------------------  ---------------  ---------------


OTHER ASSETS:
-----------------------------------------------------------------
Goodwill (customer database leads). . . . . . . . . . . . . . . .          10,000                -
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          31,547            1,000
                                                                   ---------------  ---------------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . .          31,547            1,000
                                                                   ---------------  ---------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      432,422   $       68,041
                                                                   ===============  ===============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
-----------------------------------------------------------------

CURRENT LIABILITIES
-----------------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . . . . .  $      170,800   $      148,276
Excess of outstanding checks over bank balances . . . . . . . . .             322              420
Due to related parties. . . . . . . . . . . . . . . . . . . . . .         265,947           75,611
                                                                   ---------------  ---------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . .         437,069          224,307
                                                                   ---------------  ---------------
LONG-TERM OBLIGATIONS . . . . . . . . . . . . . . . . . . . . . .             -0-              -0-
-----------------------------------------------------------------  ---------------  ---------------

STOCKHOLDERS' (DEFICIT)
-----------------------------------------------------------------
Preferred stock ($.10 par value, non-voting, 5,000,000 shares authorized;  1,254,857 and -0- shares issued and outstanding at
June 30, 2002 and December 31, 2001, respectively). . . . . . . .         125,486                0
Common stock ($.001 par value, 600,000,000 shares authorized;
40,861,955 and 9,477,664 issued and outstanding at June 30, 2002
and December 31, 2001, respectively). . . . . . . . . . . . . . .          40,862            9,478
Additional paid in capital. . . . . . . . . . . . . . . . . . . .       7,476,472          326,842
Retained (deficit). . . . . . . . . . . . . . . . . . . . . . . .      (7,647,467)        (492,586)
                                                                   ---------------  ---------------
TOTAL STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . . . . . . .          (4,647)        (156,266)
                                                                   ---------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . .  $      432,422   $       68,041
                                                                   ===============  ===============




           See accompanying notes to consolidated financial statements



                                VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                     Three            Three            Six              Six
                                     Months Ended     Months Ended     Months Ended     Months Ended
                                     June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
REVENUES:
-----------------------------------
Sales . . . . . . . . . . . . . . .  $      145,516   $       92,943   $      148,082   $      243,029
Cost of Sales . . . . . . . . . . .         (35,972)         (54,060)         (53,390)        (105,870)
                                     ---------------  ---------------  ---------------  ---------------
GROSS PROFIT. . . . . . . . . . . .         109,544           38,883           94,692          137,159
                                     ---------------  ---------------  ---------------  ---------------

EXPENSES:
-----------------------------------
Selling, general and administrative       6,772,004           88,612        7,249,573          265,568
                                     ---------------  ---------------  ---------------  ---------------
TOTAL EXPENSES. . . . . . . . . . .       6,772,004           88,612        7,249,573          265,568
                                     ---------------  ---------------  ---------------  ---------------

OPERATING LOSS. . . . . . . . . . .  $   (6,662,460)  $      (49,729)  $   (7,154,881)  $     (128,409)
                                     ---------------  ---------------  ---------------  ---------------
OTHER INCOME. . . . . . . . . . . .               -           13,146                -            9,696
                                     ---------------  ---------------  ---------------  ---------------
NET LOSS. . . . . . . . . . . . . .  $   (6,662,460)  $      (36,583)  $   (7,154,881)  $     (118,713)
                                     ===============  ===============  ===============  ===============
  Net loss per share -
  basic and fully diluted . . . . .  $        (0.21)  $           **   $        (0.40)  $        (0.02)
                                     ===============  ===============  ===============  ===============
  Weighted Average Shares . . . . .      32,453,383        7,930,413       17,869,826        7,890,373
                                     ===============  ===============  ===============  ===============

** Less than $.01

















           See accompanying notes to consolidated financial statements





                            VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                Six              Six
                                                                Months Ended     Months Ended
                                                                June 30, 2002    June 30, 2001
                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (7,154,881)  $     (118,713)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .              90              597
Bad debt write-offs . . . . . . . . . . . . . . . . . . . . .           3,137              -0-
Common stock issued for services. . . . . . . . . . . . . . .       7,056,000           62,500
Preferred stock issued for services . . . . . . . . . . . . .         250,000              -0-
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . .             -0-           67,960
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . .         (47,407)          31,536
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .             -0-           (4,500)
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .         (30,547)             -0-
Due from related parties. . . . . . . . . . . . . . . . . . .        (237,561)            (750)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses . . . . . . . . . . . .          22,524          (43,534)
Due to related parties. . . . . . . . . . . . . . . . . . . .         190,336              -0-
Excess of outstanding checks over bank balance. . . . . . . .             (98)             -0-
                                                               ---------------  ---------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .          51,593           (4,904)
                                                               ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------------------
Proceeds from related party note, net . . . . . . . . . . . .             -0-            4,820
                                                               ---------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . .               -            4,820
                                                               ---------------  ---------------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .          51,593              (84)
                                                               ---------------  ---------------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . . .  $            -   $           84
                                                               ---------------  ---------------
END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . .  $       51,593   $            -
                                                               ===============  ===============
SUPPLEMENTARY CASH FLOW INFORMATION
-------------------------------------------------------------
OF NON-CASH FINANCING:
-------------------------------------------------------------
Common stock issued for services. . . . . . . . . . . . .. . . $    7,056,000   $       62,500
                                                               ===============  ===============
Preferred stock issued for services . . . . . . . . . . . . .  $      250,000   $            -
                                                               ===============  ===============
Common stock issued for acquisition . . . . . . . . . . . . .  $       10,000   $            -
                                                               ===============  ===============

SUPPLEMENTAL OPERATING AND FINANCING
-------------------------------------------------------------
CASH FLOWS INFORMATION:
-------------------------------------------------------------
Cash paid for inventory bulk purchase from unrelated company.  $       47,500   $            -
                                                               ===============  ===============




           See accompanying notes to consolidated financial statements


                           VECTOR HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2002 (Unaudited)


ITEM 1.
-------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2002, the consolidated results of operations for the six months ended June 30, 2002 and 2001, and the consolidated cash flows for the six months ended June 30, 2002 and 2001. The results for the six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

NOTE  2  -  NET  (LOSS)  PER  SHARE


The following represents the calculation of net (loss) per share:



                                 Three            Three            Six              Six
                                 Months Ended     Months Ended     Months Ended     Months Ended
BASIC & FULLY DILUTED            June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
-------------------------------  ----------------------------------------------------------------
Net Loss. . . . . . . . . . . .  $(6,662,460)     $(36,583)        $ (7,154,881)    $  (118,713)

Less- preferred stock dividends           -0-           -0-                  -0-             -0-
                                 ----------------------------------------------------------------

Net Loss. . . . . . . . . . . .  $(6,662,460)     $(36,583)        $ (7,154,881)    $  (118,713)

Weighted average number
of common shares**. . . . . . .   32,453,383     7,930,413           17,869,826       7,890,373
                                 ----------------------------------------------------------------

Basic & fully diluted
loss per share. . . . . . . . .  $      (.21)     $     **         $       (.40)    $      (.02)
                                 ================================================================



** Less than $0.01
------------------









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

Acquisition  of  Bestfoodonline.com

     Pursuant to an Agreement and Plan of Share Exchange dated January 3, 2001 (the "Agreement") between Bestfoodonline.com Inc., a Florida corporation, the shareholders of Bestfood and the Company, Bestfoodonline.com Inc., ("Bestfood") was acquired in a share exchange by the Company (the "Acquisition"). The Agreement was adopted by the unanimous consent of the Board of Directors of the Company, Bestfood and approved by the sole shareholder of Bestfood, Allen Weintraub. This report for the six months ended June 30, 2002, includes the consolidated financial statements reflecting the Acquisition by the Company of Bestfood.

Business  of  Bestfoodonline.com

     Bestfoodonline.com, Inc. ("Bestfood"), a Florida corporation, was founded in January 2000 as an online food store, marketing high quality specialty foods. The hospitality industry includes, airlines, hotels, restaurants and resorts. The present business of the Company is the wholesale distribution of specialty food products to the hospitality industry and we also distribute our products on a wholesale basis to certain supermarkets. Bestfood is headquartered at 19495 Biscayne Blvd, Suite 409 - Aventura, FL 33180 and is a full-service wholesale food distributor. In addition, we have also commenced operations of a website for the sale and distribution of specialty food products over the Internet. See "Internet Distribution" below.

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


Products  and  Services
-----------------------

     Bestfood believes that it is one of the growing regional wholesale food distributors in South Florida with distribution throughout South Florida and the Florida Keys, as well as to island resorts in the Bahamas and Caribbean. Bestfood supplies a wide selection of food products and our product list includes specialty food products such as caviar, foie gras, exotic meats, wild mushrooms and truffle products, imported spices, imported pastas and cheeses, imported olives and olive oils, imported chocolates and other specialty food products including Asian, Indian and Jamaican ethnic specialties. We sell and deliver our specialty food products to more than 500 business customers principally in the hospitality industry. Bestfood offers its customers a dependable supply and prompt delivery of over 950 specialty food items at competitive prices. While a vast majority of our sales are to wholesale customers, we have commenced direct retail sales through our web site, www.Bestfoodonline.com offering our full line of products.
Acquisition  of  Universal  Data  Services  of  Broward,  Inc.

Pursuant to an Agreement and Plan of Share Exchange dated April 1, 2002 (the "UDS Agreement") between Universal Data Services of Broward Inc., ("UDS") a Florida corporation, the shareholders of UDS and the Company, UDS, was acquired in an exchange of 500,000 restricted common shares by the Company (the "UDS Acquisition"). The Agreement was adopted by the unanimous consent of the Board of Directors of the Company, UDS and approved by the shareholders of UDS. This report for the six months ended June 30, 2002, includes the consolidated financial statements reflecting the Acquisition by the Company of UDS prospectively from April 1, 2002 under the purchase method of accounting. The acquisition did not meet the SEC Form 8-K reporting requirements due to immateriality of the purchase to our consolidated financial statements taken as a whole.


Business  of  Universal  Data  Services  of  Broward,  Inc.

     Universal Data Services of Broward, Inc., a Florida corporation, was founded in 2001 as a marketer of business leads. The present business of the Company is the marketing of leads to business in the travel and financial industries to promote their products. UDS is headquartered at 4101 N. Andrews Avenue, Fort Lauderdale, Florida and is a full-service leads marketer to customers such as Morgan Stanley/Dean Witter, Capital One Financial and MBNA Corp.

We provide many solutions to meet the marketing needs of our clients. Be it television production, media buying (i.e. TV, radio, newspaper) or providing our customers with our vast inventory of qualified specialty lists. UDS handles clients of all sizes from single brokers buying a $500 list to brokerage firms spending ten's of thousands of dollars in media time. Regardless of where customers stand in terms of size, they will find UDS' attention to service, second to none.

Acquisition  of  The  Potato  Sack,  Inc.'s  Inventory

     Pursuant to an Agreement and Bill of Sale dated June 11, 2002 (the "PS Agreement") between The Potato Sack Inc., ("PS") a Pennsylvania corporation, the shareholders of PS and the Company, PS, was acquired for $47,500 cash by the Company (the "PS Acquisition"). The Agreement was adopted by the unanimous consent of the Board of Directors of the Company, The Potato Sack, Inc. and approved by the shareholders of PS. This report for the six months ended June 30, 2002, includes the consolidated financial statements reflecting the Acquisition by the Company of PS prospectively from June 11, 2002 under the purchase method of accounting. The acquisition did not meet the SEC Form 8-K reporting requirements due to immateriality of the purchase to our consolidated financial statements taken as a whole.

Business  of  The  Potato  Sack  in  the  Aventura  Mall

     The Potato Sack, Inc., a Pennsylvania corporation, was founded in 1990 as a quick service restaurant designed to offer customers nutrition, variety, great taste and convenience in a fast-food environment similar to other fast food and casual dining restaurants. The present business of the Company is fast-food restaurant located at Room No. 1413, Aventura Mall, 19575 Biscayne Blvd., Aventura, Florida 33180.

PS's restaurant is designed to provide a "dining value" with moderately priced food, friendly and efficient service and a pleasant atmosphere. We believe that PS's benefits from its generally strong market position and consumer recognition. In addition, PS may benefit from the demographic trend of aging baby boomers and the growing population of senior citizens in South Florida. The largest percentage of mid-scale customers is in the 35 years and older age category.

PS's restaurant generally is open during breakfast, lunch and dinner, 7 days a week. PS's restaurant offer traditional family fare (including sandwiches), and provide counter service. We have taken strides to improve each component of the dining value formula. We heavily promote higher-quality products such as Potato dishes, which feature value-priced items for lunch and dinner. These products are supported through television and radio advertising and restaurant-based media including special menus and posters. We will invest more dollars into the store by renovating the restaurant and we will focus our personnel on delivering outstanding customer service. We have high standards that relate to the preparation and efficient service of quality food, maintenance, repair and cleanliness of the restaurant and the appearance and conduct of employees.

Operations
----------

We devote significant effort to ensuring that the PS restaurant offers quality food served by friendly, knowledgeable and attentive employees in a clean and well-maintained restaurant. We maintain standardized specifications for proper food preparation and delivery and the cost-effective procurement and distribution of quality food products. Our PS restaurant operations has the constant focus on improving operations at the unit level. Unit managers are especially hands-on and versatile in their supervisory activities offices and spend substantially all of their time in the restaurants. A significant majority of restaurant management personnel began as hourly associates in the restaurants and, therefore, know how to perform restaurant functions and are able to train by example.

We maintain a training program for associates and restaurant managers. General managers and restaurant managers receive training at specially designated training units in the following areas:

     -  customer  interaction;
     -  kitchen  management  and  food  preparation;
     -  data  processing  and  cost  control  techniques;
     -  equipment  and  building  maintenance;  and
     -  leadership  skills.

Video training tapes demonstrating various restaurant job functions are located at the restaurant and are viewed by associates prior to a change in job function or before using new equipment or procedures.

We also regularly evaluate our menu. New products are developed in our test kitchen and then introduced in selected restaurants to determine customer response and to ensure that consistency, quality standards and profitability are maintained. If a new item proves successful at the research and development level, it is usually tested in selected markets. A successful menu item is then incorporated into the restaurant system. While research and development is important to the business, amounts expended for these activities are not significant.

Advertising
-----------

We  use  an  integrated  advertising process to promote our concepts, including:

     -  media;
     -  menu  pricing  strategy;
     -  interior/exterior  building  design;
     -  style  of  service;  and
     -  specialized  promotions  to  help differentiate us from our competitors.

Media advertising is primarily product oriented, generally featuring consistent, high-quality entrees presented to communicate great food at great values to our guests. Our advertising is conducted, depending on the market, through:

     -  local  television  advertising;  and
     -  radio

Raw Material Sources and Availability
-------------------------------------

We have a centralized purchasing program which is designed to ensure uniform product quality as well as low food, beverage and supply costs. We obtain products at favorable prices from several locally recognized manufacturers. We believe that satisfactory sources of supply are generally available for all the items regularly used by our restaurant, and we have not experienced any material shortages of food, equipment, or other products which are necessary to our restaurant operation.

Seasonality
-----------

Our business is moderately seasonal. Restaurant sales are generally greater in the first and fourth calendar quarters (November through March) due to the northerners that vacation in South Florida during that time period. Additionally, severe weather, storms and similar conditions may impact sales volumes seasonally. Occupancy and other operating costs, which remain relatively constant, have a disproportionately greater negative effect on operating results during quarters with lower restaurant sales.

Competition
-----------

The restaurant industry can be divided into three main segments: full-service restaurants, quick-service restaurants, and other miscellaneous establishments. Full-service restaurants include the midscale, casual dining and upscale (fine dining) segments. A large portion of midscale business comes from three categories -- family style, family steak and cafeteria -- and is characterized by complete meals, menu variety and moderate prices ($5 to $8 average check). The family style category, which includes us, consists of a small number of national chains, many local and regional chains, and thousands of independent operators. The casual dining segment, which typically has higher menu prices ($8 to $16 average check) and generally offers alcoholic beverages, includes a small number of national chains, regional chains and independent operators. The quick-service segment is characterized by lower average checks (generally $3 to $5), portable meals, fast service and convenience.

The quick-service segment accounts for the bulk of restaurant industry traffic, but the full-service and quick-service segments of the industry currently have approximately equal revenues. Throughout the recent past, the midscale segment's traffic volumes have remained essentially flat. The family style category has shown increases in traffic over the past few years, while other midscale categories have shown mixed results.

The restaurant industry is highly competitive, and competition among a few major companies that own or operate restaurant chains is especially intense, particularly in the family style segment. Restaurants compete on the basis of name recognition and advertising; the price, quality, variety, and perceived value of their food offerings; the quality of their customer service; and the convenience and attractiveness of their facilities. Commercial restaurants have faced increased competition from other nontraditional suppliers of prepared meals over the recent past. A primary example of this competition is the increase in prepared meals available in many grocery outlets. In addition, despite recent changes in economic conditions, competition for qualified restaurant-level personnel remains high.

We believe that we have a number of primary competitive strengths including strong local name recognition, a well-located restaurant, and market penetration Additionally, we believe that we have competitive strengths in the value, variety, and quality of our food products, and in the quality and training of our employees.

Economic, Market and Other Conditions
-------------------------------------

The restaurant industry is affected by many factors, including changes in national, regional and local economic conditions affecting consumer spending, changes in socio-demographic characteristics of areas where restaurants are located, changes in consumer tastes and preferences, increases in the number of restaurants in general and in particular areas, unfavorable trends affecting restaurant operations such as rising wage rates and utilities expenses and unfavorable weather.

Government Regulations
----------------------

We are subject to local, state and federal laws and regulations governing various aspects of the restaurant business, including, but not limited to:

     -  health;
     -  sanitation;
     -  safety;
     -  disabled  persons'  access  to  facilities;
     -  hiring  and  employment  practices.

We are also subject to federal and state laws governing matters such as minimum wage, overtime and other working conditions. We have attempted to offset increases in the minimum wage through pricing and various cost control efforts; however, there can be no assurance that we can continue to pass on such cost increases to our customers.

Environmental Matters
---------------------

Federal, state and local environmental laws and regulations have not historically had a material impact on our operations; however, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Risk  Factors
-------------

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

RESULTS OF OPERATIONS
---------------------

For  the  Six  Months  Ended  June  30,  2002  and  2001.

Sales
-----

          Sales for the six months ended June 30, 2002 were $148,082 versus sales of $243,029 for the comparable period in 2001, a decrease of 39%. This decrease in revenues was primarily attributable to the Company's loss of business due to the poor economic climate caused by the world event of the Trade Center tragedy of September 11, 2001. Revenues consisted of sales of our specialty food products, Potato Sack food and beverage sales and lead sales. We plan to reverse the downward trend of sales in the remainder of the year 2002 by increasing expenditures on marketing and growing public awareness of products.

     Expenses
     --------

          Selling, general and administrative expenses for the six-month period ended June 30, 2002 were $7,249,573, versus $265,568 for the comparable period in 2001, an increase of over 2,600%. Expenses increased as a result of the incurrence of common and preferred shares issued during the first and quarters of 2002 in exchange for web site development services, legal services, collateral fee and consulting expenses. We anticipate not having to incur these expenses during the remainder of the current fiscal year.

          We also expect increases in certain expenses such as advertising through the remainder of fiscal 2002 as the Company moves toward increasing development and marketing of our products.

Cost  of  Sales
---------------

          One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

          Cost of sales for the six months ended June 30, 2002 was $53,390 versus $105,870 for the same period in 2001. The decrease was due to the related decrease in sales. Gross product margins deteriorated due to the lack of business generated in the first quarter of 2002.

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

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Six  Months  Ended  June  30,  2002  and  2001.

          Cash flows provided by operations were $51,593 for the six months ended June 30, 2002 versus cash used of $4,904 for the same period in 2001. Positive cash flows for 2002 were primarily from the net loss from operations less the effects of issuance of common and preferred stock in exchange for non-cash related services received during the six months ended June 30, 2002.

          We have funded our cash needs from inception through June 30, 2002 with a series of related party, debt, and equity transactions, including private placements.

          We will substantially rely on the existence of revenue from product sales and from the projected revenues of the Potato Sack and UDS leads sales. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of these divisions fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the remainder of fiscal 2002 will significantly affect the cash position of the Company and move the us toward a position where the raising of additional funds through equity or debt financing will be necessary.

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












PART II. OTHER INFORMATION
--------


Item  1.  Legal  Proceedings
-------

     As of August 12, 2002, the Company faces several lawsuits filed by various former vendors. The Company has accrued $17,000 for a judgment filed against the Company by a former landlord. The amount is probable of payment under Statement of Financial Accounting Standards No. 5. The Company believes that adequate provision has been made for all other judgments that may be awarded against the Company.

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

Item  2.  Changes  in  Securities
-------

The following are details of unregistered sales of securities during the quarter ended June 30, 2002:
On April 11, 2002, Allen Weintraub, our president and a director, converted 1,245,143 shares of preferred stock into 12,451,430 restricted and unregistered shares of common stock. The stock certificate was issued to the legal title of a company owned by Mr. Weintraub. After the conversion of these preferred shares, we had 1,254,857 shares of our preferred stock outstanding. Allen Weintraub is the holder of 1,254,857 shares of preferred stock that has not been converted into common stock as of August 12, 2002. Each share of these preferred shares is convertible into ten shares of common stock or an aggregate of 12,548,570 shares of common stock upon conversion.
On April 25, 2002, Allen Weintraub, our president and a director, was issued 14,000,000 restricted and unregistered shares of common stock in exchange for a collateral fee for a loan made to us from a related party of Allen's. The stock certificate was issued to the legal title of a company owned by Mr. Weintraub. This transaction was valued at our closing stock price on the date of issuance of $.36 or $5,040,000.
On April 20, 2002, certain unrelated creditors were issued 3,200,000 shares of common stock in exchange for conversion of former obligations.
On April 19, 2002, an unrelated consultant was issued 1,550,000 restricted and unregistered shares of common stock in exchange for investor relation services. This transaction was valued at our closing stock price on the date of issuance of $.32 or $496,000.

Item  3.  Defaults  upon  Senior  Securities
-------

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
-------

Our shareholders voted to approve the acquisitions of PS and UDS. This approval of our shareholders was given by the written consent of the holders of over 50% of our outstanding common stock.

Item  5.  Other  Information
-------

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K
-------

          10.1 Purchase agreement with The Potato Sack, Inc.
          10.2 Purchase agreement with Universal Data Systems, Inc.






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

                                   VECTOR HOLDINGS CORPORATION
                                   ---------------------------
                                        (Registrant)


                                        /s/ Allen Weintraub
Date:  August 12, 2002                  ________________________
                                        Allen Weintraub
                                        President