Form 10QSB
period 2002-09-30
VECTOR HOLDINGS CORP
filed 2002-11-15
CIK 830664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of  September  14, 2002:
63,861,955
Number  of  shares  of  preferred  stock  outstanding  as of September 14, 2002:
1,254,857














                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION
-----------------------------
                                                  Page
                                                  ----
     Item 1.     Consolidated Financial Statements (Unaudited)          3-6
     Item 2.     Management's Discussion and Analysis                  7-15

PART II. OTHER INFORMATION
--------------------------

     Item 1.     Legal Proceedings                                      15
     Item 2.     Changes in Securities                                  15
     Item 3.     Default Upon Senior Securities                         15
     Item 4.     Submission of Matters to a Vote of Security Holders    15
     Item 5.     Other Information                                      15
     Item 6.     Exhibits and Reports on Form 8-K                       15






PART I. CONSOLIDATED FINANCIAL INFORMATION
------------------------------------------
                                                                     Page
                                                                     ----
Condensed Consolidated Balance Sheets -
September 30, 2002 (Unaudited) and December 31, 2001                    3

Condensed Consolidated Statements of Operations- For the
Three and Nine Months Ended September 30, 2002 and 2001                 4

Condensed Consolidated Statements of Cash Flows- For the
Three and Nine Months Ended September 30, 2002 and 2001                 5

Notes to Unaudited Condensed Consolidated Financial
Statements                                                              6













                         VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                       AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                                (Unaudited)
                      ASSETS                                  Sept. 30, 2002  Dec. 31, 2001
                      ------

CURRENT ASSETS:
-----------------------------------------------------------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $    47,857   $       -
Accounts receivable, net. . . . . . . . . . . . . . . . . . . . .        1,121       4,258
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . .       59,534      59,627
Due from related parties. . . . . . . . . . . . . . . . . . . . .      349,138       2,500
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . .      457,650      66,385
                                                                   ------------  ----------

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . . .        4,724         656
-----------------------------------------------------------------

OTHER ASSETS:
-----------------------------------------------------------------
Goodwill (customer database leads). . . . . . . . . . . . . . . .       10,000           -
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32,677       1,000
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . .       42,677       1,000
                                                                   ------------  ----------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   505,051   $  68,041
                                                                   ===========   ==========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
-----------------------------------------------------------------
CURRENT LIABILITIES
-----------------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . . . . .  $   184,183   $ 148,276
Excess of outstanding checks over bank balances . . . . . . . . .            -         420
Due to related parties. . . . . . . . . . . . . . . . . . . . . .      472,927      75,611
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . .      657,110     224,307

LONG-TERM OBLIGATIONS . . . . . . . . . . . . . . . . . . . . . .          -0-         -0-
-----------------------------------------------------------------

STOCKHOLDERS' (DEFICIT)
-----------------------------------------------------------------
Preferred stock ($.10 par value, non-voting, 5,000,000 shares authorized;  1,254,857 and -0- shares issued and outstanding at
September 30, 2002 and December 31, 2001, respectively) . . . . .      125,486           0
Common stock ($.001 par value, 600,000,000 shares authorized;
64,361,955 and 9,477,664 issued and outstanding at September 30,
2002 and December 31, 2001, respectively) . . . . . . . . . . . .       64,362       9,478
Additional paid in capital. . . . . . . . . . . . . . . . . . . .    7,716,172     326,842
Retained (deficit). . . . . . . . . . . . . . . . . . . . . . . .   (8,058,079)   (492,586)
TOTAL STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . . . . . . .     (152,059)   (156,266)
                                                                   ------------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . .  $   505,051   $  68,041
                                                                   ===========   ==========







                            VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                Three            Three             Nine             Nine
                             Months Ended      Months Ended     Months Ended      Months Ended
                           Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002    Sept. 30, 2001
REVENUES:
-------------------------
Sales . . . . . . . . . .  $       199,158   $       159,995   $       347,240   $       252,938
Cost of Sales . . . . . .          (56,609)          (67,136)         (109,999)         (121,196)
                           ----------------  ----------------  ----------------  ----------------
GROSS PROFIT. . . . . . .          142,549            92,859           237,241           131,742
                           ----------------  ----------------  ----------------  ----------------

EXPENSES:
-------------------------
Selling, general and
administrative. . . . . .          553,151            97,147         7,802,734           185,759
                           ----------------  ----------------  ----------------  ----------------
TOTAL EXPENSES. . . . . .          553,151            97,147         7,802,734           185,759
                           ----------------  ----------------  ----------------  ----------------

OPERATING
LOSS. . . . . . . . . . .  $      (410,602)  $        (4,288)  $    (7,565,493)  $       (54,017)

OTHER INCOME. . . . . . .                -           (11,074)                -             2,072

NET LOSS. . . . . . . . .  $      (410,602)  $       (15,362)  $    (7,565,493)  $       (51,945)

  Net loss per share -
  basic and fully diluted  $         (0.01)  $            **   $         (0.26)  $         (0.01)
                           ================  ================  ================  ================
  Weighted Average Shares       50,636,955         9,477,666        28,792,203         6,204,714
                           ================  ================  ================  ================

** Less than $.01





















                            VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                   Nine               Nine
                                                                Months Ended       Months Ended
                                                               Sept. 30, 2002    Sept. 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (7,565,493)  $       (51,945)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .              135               450
Bad debt write-offs . . . . . . . . . . . . . . . . . . . . .            3,137               -0-
Common stock issued for services. . . . . . . . . . . . . . .        7,309,200            62,500
Preferred stock issued for services . . . . . . . . . . . . .          250,000               -0-
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . . . .              -0-            67,960
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . .               93            31,536
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .              -0-            (4,500)
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .          (31,677)           16,000
Due from related parties. . . . . . . . . . . . . . . . . . .         (346,638)           19,728
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses . . . . . . . . . . . .           35,907          (179,252)
Due to related parties. . . . . . . . . . . . . . . . . . . .          397,316               -0-
Excess of outstanding checks over bank balance. . . . . . . .             (420)           19,466
                                                               ----------------  ----------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . .           51,560           (18,057)
                                                               ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------------------
Purchases of fixed assets . . . . . . . . . . . . . . . . . .           (3,703)              -0-
Proceeds from related party note, net . . . . . . . . . . . .              -0-             8,973
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . .           (3,703)            8,973
                                                               ----------------  ----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . .           47,857            (9,084)
                                                               ----------------  ----------------

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . . .  $             -   $         9,084
END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . .  $        47,857   $             -
                                                               ----------------  ----------------

SUPPLEMENTARY CASH FLOW INFORMATION OF
-------------------------------------------------------------
NON-CASH FINANCING:
-------------------------------------------------------------
Common stock issued for services. . . . . . . . . . . . .      $     7,309,200   $        62,500
                                                               ================  ================
Preferred stock issued for services . . . . . . . . . . . . .  $       250,000   $             -
                                                               ================  ================
Common stock issued for acquisition . . . . . . . . . . . . .  $        10,000   $             -
                                                               ================  ================
SUPPLEMENTAL OPERATING AND FINANCING
-------------------------------------------------------------
CASH FLOWS INFORMATION:
-------------------------------------------------------------
Cash paid for inventory bulk purchase from unrelated company.  $        47,500   $             -
                                                               ================  ================





                           VECTOR HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2002 (Unaudited)


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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2002, the consolidated results of operations for the nine months ended September 30, 2002 and 2001, and the consolidated cash flows for the nine months ended September 30, 2002 and 2001. The results for the nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.



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

RESULTS OF OPERATIONS
---------------------

Effective as of October 7, 2002 (subsequent to September 30, 2002), the Company completed the reversal of its previous acquisition of Universal Data Services of Broward, Inc. ("UDS"). In accordance with the purchase agreement executed by the parties, UDS exercised its right to redeem the company as a result of the decline in the market value of the Company's common stock below $.25 per share. UDS returned to the Registrant the 500,000 shares of common stock paid for the purchase of the company, which shares have been returned to the treasury. The Company no longer has any financial or ownership interest in UDS as of this filing.

Effective as of October 7, 2002, the Company forfeited the assets of the Potato Sack restaurant operation to a secured lender, a related entity. In return for the forgiveness of certain debt to such secured lender, a related entity, and to avoid litigation, the Company turned over the assets of the Potato Sack, including inventory, security deposits, a lease to a related entity and other corporate owned assets of the Company, including furniture, office supplies and equipment, to the secured lender. The Company entered into a separate lease agreement on a monthly basis until alternative facilities can be located.

For  the  Three  and  Nine  Months  Ended  September  30,  2002  and  2001.

Sales
-----

     Sales for the three and nine months ended September 30, 2002 were $199,158 and $347,240 versus sales of $159,995 and $252,938 for the comparable period in 2001, an increase of 24% and 37%, respectively. These increases in revenues in both three and nine month periods was primarily attributable to the Company's sales of our specialty food products, Potato Sack food and beverage sales and lead sales.

     Expenses
     --------

     Selling, general and administrative expenses for the three and nine-month periods ended September 30, 2002 were $553,151 and $7,802,734, versus $97,147 and $185,759 for the comparable period in 2001, respectively, an increase of over 470% and 4,100%, respectively. Expenses increased in both time periods above as a result of the incurrence of common and preferred shares issued during the first, second and third and quarters of 2002 in exchange for web site development services, legal services, collateral fee and consulting expenses. We anticipate not having to incur these expenses during the remainder of the current fiscal year.

     Cost  of  Sales
     ---------------

     One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

     Cost of sales for the three and nine months ended September 30, 2002 was $56,609 and $109,999 versus $67,136 and $121,196 for the same period in 2001, respectively. The decrease was due to the related change in the mix of gross product margins on Potato Sack operations that did not exist in the prior period.

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

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Nine  Months  Ended  September  30,  2002  and  2001.

     Cash flows provided by operations were $51,560 for the nine months ended September 30, 2002 versus cash used of $18,057 for the same period in 2001. Positive cash flows for 2002 were primarily from the net loss from operations less the effects of issuance of common and preferred stock in exchange for non-cash related services received during the nine months ended September 30, 2002.

     We have funded our cash needs from inception through September 30, 2002 with a series of related party, debt, and equity transactions, including private placements.

     We will substantially rely on the existence of revenue from product sales and from the projected revenues of Best Food Online. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of these divisions fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the remainder of fiscal 2002 will significantly affect the cash position of the Company and move us toward a position where the raising of additional funds through equity or debt financing will be necessary.

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

ITEM  3.     CONTROLS  AND  PROCEDURES
--------

(a) On September 30, 2002, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II. OTHER INFORMATION
--------

Item  1.  Legal  Proceedings
-------

As of November 14, 2002, the Company faces several lawsuits filed by various former vendors. The Company has accrued $17,000 for a judgment filed against the Company by a former landlord. The amount is probable of payment under Statement of Financial Accounting Standards No. 5. The Company believes that adequate provision has been made for all other judgments that may be awarded against the Company.
On October 15, 2002, the Securities and Exchange Commission filed a civil action in the United States District Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer, Inc. The action is styled Securities and Exchange Commission v. Florida Stock Transfer, Inc.,
        ------------------------------------------------------------------------
Vector  Holdings  Corporation,  and  Allen  E.  Weintraub,  Case  No.
     ----------------------------------------------------
02-023048-CIV-Ungaro-Benages/Brown,  and  as  to  the Company and Mr. Weintraub,
     -------------
alleges,  inter  alia, violations of the federal securities laws by, among other
          -----------
things, failing to make adequate disclosure regarding Mr. Weintraub' s background. On November 1, 2002, each of the Company, Mr. Weintraub and Florida Stock Transfer, Inc. entered into a Permanent Injunction without admitting or denying any of the allegations, except to admitting to the jurisdiction of the Court over them and the subject matter of the claims. By virtue of the Permanent Injunction, Company and Mr. Weintraub were restrained and enjoined from violation of Section 17(a)1) of the Securities Act of 1933, Section 17(a)(2) and (3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, Section 13a of the Securities Exchange Act of 1934 and Rules 13a-1, 13a-11, 13a-13 and 12b-20 thereunder, and Section 13(a) of the Securities Exchange Act of 1934 and Rule 13b2-2. As of November 14, 2002, the Judgment of Permanent Injunction is subject to entry by the Court.

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

Item  2.  Changes  in  Securities
-------

The following are details of unregistered sales of securities during the quarter ended June 30, 2002:
On April 11, 2002, Allen Weintraub, our president and a director, converted 1,245,143 shares of preferred stock into 31,128,575 restricted and unregistered shares of common stock. The stock certificate, in the amount of 12,451,430 common shares, was issued to the legal title of a company owned by Mr. Weintraub. After the conversion of these preferred shares, we had 1,254,857 shares of our preferred stock outstanding. Allen Weintraub is the holder of 1,254,857 shares of preferred stock that has not been converted into common stock as of November 14, 2002. Each share of these preferred shares is convertible into twenty-five shares of common stock or an aggregate of 31,371,425 shares of common stock upon conversion. On August 23, 2002, the Company issued an additional 18,000,000 common shares to Mr. Weintraub as the
Company originally miscalculated the conversion as 10 for 1 versus 25 to 1. On August 25, 2002, Allen Weintraub, our president and a director, was issued 5,400,000 restricted and unregistered shares of common stock in exchange for a salary adjustment. The stock certificate was issued to the legal title of a company owned by Mr. Weintraub. This transaction was valued at our closing stock price on the date of issuance of $.048 or $259,200.
On September 5, 2002, an unrelated consultant was issued 100,000 restricted and unregistered shares of common stock in exchange for investor relations services. This transaction was valued at our closing stock price on the date of issuance of $.04 or $4,000.
Item  3.  Defaults  upon  Senior  Securities
-------

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
-------

A majority of our shareholders voted to approve the transactions discussed above involving PS and UDS.

Item  5.  Other  Information
-------

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K
-------

99  Certifications
99.1  Statement  required  by  18  U.S.C.  Section  1350, as adopted pursuant to section  906  of  the  Sarbanes-Oxley  Act  of  2002
99.2 Reversal of the previous acquisition of UDS is incorporated by reference under Form 8-K filed on November 7, 2002.
99.3 Forfeiture of the assets of the PS restaurant operation to a secured lender in return for the forgiveness of certain debt to such secured lender is incorporated by reference under Form 8-K filed on November 7, 2002.
99.4 Resignation of transfer agent and discussion of an inquiry from the Securities and Exchange Commission on our President Allen Weintraub is incorporated by reference under Form 8-K filed on November 1, 2002.

















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

                                   VECTOR HOLDINGS CORPORATION
                                   ---------------------------
                                        (Registrant)


                                        /s/ Allen Weintraub
Date:  November 14, 2002                ________________________
                                        Allen Weintraub
                                        President