Form 10QSB/A
period 2002-09-30
VECTOR HOLDINGS CORP
filed 2003-04-02
CIK 830664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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


                 1959 South Power Road, Building 103, Suite 158,
                    Mesa, Arizona 85206 (Address of principal
                               executive offices)

                                 (602) 762-8111
                           (Issuer's telephone number)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [x]                   No [ ]

         Number of shares of common stock outstanding as of September 14, 2002:63,861,955. Number of shares of preferred stock outstanding as of September 14, 2002:1,254,857.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS...............................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS...............................4


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................6

ITEM 2.  CHANGES IN SECURITIES..............................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................8

SIGNATURES..................................................................9

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Vector" , or the "Company" refers to Vector Holdings Corporation, a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated financial statements including a balance sheet for Vector for the period ended June 30, 2002, and statement of operations, and statement of cash flows for the interim periods of three months and nine months up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Condensed Consolidated Balance Sheets -
September 30, 2002 (Unaudited) and December 31, 2001.......................F-1

Condensed Consolidated Statements of Operations- For the
Three and Nine Months Ended September 30, 2002 and 2001....................F-3

Condensed Consolidated Statements of Cash Flows- For the
Three and Nine Months Ended September 30, 2002 and 2001....................F-4

Notes to Unaudited Condensed Consolidated Financial Statements.............F-5

                   VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

[Unaudited]

ASSETS                                                                     Sept 30, 2002               Dec 31, 2001
                                                                           -------------               ------------
CURRENT ASSETS:
Cash and cash equivalents                                             $                47,857      $                  -
Accounts receivable, net                                                                1,121                     4,258
Inventory                                                                              59,534                    59,627
Due from related parties                                                              349,138                     2,500
                                                                      -----------------------      --------------------
TOTAL CURRENT ASSETS                                                                  457,650                    66,385

PROPERTY AND EQUIPMENT ,NET                                                             4,724                       656

OTHER ASSETS:
Goodwill (customer database leads)                                                     10,000                         -
Deposits                                                                               32,677                     1,000
TOTAL OTHER ASSETS                                                                     42,677                     1,000
                                                                      -----------------------      --------------------
TOTAL ASSETS                                                          $               505,051      $             68,041


                   See Notes to Unaudited Financial Statements





                   VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (CONTINUED)


LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                          Sept 30, 2002          Dec 31, 2001
                                                                                 -------------          ------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                          $          184,183    $          148,276
Excess of outstanding checks over bank balances                                                 -                   420
Due to related parties                                                                    472,927                75,611
                                                                               ------------------    ------------------
TOTAL CURRENT LIABILITIES                                                                 657,110               224,307
LONG-TERM OBLIGATIONS                                                                           0                     0
STOCKHOLDERS' (DEFICIT)
Preferred stock ($.10 par value ,non-voting 5,000,000 shares authorized;                  125,486                     0
1,254,857 and -0- shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively)
Common Stock ($.001 par value, 600,000,000 shares authorized;                              64,362                 9,478
64,361,955 and 9,477,644 issued and outstanding at September 30, 2002 and December 31, 2001, respectively)
Additional paid in capital                                                              7,716,172               326,842
Retained (deficit)                                                                    (8,058,079)             (492,586)
TOTAL STOCKHOLDERS' (DEFICIT)                                                           (152,059)             (156,266)
                                                                               ------------------    ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $          505,051    $           68,041

                   See Notes to Unaudited Financial Statements





                                    VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                         Three months               Three Months             Nine Months               Nine Months
                         ended Sept, 30,            Ended Sept. 30,          Ended Sept. 30,           ended Sept. 30,
                         2002                       2001                     2002                      2001
REVENUES
Sales                    $               199,158    $             159,995    $              347,240    $              252,938
Cost of Sales                           (56,609)                 (67,136)                 (109,999)                 (121,196)
Gross Profit                             142,549                   92,859                   237,241                   131,742

EXPENSES:
Selling, general                         553,151                   97,147                 7,802,734                   185,759
and
administrative
TOTAL                                    553,151                   97,147                 7,802,734                   185,759
EXPENSES

OPERATING                $             (410,602)    $             (4,288)    $          (7,565,493)    $             (54,017)
LOSS
OTHER                                          -                 (11,074)                         -                     2,072
INCOME
NET LOSS                 $             (410,602)    $            (15,362)    $          (7,565,493)    $             (51,945)
Net loss per share       $                (0.01)    $                  **    $               (0.26)    $               (0.01)
- basic and fully
diluted
Weighted                              50,636,955                9,477,666                28,792,203                 6,204,714
Average Shares
** Less than $.01
                   See Notes to Unaudited Financial Statements





                                    VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                                 Nine                     Nine months
                                                                                 months                 Ended Sept 30,
                                                                                 Ended Sept.                 2001
                                                                                 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES                                          $        (7,565,493)  $           (51,945)
Net Loss
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation                                                                                   135                   450
Bad debt write-offs                                                                          3,137                     0
Common stock issued for services                                                         7,309,200                62,500
Preferred stock issued for services                                                        250,000                     0
(Increase) decrease in operating assets:
Accounts receivable                                                                              0                67,960
Inventory                                                                                       93                31,536
Prepaid expenses                                                                                 0               (4,500)
Deposits                                                                                  (31,677)                16,000
Due from related parties                                                                 (346,638)                19,728
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses                                                       35,907             (179,252)
Due to related parties                                                                     397,316                     0
Excess of outstanding checks over bank balance                                               (420)                19,466
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                         51,560               18.0571
CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of fixed assets                                                                  (3,703)                     0
Proceeds from related party note, net                                                            0                 8,973
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        (3,703)                 8,973
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        47,857               (9,084)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                               -                 9,084
END OF THE PERIOD                                                                           47,857                     -

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING:
Common stock issued for services                                                         7,309,200                62,500
Preferred stock issued for services                                                        250,000                     -
Common stock issued for acquisition                                                         10,000                     -
SUPPLEMENTAL OPERATING AND FINANCING CASH
FLOWS
INFORMATION
Cash paid for inventory bulk purchase from unrelated company.                               47,500                     -







                           VECTOR HOLDINGS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2002 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION


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

General Description of Business

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Vector Holdings Corporation, a Nevada corporation, formerly known as Vector Aeromotive Corporation.

RESULTS OF OPERATIONS

The results, management's discussion and financial reports as of September 30, 2002 include the assets of Universal Data Services of Broward, Inc. and The Potato Sack restaurant, these assets are no longer under the control or ownership of the Company as of October 7, 2002 as set forth in the following paragraphs.

Effective as of October 7, 2002, the Company completed the reversal of its previous acquisition of Universal Data Services of Broward, Inc. ("UDS"). UDS is a Florida corporation of which Michele Weintraub is president, Ms. Weintraub became the wife of the then president of the Company, Allen Weintraub subsequent to the purchase of the UDS interest and prior to its return. In accordance with the purchase agreement executed by the parties, Ms. Weintraub as president of UDS exercised UDS' right to redeem UDS and its assets as a result of the decline in the market value of the Company's common stock below $0.25 per share. UDS returned to the Company the 500,000 shares of Company common stock paid for the purchase of UDS, which shares have been returned to the treasury. The Company has returned the computer's, printers, desks, chairs, office equipment, leads, client base and all obligations related to the office premises to UDS. As of October 7, 2002, the Company no longer had any financial or ownership interest in UDS.

Effective as of October 7, 2002, the Company forfeited the assets of The Potato Sack, a restaurant operation it managed located in the Aventura Mall, Aventura, Florida, to Miami Venture Capital, Inc. (MVC) a lender controlled by the then president of the Company, Allen Weintraub. MVC agreed to forgive all indebtedness owed by the Company arising from the purchase and operation of the Potato Sack. In return for the forgiveness of that debt to MVC, and to avoid litigation, the Company turned over the assets of The Potato Sack, including inventory and other corporate owned assets of the Company, including furniture, restaurant supplies and equipment located in The Potato Sack to MVC.

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

PART II. OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

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

On October 15, 2002, the Securities and Exchange Commission filed a civil action in the United States District Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer, Inc. The action is styled Securities and Exchange Commission v. Florida Stock Transfer, Inc., Vector Holdings Corporation, and Allen E. Weintraub, Case No. 02-023048-CIV Ungaro-Benages/Brown, and as to the Company and Mr. Weintraub, alleges, inter alia, violations of the federal securities laws by, among other things, failing to make adequate disclosure regarding Mr. Weintraub' s background. On November 1, 2002, each of the Company, Mr. Weintraub and Florida Stock Transfer, Inc. entered into a Permanent Injunction without admitting or denying any of the allegations, except to admitting to the jurisdiction of the Court over them and the subject matter of the claims. By virtue of the Permanent Injunction, Company and Mr. Weintraub were restrained and enjoined from violation of Section 17(a)1) of the Securities Act of 1933, Section 17(a)(2) and (3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5,
Section 13a of the Securities Exchange Act of 1934 and Rules 13a-1, 13a-11, 13a-13 and 12b-20 thereunder, and Section 13(a) of the Securities Exchange Act of 1934 and Rule 13b2-2. As of November 14, 2002, the Judgment of Permanent Injunction is subject to entry by the Court.

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

The following are details of unregistered sales of securities during the quarter ended September 30, 2002:

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

On September 5, 2002, John Delisa, an unrelated consultant was issued 100,000 restricted and unregistered shares of common stock in exchange for investor relations services. This transaction was valued at our closing stock price on the date of issuance of $.04 or $4,000.

Item  6.  Exhibits and Reports on Form 8-K


(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 13 of this Form 10-QSB, which is incorporated herein by reference.

         Reports on Form 8-K


         (1) Resignation of transfer agent and discussion of an inquiry from the Securities and Exchange Commission on our President Allen Weintraub is incorporated by reference under Form 8-K filed on November 1, 2002.

         (2) Reversal of the previous acquisition of UDS is incorporated by reference under Form 8-K filed on November 7, 2002 and as amended on March 26, 2003.

         (3) Forfeiture of the assets of the PS restaurant operation to a lender in return for the forgiveness of certain debt to such lender is incorporated by reference under Form 8-K filed on November 7, 2002 and as amended on March 26, 2003.

         (4) A change in control of the Company is incorporated by reference under Form 8-K filed on March 7, 2003, reporting the acquisition of 40,051,430 or 64% of all issued and outstanding shares of common stock and 1,254,857 or 100% of all issued and outstanding shares of preferred stock by Diversified Holdings X, Inc., a Utah corporation. The change in control also resulted in the appointment of Gino Carlucci as president and director of the Company.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VECTOR HOLDINGS CORPORATION



Date: April 1, 2003  __/s/ Gino Carlucci_______
                           Gino Carlucci
                           President

                                 CERTIFICATIONS

     I, Gino Carlucci, certify that:

     1. I have reviewed this quarterly Report on Form 10-QSB/A of Vector Holdings Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 1, 2003    /s/ Gino Carlucci
                       --------------------------------------------------------
Sole Executive Officer (principal financial and accounting officer)

                             Controls and Procedures

5.       Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company's Sole Executive Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Sole Executive Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting him to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

6.       Changes in internal controls.

There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of the Sole Executive Officer's evaluation.

         /s/ Gino Carlucci
         ------------------
         Gino Carlucci
         Sole Executive Officer
         April 1, 2003

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Vector Holdings Corporation (the "Company") on Form 10- QSB/A for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gino Carlucci, Sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) the Report fully complies with the requirements
                  of Section 13(a) or 15(d) of the Securities
                  Exchange Act of 1934; and

               (2) the information contained in the Report fairly
                  presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gino Carlucci
-----------------
Gino Carlucci
Sole Executive Officer
April 1, 2003

                                INDEX TO EXHIBITS

Exhibit           Page
No.               No.               Description

99                10       Certifications

99.1              12       Statement  required  by  18  U.S.C.  Section  1350,
                           as adopted pursuant to
                           section  906  of  the  Sarbanes-Oxley  Act  of  2002.