Form 10KSB
period 2002-12-31
VECTOR HOLDINGS CORP
filed 2003-04-15
CIK 830664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________ to
___________.

     Commission file number: 000-17303
                             ---------

                           VECTOR HOLDINGS CORPORATION
                           ---------------------------
                 (Name of Small Business Issuer in Its Charter)


              Nevada                          65-1021346
             --------                        -----------
  (State or Other Jurisdiction of         (I.R.S. Employer
  Incorporation or Organization)         Identification No.)


            1959 S. Power Rd, Bldg 103, Ste 158, Mesa, Arizona 85206
           -----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (602) 762-8111
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

      Title of Each Class        Name of each Exchange on Which Registered
      -------------------        ------------------------------------------
Common Stock ($0.001 Par Value)                     None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes    X                   No
                                   ------                    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Issuer's total consolidated revenues for the year ended December 31, 2002 were $347,240

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $194,484 based on the average closing bid and asked prices for the Common Stock on April 14, 2002 of $0.008

On April 14, 2003, the number of shares outstanding of the registrant's common stock: 64,361,955
On April 14, 2003, the number of shares outstanding of the registrant's preferred stock: 2,500,000



                                                 TABLE OF CONTENTS

                                                                                                               PAGE
                                                      PART I


Item 1.       Description of Business.............................................................................1

Item 2.       Description of Property.............................................................................6

Item 3.       Legal Proceedings...................................................................................6

Item 4.       Submission of Matters to a Vote of Security-Holders.................................................7


                                                      PART II

Item 5.       Market for Common Equity and Related Stockholder Matters............................................8

Item 6.       Management's Discussion and Analysis or Plan of Operation..........................................11

Item 7.       Financial Statements...............................................................................13

Item 8.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure................................................................16

                                                     PART III

Item 9.       Directors and Executive Officers...................................................................16

Item 10.      Executive Compensation.............................................................................18

Item 11.      Security Ownership of Certain Beneficial Owners and Management.....................................19

Item 12.      Certain Relationships and Related Transactions.....................................................20

Item 13.      Exhibits, List and Reports on Form 8-K.............................................................22

                      Signatures.................................................................................23

                      Index to Exhibits..........................................................................28






                                                      PART I

ITEM 1.       DESCRIPTION OF BUSINESS


History

As used in this Annual Report, the terms "we", "us", "our," the "Registrant" and the"Company" mean Vector Holdings Corporation, a Nevada corporation. The Company was originally incorporated in September 1987 under the name Vector Aeromotive
Corporation. We changed our name to Vector Holdings Corporation on June 26, 2000 to better reflect our operations at that time.

The Company was originally formed to acquire substantially all of the assets of Vector Car, a predecessor partnership. Vector Car had been a development stage company from its formation in 1978 through the complete cessation of our automotive business during 1999. During this period, we had been primarily engaged in the design, manufacture and assembly of exotic sports cars known under the Vector trade name.

In July 2000, Bestfoodonline.com, Inc. (Bestfood) acquired the assets, including the clients/customer base, of Distinguished Specialty Foods, Inc., a Florida corporation (Distinguished), which was formed in October 1998 to engage in the business of wholesale distribution of a wide variety of specialty food products principally to the hospitality industry. The hospitality industry includes, airlines, hotels, restaurants and resorts. The Company continued its wholesale distribution of specialty food products to the hospitality industry until the fourth quarter of 2002.

During the last quarter of 2002 the Company divested itself of all its operating and non operating subsidiaries in an effort to reduce its losses and extinguish debts. The Company divested itself of the following entities:

On April 24, 2002, we acquired all of the assets of Universal Data Services of Broward, Inc. ("UDS") a leads company located in Broward County, Florida. The acquired assets consisted of computer equipment, printers, desks, chairs, and office equipment collectively valued at approximately $10,000, additional acquisitions included customer and leads lists of UDS. We issued 500,000 restricted common shares during the three months ended March 31, 2002 as a deposit on the purchase. These shares were subsequently issued to UDS, the seller, upon consummation of the purchase agreement. On October 7, 2002, the Company completed the reversal of its previous acquisition of UDS assets. UDS is a Florida corporation of which Michele Weintraub is president, Ms. Weintraub became the wife of the then president of the Company, Allen Weintraub subsequent to the purchase of the UDS assets and prior to their return. In accordance with the purchase agreement executed by the parties, UDS exercised its right to redeem the assets as a result of the decline in the market value of the Company's common stock below $0.25 per share. UDS returned to the Company
500,000 shares of its common stock which was used initially for the purchase of UDS. The Company has cancelled the shares and returned the computer's, printers, desks, chairs, office equipment, leads, client base and all obligations related to the office premises to UDS. As of October 7, 2002, the Company no longer had any financial or ownership interest in UDS.

On October 7, 2002, the Company forfeited the assets of The Potato Sack, a restaurant operation it managed located in the Aventura Mall, Aventura, Florida, to Miami Venture Capital, Inc. (MVC) a lender controlled by the then president of the Company, Allen Weintraub. MVC agreed to forgive all indebtedness owed by the Company arising from the purchase and operation of the Potato Sack. In return for the forgiveness of that debt to MVC, and to avoid litigation, the Company turned over the assets of The Potato Sack, including inventory and other corporate owned assets of the Company, including furniture, restaurant supplies and equipment

On April 8, 2003, the Company under new management retroactively approved the sale of its 100% interest in Bestfoodonline.com, Inc. (Bestfood) to MVC for $10 effective as of December 30, 2002. The purpose of the disposition was to further streamline the Company by eliminating any lingering management issues, liabilities and other complications which may have involved Bestfood. The sale of Bestfood to MVC was also effected to provide further separation from Allen
Weintraub. Bestfood was considered by new management to be a burden on the Company and was not considered a viable operating company with any substantive beneficial future prospects for the Company.

General

The Company is currently a"shell" corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for Company shareholders. The Company's management will review and evaluate business ventures for possible mergers or acquisitions. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

A decision to participate in a specific business opportunity will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

Selection of a Business

The Company anticipates that potential business opportunities will be referred from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, persons involved in the financial community, and others who may present unsolicited proposals. The
Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on the personal contacts of its sole officer and director and his affiliates, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. Finder's fees paid to professional acquisition firms could involve one-time cash payments, payments based on a percentage of the business opportunity's revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is unable to predict the cost of utilizing such services. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intention is to rely upon professional advisors or financial consultants.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

The analysis of new businesses will be undertaken by or under the supervision of the Company's sole officer. In analyzing prospective businesses, the Company will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion;
the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks;
name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation to effect a merger or acquisition, and other circumstances.

Acquisition of a Business

The implementation of a structure that will effect any given business transaction may cause the Company to become a party to a merger, consolidation, purchase and sale of assets, purchase or sale of stock, or other reorganization involving another corporation, joint venture, partnership or licensee. The exact structure of the anticipated business transaction cannot yet be determined.
Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. In other words, the Company does not intend to merely buy noncontrolling interests in other businesses. Rather, its current focus is to acquire a controlling interest in a business. Upon the completion of a transaction, it is likely that the Company's present management will no longer control Company affairs. Further, a majority or all of the Company's present directors may, as part of the terms of a prospective business transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's merger or acquisition of a business venture, the present shareholders of the Company, including Diversified Holdings X, Inc.
("DHX") and its President, Richard Surber, a controlling shareholder, may, as a negotiated part of the transaction, sell a portion or all of the Company's
Common Stock held by them at a significant premium over their original investment in the Company. If the Company's current shareholders sell their stock as part of a merger/acquisition, they may decide to sell a controlling interest (i.e., over 50%) of the Company to the other entity (including such other entity's shareholders and affiliates) which participates in the merger/acquisition. The other entity might only buy shares from DHX, and/or another major shareholder, or it might only buy enough shares to obtain a controlling interest in the Company. However, there is no degree of certainty that the other entity will buy any of the Company's shares, whether from DHX or any other shareholder. Conversely, it is possible the other entity may offer to buy out all or most of the shareholders' stock at prices comparable to those offered to DHX or another major shareholder. It is possible that the entity may pay a higher price for shares belonging to insider shareholders than for shares belonging to non- insider shareholders. Although the Company's insiders have no present intentions to buy shares from other insiders, it is a possibility that insiders could buy shares from other insiders. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view toward any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders. This is done in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including
DHX, are a negotiated part of a future merger or acquisition, a conflict of interest may arise since Richard Surber, president of DHX, may be negotiating for the merger or acquisition on behalf of the Company and for the sale of DHX's shares for their own respective accounts. Where a business opportunity is well suited for merger or acquisition by the Company, but affiliates of the prospective business opportunity impose a condition that management sell its shares at a price which is unacceptable to them, management may not sacrifice its financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for its shares is high, management may be inclined to effect the acquisition in order to realize a substantial gain on its shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for its shares is fair. Shareholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its shareholders.

Although the terms of any registration rights and the number of securities, if any, which may be registered cannot be determined at this time, it may be expected that any registration of securities by the Company would entail substantial expense to the Company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be determined at this time, it may be expected that the parties to any business transaction will find it desirable to structure the merger or acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986 (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section
368(a)(1) of the Code provides for tax-free





treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company expects to be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities under Section 368. The acquiring corporation will issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the merging or acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be determined at this time, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company's operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The
Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.






Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees

The Company is a development stage company and currently has no employees.
Executive officers will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 10 hours per week.
Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is identifying and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business venture.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. If the Company should choose to create an annual report, it will contain audited financial statements. The Company intends to file all of its required information with the SEC. The Company plans to file its 10-KSB, 10-QSB and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W.,
Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov

ITEM 2.       DESCRIPTION OF PROPERTY

The Company currently maintains offices at 1959 S. Power Rd, Bld 103, Ste 158,
Mesa, Arizona 85206. The above office space is being provided at no cost to the Company by Gino Carlucci, the Company's current president. The Company has no formal lease agreement with Mr. Carlucci and expects to acquire a lease or other office space upon acquiring operations.

ITEM 3.       LEGAL PROCEEDINGS

On October 15, 2002, the Securities and Exchange Commission filed a civil action in the United States District Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer, Inc.







The action is styled Securities and Exchange Commission v. Florida Stock
Transfer, Inc., Vector Holdings Corporation, and Allen E. Weintraub, Case No.
02-023048-CIV-Ungaro-Benages/Brown, and as to the Company and Mr. Weintraub, alleges, inter alia, violations of the federal securities laws by, among other things, failing to make adequate disclosure regarding Mr. Weintraub' s background. On November 1, 2002, each of the Company, Mr. Weintraub and Florida
Stock Transfer, Inc. entered into a Permanent Injunction without admitting or denying any of the allegations, except to admitting to the jurisdiction of the Court over them and the subject matter of the claims. By virtue of the Permanent
Injunction, Company and Mr. Weintraub were restrained and enjoined from violation of Section 17(a)1) of the Securities Act of 1933, Section 17(a)(2) and
(3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, Section 13a of the Securities Exchange Act of 1934 and
Rules 13a-1, 13a-11, 13a-13 and 12b-20 thereunder, and Section 13(a) of the
Securities Exchange Act of 1934 and Rule 13b2-2. As of the date hereof, the Judgment of Permanent Injunction is subject to entry by the Court. On October
30, 2002, Florida Stock Transfer, Inc. resigned as the Company's transfer agent.

Vector Holdings Corporation v. Artistic Pavers, Inc. - This case represented a dispute between the Company as a tenant and Artistic Pavers as a landlord. The parties entered into a stipulation whereby a judgment against the Company was entered in the approximate amount of $17,000 in approximately July 2001. The
Company thereafter vacated the premises made the subject of the dispute leaving valuable equipment sufficient to satisfy the outstanding judgment. The Company has not received subsequent demands for payment from Artistic Pavers, Inc. since vacating the premises.

Suburban Capital Corporation v. Vector Holdings Corporation, Miami Venture
Capital, Inc. Allen Weintraub and Karl J. Schumer. Filed in the Circuit Court of
Cook County, Illinois, County Department, Chancery Division, Case No. 03 CH
3380. The complaint alleges that Suburban Capital Corporation ("Suburban") entered into a contract to acquire control of the Company from Miami Venture
Capital, Inc. of which Allen Weintraub is the President and paid $11,000 as Suburban's "preliminary contractual obligation" under that purchase agreement.
The Company has entered into a an agreement to settle and resolve all claims of Suburban as to the Company and an order dismissing all claims as to the Company was entered by the court on April 10, 2003. All claims that Suburban may have against the other named defendants have been assigned by the settlement agreement to the Company and Diversified Holdings X, Inc. the majority holder of the Company's common stock.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 18, 2002, the Company effected a reverse split on its shares of common stock at a ratio of 25 for 1. Our Board of Directors and a majority of our shareholders approved this reverse stock split. Prior to the reverse split, we had 9,477,664 shares of common stock outstanding. After the reverse split, the Company had 379,107 shares of common stock issued and outstanding. This reverse stock split did not affect our authorized shares or the par value of our shares.





                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, "VCTH.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2002 and 2001 are as follows:

YEAR           QUARTER ENDING                LOW                HIGH
2001           March 31, 2001                $1.000             $14.00
               June 30, 2001                 $3.500             $14.00
               September 30, 2001            $0.800             $3.500
               December 31, 2001             $0.200             $0.800
2002           March 31, 2002                $0.200             $0.240
               June 30, 2002                 $0.100             $0.120
               September 30, 2002            $0.010             $0.020
               December 31, 2002             $0.020             $0.020

2003           March 31, 2003                $0.002             $0.020

Record Holders

As of April 14, 2003, the number of issued and outstanding shares of the Company's common stock was 64,361,955, and the approximate number of holders of record of the Company's common stock was 2071. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock. The
Company is authorized to issue 600,000,000 shares of common stock and 6,000,000 shares of preferred stock.

Dividends

The Company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Reverse Split






On January 18, 2002, the Company effected a reverse split on its shares of common stock at a ratio of 25 for 1. Our Board of Directors and a majority of our shareholders approved this reverse stock split. Prior to the reverse split, we had 9,477,664 shares of common stock outstanding. After the reverse split, the Company had 379,107 shares of common stock issued and outstanding. This reverse stock split did not affect our authorized shares or the par value of our shares.

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

Risks of "Penny Stock.

Vector Holdings Corporation's common stock (OTC BB: VCTH) may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system
(NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years.
While our stock has traded between $0.002 and $14.00 per share over the past several years, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

Recent Sales of  Unregistered Securities
On January 25, 2002, the Company issued 225,000 shares of restricted common stock to Allen Weintraub for consulting services provided to the Company. The shares issued by the Company were valued at $45,000 based upon the market value at the time of issuance. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company. On January 25, 2002, the Company issued 175,000 shares of restricted common stock to Karl
Shumer for legal services provided to the Company. The shares issued by the Company were valued at $35,000 based upon the market value at the time of issuance. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity;
(2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.
On February 27, 2002, the Company issued 600,000 shares of restricted common stock to pay for web site development. The shares issued by the Company were valued at a total of $251,882 based on the market price for the shares. The
Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company. On April 25, 2002, the Company issued 14,000,000 shares of restricted common stock to Miami
Venture Capital, Inc. as a collateral fee for the loans by MVC to the Company.
The shares issued by the Company were valued at $5,040,000 based upon the market value at the time of issuance. The Company issued the shares pursuant to section
4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.
On August 23, 2002, the Company issued 5,400,000 shares of restricted common stock to Allen Weintraub as a salary adjustment. The shares issued by the Company were valued at $259,200 based upon the market value at the time of issuance. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.
On September 5, 2002, the Company issued 100,000 shares of restricted common stock to pay for business consulting services. The shares issued by the Company were valued at a total of $4,000 based on the market price for the shares. The
Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Plan of Operation

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of fiscal year 2000, but there can be no assurance that this expectation will be fully realized.

Results of Operations

For the Years Ended December 31, 2002 and 2001.

Sales

Revenues for the year ended December 31, 2002 were $347,240 versus $533,269 in net revenues for the year ended December 31, 2001, a decrease of $186,029 or 34.9%. Sales consisted of food products from our Bestfoodonline subsidiary. At year end, all operations have been sold or transferred and we do not expect any revenue during 2003 until a merger or acquisition takes place..

Income / Loss

Net loss for the year ended December 31, 2002 was $7,718,948 as compared to a net loss of $471,898 in the comparable period in 2001. The change in net income was primarily attributable to an increase of general and administrative expenses in consulting fees, which were $7,799,666 for the year ended





December 31, 2002 an increase of $7,544,666 over the year ended December 31, 2001, primarily due to common stock issued to professional to assist the Company in its development strategy.

The Company expects to continue to incur losses at least through fiscal 2003 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2002 were $7,956,189 versus $742,055 in the comparable period in 2001. The following increases in expenses were noted during the year ended December 31, 2002: Accounting and legal expenses were $69,167 during the year to maintain active trading status of the Over the Counter Bulletin Board (OTC BB).
Consulting fees were $2,420,466 primarily due to common stock issued to professional to assist the company in its development strategy. The Company incurred a one time collateral fee valued at $5,040,000 to Miami Venture
Capital, Inc. which was paid with the issuance of 14 million restricted shares of common stock. (The valuation of $5,040,000 was determined by the Company's
Independent Accountants based upon the market value of the common stock at the time of issuance and is not reflective of the value of the collateral.) Contract labor was $23,400, due to additional contracts entered into to administer our operations and market our products and services. We anticipate a significant decrease in these expenses during fiscal 2003.

Cost of Sales

One of the largest factors in the variations in the cost of sales as a percentage of net sales is the cost of products. Cost of sales for the period ended December 31, 2002 was $109,999 versus $283,212 in the comparable period in 2001. The decrease was primarily attributable to a decrease in sales for the year. Gross margins and product prices remained relatively constant during the year.

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








Liquidity and Capital Resources

For the Years Ended December 31, 2002 and 2001.

Cash flows used in operations were $0 for the year ended December 31, 2002 versus $84 in the comparable period in 2001. Negative cash flows from operating activities were primarily attributable to the net loss from operations offset by common stock issued for services and decreases in receivables, inventory and loans from related parties.

We have funded our cash needs from inception through December 31, 2002 with a series of related party, debt and equity transactions.

We project that we will need additional capital to fund operations over the next
12 months. A lack of significant revenues beginning in fiscal 2003 will significantly affect the cash position of the Company and move us toward a position where the raising of additional funds through equity, debt financing, merger or acquisition will be necessary.

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

The Company's financial statements for the fiscal year ended December 31, 2002 are attached hereto as pages F-1 through F-13.




                      [THIS SPACE INTENTIONALLY LEFT BLANK]




















                          VECTOR HOLDINGS, CORPORATION


                              FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

                       [WITH INDEPENDENT AUDITORS' REPORT]







                                           VECTOR HOLDINGS, CORPORATION.

                                                 Table of Contents


                                                                                        Page
Independent Auditors' Reports . . . . . . . . . . . . . . . . . . . . . . . . . .       F-2

Balance Sheet .......................... . . . . . . . . . . . . . . . . . . . .        F-3

Statements of Operations................................................. . . .         F-4

Statements of Stockholders' Deficit.......................................... .         F-5

Statements of Cash Flows...................................... . . . . . . . . .        F-6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .
.. . F-7 to F-15








                 [Letterhead of Bongiovanni & Associates, P.A.]
                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
VECOTR HOLDINGS, CORPORATION

We have audited the accompanying consolidated balance sheet of Vector Holdings, Corporation (a Nevada corporation) and its subsidiaries as of December 31, 2002, and the related statements of operations, stockholder's deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vector Holdings, Corporation and its subsidiaries as of December 31, 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 31, 2003
Bongiovanni & Associates
Cornelius, North Carolina






                                    VECTOR HOLDINGS CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                              AS OF DECEMBER 31, 2002

                                                                                               December 31,
                                                                                                   2001
                                                                                         ------------------------
                                        ASSETS


CURRENT ASSETS
   Cash and cash equivalent                                                              $                      -
     TOTAL CURRENT ASSETS                                                                                       -

     TOTAL ASSETS                                                                        $                      -
                                                                                         ========================


                        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                 $                129,075
   Overdrawn bank balance                                                                $                     53
     TOTAL CURRENT LIABILITIES                                                                            129,128
                                                                                         ------------------------

STOCKHOLDERS' (DEFICIT)
    Preferred stock - ($.10 par value, non-voting, 5,000,000 shares authorized;
1,254,857 shares issued and outstanding at December 31,
 31, 2002)                                                                                                125,486
    Common stock ($.001 par value, 600,000,000 shares authorized;                                          63,862
     63,861,955 issued and outstanding at December 31, 2002)
   Additional Paid in capital                                                                           7,893,058
   Retained (deficit)                                                                                  (8,211,534)
     TOTAL STOCKHOLDERS' (DEFICIT)                                                                       (129,128)
                                                                                         ------------------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $-
                                                                                         ========================


 The accompanying notes are an integral part of these consolidated financial statements





                                    VECTOR HOLDINGS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                   FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                            Year ended            Year ended
                                                                           December 31,            December
                                                                               2002                  31,
                                                                                                     2001
                                                                      ---------------------- --------------------
REVENUES;
    Sales from discontinued operations                                $              347,240 $            533,269
    Cost of Sales from discontinued operations                                     (109,999)            (283,212)
              GROSS PROFIT                                                           237,241              250,057

EXPENSES;
    Selling, general and administrative
      from discontinued operations                                                 7,956,189              742,055
                                                                      ---------------------- --------------------
      TOTAL EXPENSES                                                               7,956,189              742,055
                                                                      ---------------------- --------------------

              OPERATING LOSS                                          $          (7,718,948) $          (491,998)

                    OTHER INCOME                                                       -                   20,100
                                                                      ---------------------- --------------------

              NET LOSS                                                $(7,718,948)           $          (471,898)
                                                                      ====================== ====================

Net loss per share-basic and fully
diluted from discontinued operations                                  $               (0.21) $             (0.06)
                                                                      ====================== ====================
Weighted average shares outstanding                                               37,275,532            8,156,833
                                                                      ====================== ====================


                                   See accompanying notes to financial statements





                                    VECTOR HOLDINGS CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                                          Additional
                                                           Common Stock              Preferred Stock            paid in     Retained
                                                      ----------- ------------  -------------- ------------
                                                      Shares         Amount         Shares        Amount        Capital      Deficit
                                                      ----------- ------------  -------------- ------------  ------------- ---------
Balance, January 1, 2001                                  130,106 $        130               - $          -  $      59,842 $(20,688)
Common stock issued for merger                            160,000          160               -            -        267,000         -
Common stock issued for services                           64,000           64               -            -              -         -
Common stock issued in settlement of debt                  25,000           25               -            -              -         -
Net loss for the year                                           -            -               -            -              - (471,898)
                                                      ----------- ------------  -------------- ------------  ------------- ---------
Balance, December 31, 2001                                379,106 $        379               -            -  $     326,842$(492,586)
fractional shares due to split, other                       4,129            4               -            -          9,099         -
Common stock issued for services                       12,550,145       12,550               -            -      2,104,332         -
Common stock issued to officers for services            5,800,000        5,800               -            -        333,400         -
Common stock issued to officers for collateral fee     14,000,000       14,000               -            -      5,026,000         -
Preferred stock issued to officer for services                  -            -       2,500,000      250,000              -         -
Preferred stock converted into common stock by officer 31,128,575       31,129  $  (1,245,143)    (124,514)         93,385         -
Deposit on Purchase of Universal Data                     500,000          500               -            -              -         -
Reversal of Universal Data acquisition                  (500,000)         -500               -            -              -         -
Net loss for the year                                           -            -               -            -           -  (7,718,948)
                                                      ----------- ------------  -------------- ------------  ------------- ---------
Balances, December 31, 2002                            63,861,955 $     63,862       1,254,857 $    125,486  $ 7,893,058$(8,211,534)

Includes retroactive adjustments due to stock split.







                                                VECTOR HOLDINGS CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                        Year Ended            Year
                                                                      Dec. 31, 2002           Ended
                                                                                            Dec. 31,
                                                                                              2001
                                                                   -------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $(7,718,948)         $(471,898)
    Adjustments to reconcile net loss to net cash (used in)
       operating activities:Depreciation                                            135               178
      Loss on disposal of fixed assets                                              521                 -
      Bad debt write-offs                                                         4,258                 -
      Common stock issued for services                                        7,496,086           268,600
      Preferred stock issued for services                                       250,000                 -
      (Increase) decrease in operating assets:
        Accounts receivable                                                           -            70,436
        Inventory                                                                59,627            66,185
        Deposit                                                                   1,000            (1,000)
        Due from related parties                                                  2,500            24,053
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                   (19,201)            7,786
        Due to related parties                                                  (75,611)           35,156
        Overdrawn bank balance                                                     (367)              420
                                                                   -------------------- -----------------
          NET CASH (USED IN) OPERATING ACTIVITIES                                     -               (84)
                                                                   -------------------- -----------------

          NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                 -               (84)

        CASH AND CASH EQUIVALENTS,
          BEGINNING OF THE PERIOD                                  $                  - $              84
                                                                   -------------------- -----------------

          END OF THE PERIOD                                        $                  - $               -
                                                                   ==================== =================

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING:
      Common stock issued for services                             $          7,496,086 $         268,600
                                                                   ==================== =================
      Preferred stock issued for services                          $            250,000 $               -
                                                                   ==================== =================
      Common stock issued for acquisition, subsequently rescinded  $             10,000 $               -
                                                                   ==================== =================

SUPPLEMENTAL OPERATING AND FINANCING CASH FLOWS
INFORMATION
      Cash paid for inventory bulk purchase from unrelated company $             47,500 $               -
                                                                   ==================== =================

                           The accompanying notes are an integral part of these
consolidated financial statements.





                   VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business - Vector Holding Corporation (formerly Vector Aeromotive
Corporation) (the "Company") was incorporated December 23, 1988 under the laws of the State of Nevada. The Company was engaged in the design, development, manufacturing and marketing of exotic sports cars. The Company suspended operations in November 1996. On July 22, 1997, the Company entered into a restructuring agreement that resulted in the Company's resuming operations on a limited basis. This resumption of operations was not successful and all automotive operations ceased on July 31, 1999. These operations were sold in 2000 at which time the Company temporarily became a public shell. Vector
Holdings Corporation had no recent operating history or financial position before this merger.

On January 3, 2001, the Company acquired 100% of the outstanding common stock of Bestfoodonline.com, Inc. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No.16 wherein the Bestfoodonline.com, Inc. stockholders retained the majority of the outstanding common stock of the Company after the merger. The Company's officer and majority stockholder was also an officer and sole stockholder of Bestfoodonline.com, Inc.
This division was discontinued in 2002.

Effective on January 3, 2001, the Company operated as a gourmet food company and wholesale distributor of specialty foods throughout the United States of America and the Caribbean.

In 2002, the Company also acquired a marketing company and a fast food concession in the South Florida area. However, effective October 7, 2002, the Company completed the reversal of its previous acquisition of Universal Data
Services of Broward, Inc. ("UDS"). In accordance with the purchase agreement executed by the parties, UDS exercised its right to redeem the company as a result of the decline in the market value of the Company's common stock below
$.25 per share. UDS returned to the Company the 500,000 shares of common stock paid for the purchase of the company, which shares have been returned to the treasury. The Company no longer has any financial or ownership interest in UDS.

Also effective as of October 7, 2002, the Company forfeited the assets of the Potato Sack restaurant operation to a secured lender, the Company's officer and majority shareholder. In return for the forgiveness of certain debt to such secured lender, the Company turned over the assets of the Potato Sack, including inventory, security deposits, a lease to a related entity and other corporate owned assets of the Company, including furniture, office supplies and equipment, to the secured lender. The Company entered into a separate lease agreement on a month-to- month basis until alternative facilities can be located.







                   VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------------

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the
Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition - Revenue from sales is recognized when the products are shipped and invoiced to the customer, provided collection of the resulting receivable is probable and the earnings process is complete. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The income tax benefit consists of taxes currently refundable due to net operating loss carryback provisions for federal and state governments. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized.
Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. There are no other deferred income tax assets or liabilities required to be recorded or disclosed in accordance with Statement of Financial Accounting Standards No.109.

Property, Plant, and Equipment - Property, plant and equipment is recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred.
Depreciation is provided using the straight-line method and other methods that approximate the straight-line method. It is calculated over a recovery period as prescribed by management of 5 years for office equipment.

When property, plant and equipment are disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as gain or loss.








                   VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
-----------------------------------------------------------

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards
Board Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income", which establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements.
There were no material items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Earnings (Loss) per Share - The Company adopted Statement of Financial
Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented.
There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share for 2002 and 2001.

Fair Value of Financial Instruments - The carrying amounts of financial instruments including accounts payable and accrued expenses approximated fair value because of the immediate short- term maturity of these instruments.

Recent Accounting Pronouncements - In July 2001, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards (SFAS)
No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.








                   VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2002 and 2001

Recent Accounting Pronouncements (Cont.) - In August 2001, the FASB issued SFAS
No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS
No. 144 generally establishes a standard framework which to measure impairment of long-lived assets and expands the Accounting Principles Board ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions" to include a component of the entity (rather than a segment of the business). SFAF No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its financial condition and cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3. SFAS No. 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The implementation of the pronouncement does not have material effect on its financial condition and cash flows.

Advertising - The Company charges the costs of advertising to expense when incurred.

Basis of Presentation - The financial statements included herein include the accounts of the Company are prepared under the accrual basis of accounting.

Stock-Based Compensation - The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123. Shares issued for services rendered by a third party are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable.

NOTE B - COMMITMENTS

The Company leased its warehouse in South Florida under a month-to-month oral operating agreement. The Company sub-leased a portion of the warehouse to an unrelated party in 2001. The Company leased its executive offices in Aventura, Florida under a non-cancelable operating lease that expired on November 30, 2002. The lease was not renewed due to the Company discontinuing all operations in 2002.

Rent expense for 2002 and 2001 was $25,089 and $42,009, respectively.







                   VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2002 and 2001

NOTE  C - INCOME TAXES

The Company has approximately $336,000 of federal and state net operating losses available that expire in various years through the year 2017.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2002 and 2001.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2002 consists of net operating loss carryforward calculated using federal and state effective tax rates equating to approximately $67,000 less a valuation allowance in the amount of approximately $67,000, respectively. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.
The valuation allowance increased (decreased) by approximately ($32,000) and $95,000, respectively, for the years ended December 31, 2002 and 2001.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company's total deferred tax asset as of December 31, 2002 is as follows:

     Net operating loss carryforwards...................................................................$    67,000
     Valuation allowance       .........................................................................   (67,000)
                                                                                                         ----------

     Net deferred tax asset..........................................................................$          ---


                                                                                                              =====











                   VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2002 and 2001

NOTE D - STOCKHOLDERS' DEFICIT

During the year ended December 31, 2001, the Company issued 1,600,000 shares of its common stock for services to outside consultants. The stock issued was valued at the market price at the time of issuance, giving an aggregate value of $267,000. This amount was expensed during the year ended December 31, 2001 and is included in the accompanying financial statements.

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

During the year ended December 31, 2002, the Company enacted a 25 for 1 reverse stock split on its common stock. All common stock amounts in the accompanying financial statements have been retroactively restated to reflect this capitalization change

During the year ended December 31, 2002, the Company issued 12,550,145 shares of its common stock for services to outside consultants. The stock issued was valued at the market prices at the time of issuances, giving an aggregate value of $2,116,882. This amount was expensed during 2002 and is included in the accompanying financial statements.

During the year ended December 31, 2002, the Company issued 5,800,000 shares of its common stock for services to its officer and majority shareholder. The stock issued was valued at the market price at the time of issuance, giving an aggregate value of $339,200. This amount was expensed during 2002 and is included in the accompanying financial statements.

During the year ended December 31, 2002, the Company issued 14,000,000 shares of its common stock for services to its officer and majority shareholder for a collateral fee on a related party loan secured by the officer. The stock issued was valued at the market price at the time of issuance, giving an aggregate value of $5,040,000. This amount was expensed during 2002 and is included in the accompanying financial statements.








                   VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2002 and 2001

NOTE D - STOCKHOLDERS' DEFICIT (CONT.)

During 2002, the Company issued 2,500,000 preferred shares to the Company's officer and majority shareholder for compensation. The fair value of the services is included in the accompanying financial statements. During 2002, the Company's officer and majority shareholder at a twenty-five to one conversion ratio converted 1,245,143 of these preferred shares into 31,128,575 common shares.

NOTE E - RELATED PARTY TRANSACTIONS

On September 15, 2000, a related party , Miami Venture Capital, filed a Uniform
Commercial Code Financing Statement (Form UCC-1) with the State of Florida against the Company as debtor. Accordingly, all assets of the Company are security for this debt. As of the date of this report, the lien still exists.
However, during 2002 the Company's the Board of Directors approved the forgiveness of debt payable to this related party in exchange for the forfeiture of Potato Sack assets to a party related through common ownership.

See footnote "D" herein for additional related part transactions as they pertain to equity issuances.

NOTE F - CONCENTRATIONS

The Company had a major customer that accounted for $109,354 or 21% of the Company's total revenue for 2001. This represented a concentration of a credit risk that existed during 2001. Due to the discontinuance of related operations in 2002, the Company's vulnerability to the risk of a near-term severe impact is no longer applicable. At December 31, 2001, there was no amount due from this customer.

NOTE G - LITIGATION
As of December 31, 2002, the Company faces several lawsuits filed by various former vendors. The Company has accrued $17,000 for a judgment filed against the Company by a former landlord. The amount is probable of payment under Statement of Financial Accounting Standards No. 5. The Company believes that adequate provision has been made for all other judgments that may be awarded against the Company. None of the other lawsuits have yet been resolved.















                   VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2002 and 2001

NOTE H - GOING CONCERN

As shown in the accompanying consolidated audited financial statements, the Company has incurred losses from operations, has a deficit book value, has an overdrawn bank account, has received numerous Notices of Federal Tax Liens from the Internal Revenue Service for unpaid payroll taxes, has all of its assets fully pledged, has a negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and enter strategic acquisitions.

The Internal Revenue Service has issued a Notice of Federal Tax Lien for approximately $33,000 to the subsidiary of the Company for unpaid payroll taxes from 1998 to 2000. Included in the Statement of Operations and Balance Sheet for 2002 and 2001 is an estimate of unpaid penalties and interest computed on these unpaid payroll taxes.

         NOTE I - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements.
It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2002 and 2001 as its separate marketing division was immaterial during the short period it operated prior to it being dissolved during 2002.

NOTE J - SUBSEQUENT EVENTS

During 2001, the Company entered in to a signed Purchase and Sale Agreement for a proposed purchase of a hotel in South Florida. The agreed upon purchase price of the contract was $16,000,000; however, the transaction has not closed by the date of this report. The agreement has been mutually extended indefinitely.
Management deems the chances of closing as remote in accordance with the definitions of Statement of Financial Accounting Standards No. 5 given the state of uncertainty and lack of a firm equity or debt financing commitment to date.










                   VECTOR HOLDINGS CORPORATION & SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                 For the Years Ended December 31, 2002 and 2001

NOTE K - SUBSEQUENT EVENTS (CONT.)

Subsequent to December 31, 2002, the Company entered into a signed promissory note with its former officer and former majority shareholder. Under the terms of the note, the Company is obligated to pay $100,000 in one lump sum on February
14, 2004 including interest of 7% per annum. The obligation represented by the note may be converted into shares of the Company's common stock valued at eighty percent of the closing price of the day prior to written notice for conversion of the note.

Subsequent to December 31, 2002, the Company entered into a signed employment agreement with its former officer and former majority shareholder. Under the terms of the agreement, the Company is obligated to pay $150,000 in cash or common stock or combination of both for services rendered by him for a specified period of time of one year. If the compensation is in the Company's stock, then payment shall be at a 20% discount according to the terms of the agreement.
















ITEM 8.           CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent accountants.

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


Name                          Age                           Position                      Commenced
Gino Carlucci                 34                            CEO, President, CFO           2/03*
                                                            and Director

Dennis R. Thompson            49                            Director                      2/03*

All  executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.
* Both Mr. Carlucci and Mr. Thompson were elected by Diversified Holdings X, Inc. to the their positions subsequent to the end of the year when Diversified Holdings X, Inc. has acquired a controlling interest in the Company.

Business Experience and Personal Background.

Gino Carlucci, 34. Mr Carlucci holds a Bachelor of Arts
in Communication, and a Juris Doctorate with emphasis on constitutional law. Mr. Carlucci serves as President and Director of G&G Capital, LLC, a real estate investment company since 1999 and also serves as President of NYC Entertainment, LLC, a prominent entertainment company since 1995. He will serve as director until the next annual meeting of the Company's shareholders.

Dennis Thompson, 49, has worked as an independent consultant since 1996, prior to that time for a period of 10 years he was the owner and operator of start up business that engineered and built equipment which processed hardwood bark and prior to that period worked as a superintendent and ironworker in the construction field. He will serve as a director until the next annual meeting of the Company's shareholders.


                                    Page -17-




Family Relationships

None.

Involvement in Certain Legal Proceedings.

Mr. Allen Weintraub resigned from his position as an officer and director of the Company and divested his controlling position as shareholder at the time this Form 10KSB was filed, the following described legal action may further impair the Company. The action taken against Mr. Weintraub is more fully described below.

On October 15, 2002, the Securities and Exchange Commission filed a civil action in the United States District Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer, Inc. Mr. Weintraub was restrained and enjoined from violating certain provisions under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The action is styled Securities and Exchange Commission v. Florida Stock Transfer, Inc., Vector
                     --------------------------------------------------------------------------
Holdings Corporation, and Allen E. Weintraub, Case No. 02-023048-CIV-Ungaro-Benages/Brown, and
--------------------------------------------
as to the Company and Mr. Weintraub, alleges, inter alia, violations of the federal securities laws by, among other things, failing to make adequate disclosure regarding Mr. Weintraub' s background which included being convicted in several fraud related violations of the law.

On November 1, 2002, each of the Company, Mr. Weintraub and Florida Stock
Transfer, Inc. entered into a Permanent Injunction without admitting or denying any of the allegations, except to admitting to the jurisdiction of the Court over them and the subject matter of the claims. By virtue of the Permanent
Injunction, Company and Mr. Weintraub were restrained and enjoined from violation of Section 17(a)1) of the Securities Act of 1933, Section 17(a)(2) and
(3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, Section 13a of the Securities Exchange Act of 1934 and
Rules 13a-1, 13a-11, 13a-13 and 12b-20 thereunder, and Section 13(a) of the
Securities Exchange Act of 1934 and Rule 13b2-2. As of the date hereof, the Judgment of Permanent Injunction is subject to entry by the Court. On October
30, 2002, Florida Stock Transfer, Inc. resigned as the Company's transfer agent.

There have been no other events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended
December 31, 2002 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

                                    Page -18-




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

Summary Compensation Table

                                                            Other               Restricted                     Restricted
Name and         Fiscal         Annual         Bonuses      Compensation        Stock           LTIP           Stock
Position         Year           Salary                                          Awards          Options        Bonuses
                                (1)            (2)          (3)                 (4)             (6)            (5)
Allen            2002           $-0            0            0                   5,800,000       0              0
Weintraub
CEO and
President(7)
                 2001           $-0            0            0                   225,000         0              0
                 2000           $-0            0            0                   0               0              0

(1) The dollar value of base salary (cash and non-cash) received. Information on the stock-based compensation can be found in the accompanying audited financial statements. (2) The dollar value of bonus (cash and non-cash) received.
(3) During the periods covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including prerequisites and other personal benefits, securities or property.
(4) During the periods covered by the Summary Compensation Table, the Company made a restricted award of 225,000 shares of restricted stock to Allen Weintraub for 2001 services in lieu of salary. During the year 2002 the Company issued
5,800,000 shares of restricted stock to Allen Weintraub for services valued at $339,200, the valuation was determined by the Independent Accounts for the Company based upon the market price for the shares at the time of issuance.
(5)   The Company currently has no Restricted Stock Bonus Plans.
(6)   No other compensation
(7) Allen Weintraub was president of Miami Venture Capital, Inc. ("MVC") the majority shareholder of the Company which received the following stock during the relevant periods: April 24, 2002 the Company issued 14,000,000 shares of restricted stock to MVC to secure the loan for the purchase of The Potato Sack, the shares were valued by the Company's independent accountants at market price of $5,040,000. On January 3, 2001 the Company issued 4,000,000 restricted shares of common stock to MVC for the purchase of Bestfoodonline.com, Inc.



Compensation of Directors

                                    Page -19-




The Company does not pay its non-employee directors any compensation for Directors' Meetings attended. It is anticipated that no more than twelve meetings will occur each year. There are currently no Employment Contracts, Termination of Employment or Change-In Control Arrangements.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS
All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on April 14, 2003, are listed below:
outstanding.

     Title of Class                   Name & Address of                      Amount and             Percent of
     --------------                   -----------------                      ----------             ----------
                                       Beneficial Owner                       Nature of                class
                                       ----------------                       ---------                -----
                                                                             Beneficial
                                                                              Ownership
------------------------ -------------------------------------------- ------------------------- -------------------
      Common Stock               Diversified Holdings X, Inc.              (1) 40,051,430             63%(2)
   ($0.001 par value)           268 West 400 South, Suite 300                  Direct
                                  Salt Lake City, Utah 84101

------------------------ -------------------------------------------- ------------------------- -------------------
      Common Stock           Gino Carlucci, President & Director                  0                    0.00
   ($0.001 par value)               1959 South Power Road
                                      Building 103, #327
                                     Mesa, Arizona 85206
------------------------ -------------------------------------------- ------------------------- -------------------
      Common Stock                Dennis Thompson, Director                       0                    0.00
   ($0.001 par value)                   #10 Dairy Road
                                        Poca, WV 25159
------------------------ -------------------------------------------- ------------------------- -------------------
      Common Stock                      Richard Surber                     (1) 40,051,430               63%
   ($0.001 par value)                 268 West 400 South                     Beneficial
                                  Salt Lake City, Utah 84101
------------------------ -------------------------------------------- ------------------------- -------------------
      Common Stock          Directors and Executive Officers as a                 0                     0%
   ($0.001) par value               Group (2 individuals)
------------------------ -------------------------------------------- ------------------------- -------------------
(1) Mr. Surber is the President and sole shareholder of  Diversified Holdings X, Inc. has the sole power to vote and dispose of all
Vector shares owned by Diversified Holdings X. Inc.
(2) On March 1, 2003, there were 64,361,955 shares of common stock issued and outstanding.



                                    Pag -20-




ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years the Company has been a party to the following material transaction or series of transactions with the below named Directors, Executive
Officers or nominees for election as a Director of the Company or beneficial owner of 5% or more of the Company's outstanding common stock:

January 3, 2001 the Company issued 4,000,000 restricted shares of common stock to Miami Venture Capital, Inc. the majority shareholder of the Company and controlled by Allen Weintraub, the former president of the Company, in exchange for 100% ownership of Bestfoodonline.com, Inc. This number of shares included a contractually agreed upon 2,000,000 shares of common stock penalty caused by a delay in the timing of the acquisition.

During August of 2002, the Company issued 5,800,000 shares of its common stock to Allen Weintraub, its former president and majority shareholder for services.
The stock was valued by the Company's independent accountants at the market prices at the time of issuance, with an aggregate value of $339,200.

On April 14, 2002, the Company's board of directors authorized the issuance of 14,000,000 restricted shares of its common stock to Miami Venture Capital, Inc.
a Florida corporation under the control of Allen Weintraub, the Company's former president and majority shareholder. These shares were issued as further collateral on a loan to purchase The Potato Sack. These shares were valued by the Company's independent accountants at market price at the time of issuance with an aggregate value of $5,040,000.

On April 24, 2002, we acquired the assets only of Universal Data Services of Broward, Inc. ("UDS") a leads company located in Broward County, Florida. The acquired assets consisted of computer equipment, printers, desks, chairs, and office equipment collectively valued at approximately $10,000, additional acquisitions included customer and leads lists of UDS. We issued 500,000 restricted common shares to UDS, the seller, upon consummation of the purchase agreement. On October 7, 2002, the Company completed the reversal of its previous acquisition of UDS assets. UDS is a Florida corporation of which Michele Weintraub is president, Ms. Weintraub became the wife of the then president of the Company, Allen Weintraub subsequent to the purchase of the UDS assets and prior to their return. In accordance with the purchase agreement executed by the parties, UDS exercised its right to redeem the assets as a result of the decline in the market value of the Company's common stock below
$0.25 per share. UDS returned to the Company 500,000 shares of its common stock.
The Company has cancelled the shares and returned the computer's, printers, desks, chairs, office equipment, leads, client base and all obligations related to the office premises to UDS. As of October 7, 2002, the Company no longer had any financial or ownership interest in UDS.

On October 7, 2002, the Company forfeited the assets of The Potato Sack, a restaurant operation it managed located in the Aventura Mall, Aventura, Florida, to Miami Venture Capital, Inc. (MVC) a lender controlled by the then president of the Company, Allen Weintraub. MVC agreed to forgive all indebtedness owed by the Company arising from the purchase and operation of the Potato Sack. In return for the forgiveness of that debt to MVC, and to avoid litigation, the Company turned over the

                                    Page -21-




assets of The Potato Sack, including inventory and other corporate owned assets of the Company, including furniture, restaurant supplies and equipment

Subsequent Events
On February 14, 2003, the Company signed a Promissory Note in the sum of $100,000 payable to Allen Weintraub, the former president of the Company, payment is due on February 14, 2004 and the note bears interest at the rate of 7% per annum and includes a right of conversion into shares of the Company's common stock at a value of 80% of the closing price for the shares on the day prior to written notice of conversion by Mr. Weintruab. The note was given in final satisfaction of all obligations of the Company to Mr. Weintraub and Miami
Venture Capital as of the date of the note.

In February of 2003, the Company signed an employment agreement with Allen
Weintraub, the former president of the Company. The agreement provides for compensation in the amount of $150,000 worth of S-8 common stock of the Company provided that Mr. Weintraub is eligible for compensation pursuant to an S-8 registration or in cash if such registration is not available, payments to be made on a quarterly basis. Services are to be provided to the Company relating to the preparation and filing of reports with the Securities and Exchange
Commission and other regulatory agencies for a period of 12 months.

On April 8, 2003, the Company under new management retroactively approved the sale of its 100% interest in Bestfoodonline.com, Inc. (Bestfood) to MVC, a corporation controlled by the former President of the Company, for $10 effective as of December 30, 2002. The purpose of the disposition was to further streamline the Company by eliminating any lingering management issues, liabilities and other complications which may have involved Bestfood. The sale of Bestfood to MVC was also effected to provide further separation from Allen
Weintraub. Bestfood was considered by new management to be a burden on the Company and was not considered a viable operating company with any substantive future beneficial prospects for the Company.


                                    Page -22-




ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page of this form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K.
   ----------------------

                  (1) On November 6, 2002 the company filed a Form 8-K and amended that filing on March 27, 2003 with a Form 8-K/A, reporting that effective as of October 7, 2002, the Registrant had completed the reversal of its previous acquisition of Universal Data Services of Broward, Inc. ("UDS").
                  (2) On February 13, 2003 the company filed a Form 8-K that reports that on October 15, 2002, the Securities and Exchange
                  Commission filed a civil action in the United States District
                  Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer, Inc.
                  (3) On March 7, 2003 the company filed a Form 8-K advising that on February 21, 2003, Diversified Holdings X, Inc., a
                  Utah corporation ("DHX") closed on a Stock Acquisition
                  Agreement with Miami Venture Capital, Inc. and others in which DHX acquired 40,051,430 shares of the common stock of Vector
                  Holdings Corporation, which represents 63% of all issued and outstanding common stock of the registrant and 1,254,857 shares of preferred stock of Vector Holdings Corporation, or 100% of all issued and outstanding shares of preferred stock of the Registrant.



                                    Page -23-






                                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, there unto duly authorized.

                                            Vector Holdings Corporation


Dated: April 14, 2003                             By:    /s/ Gino Carlucci
                                                       -------------------
                                                        Gino Carlucci, President and CFO


Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.



SIGNATURE                                         TITLE                    DATE

                                                    President, Director    April 14, 2003
   /s/ Gino Carlucci
Gino Carlucci

                                                  Director                 April 14, 2003
 /s/ Dennis Thompson
Dennis Thompson









                                    Page -24-







CERTIFICATIONS

     I, Gino Carlucci, certify that:

     1.   I have reviewed this annual Report on Form 10-KSB of Vector Holdings Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


                                    Page -25-






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

/s/ Gino Carlucci
Gino Carlucci, CEO and CFO
Date: April 14, 2003



                                    Page -26-






INDEX OF EXHIBITS
Exhibit          Page
No.                No.    Description
-------------------------------------------------------------------------------------------------------------------


3(i)                      * Articles of Incorporation of the Company as amended
                          and bylaws are herein incorporated by reference from
                          the Company's Form S-3 filed December 22, 1995.
10(i)             *       Purchase Agreement with The Potato Sack, Inc. incorporated by reference from the
                          June 30, 2002, 10-QSB filed August 14, 2002 as Exhibit 10.1
10(ii)            *       Purchase Agreement with Universal Data Systems, Inc. incorporated by reference from the June 30, 2002, 10-QSB filed August 14, 2002 as Exhibit 10.2
10(iii)           31      Purchase Agreement with Miami Venture Capital, Inc and Vector Holdings
                          Corporation dated December 30, 2002.
10(iv)            32      Settlement Agreement between Vector Holdings and Suburban Capital Updated.
99.1              28      Certification As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act
                           Of 2002
99.2              30      Statement regarding Controls and Procedures

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                    Page -27-






Exhibit 99.1
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Annual Report of Vector Holdings Corporation (the"
Company") on Form 10- KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Gino
Carlucci, Chief Executive, Sole Executive Officer, certify, pursuant to 18
U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

   1.   I have reviewed this annual report on Form 10-KSB of Vector Holdings Corporation and:

               (a)     The Report complies with the requirements of section 13(a) or 15(d) of the Securities
               Exchange Act of 1934; and

               (b) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

   2. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made know to me by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report are my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date:

   3.     I have disclosed, based on my most recent evaluation, to the Company's auditors and the board of directors

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

                                    Page -28-







   4. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    /s/ Gino Carlucci
   Gino Carlucci
   CEO and CFO
   April 14, 2003


                                    Page -29-







Exhibit 99.2
                                              Controls and Procedures

1.       Evaluation of disclosure controls and procedures

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

2.       Changes in internal controls.

There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of the Sole Executive Officer's evaluation.


 /s/ Gino Carlucci
         Gino Carlucci
         CEO and CFO
         April 14, 2003



                                    Page -30-






                                 Exhibit 10(ii)
                               PURCHASE AGREEMENT

         This Purchase Agreement (the "Agreement") is entered into as of the
30th day of December, 2002, by and between Vector Holdings Corporation, a Nevada corporation ("Vector") and Miami Venture Capital, Inc., a Florida corporation
("MVC").
                                                      RECITALS
         A.  WHEREAS, Vector is the parent corporation of Bestfoodonline.com, Inc., a Florida corporation, ("Bestfood"), and
         B.  WHEREAS, the MVC desires to purchase Bestfood from Vector; and.
         C.  WHEREAS, the parties desire to exchange all of Vector's interest in Bestfood to MVC in exchange for Ten dollars and other good and valuable consideration;
         NOW THEREFORE, in consideration of the consideration set forth herein which are acknowledge to be good and valuable consideration the parties agree as follows:
         1.       Vector shall and does hereby transfer, sell and convey to MVC and all rights, title and ownership that it may have to
                  Bestfood, including any stock ownership.

         2.       MVC shall deliver and pay over to Vector Ten dollars in cash and other good and valuable consideration as specified by the parties.

         3.       Should legal action be necessary to enforce, construe,
                  rescind, terminate or recover for the breach of the provisions of this agreement, the prevailing part or parties shall be entitled to recover all costs of suit, including reasonable attorney's fees.
         4.       This Agreement shall be governed by and construed in accordance with the Laws of the
                  State of Florida.
         5.       The individuals signing this Agreement warrant that they have full authority to bind their principals as parties to this
                  Agreement.
         IN WITNESS WHEREOF, the undersigned parties have executed this
Agreement as of the date first above written.

VECTOR HOLDINGS CORPORATION                                                              MIAMI VENTURE CAPITAL, INC.

By:     /s/ Allen Weintraub                                                 By:       /s/ Allen Weintraub
   ------------------------------------------------------------------------      --------------------------------------------------
Title:                                                           Title:
        --------------------------------------------------               -------------------------------------------

                                                     Page -31-






                                 Exhibit 10(iv)
                    SETTLEMENT AGREEMENT AND GENERAL RELEASE

         This Settlement Agreement ( greement is made and entered into between SUBURBAN CAPITAL CORPORATION ( uburban , on the one hand, VECTOR HOLDINGS
CORPORATION ( ector), DIVERSIFIED HOLDINGS X, INC. ( HX and RICHARD SURBER ( urber on the other hand. The above-named parties are referred to collectively hereinafter as he Parties.

                                                      RECITALS

         Whereas, certain disputes have arisen between Suburban and Vector;

         Whereas, Suburban filed a suit against Vector and other named defendants (Miami Venture
Capital, Allen Weintraub and Karl J. Schumer) in the in the Circuit Court of Cook County, Illinois County
Department, Chancery Division, Case No. 03 CH 3380, SUBURBAN CAPITAL CORPORATION,
                                                    -----------------------------
Plaintiff v. VECTOR HOLDINGS CORP., a Nevada corporation, MIAMI VENTURE CAPITAL, INC., a
----------------------------------------------------------------------------------------
Florida corporation, ALLEN WEINTRAUB, individually and KARL J. SCHUMER, individually.
------------------------------------------------------------------------------------

         Whereas, the Parties now desire to resolve all claims, known and unknown, which may exist among the named parties to this agreement relating to, or arising out of, the action entitled and numbered as set forth hereinabove.

         Now therefore, in consideration of the above premises and the following covenants, it is hereby agreed as follows:

Purpose

            1. The Parties hereto understand, acknowledge, and agree that the execution of this Agreement constitutes a compromise of the disputes that exist between them, that this Agreement is not to be considered as any finding of fact nor construed as an admission of liability or fault by any party.

Reciprocal Obligation

             2. Vector shall pay to Suburban the sum of Ten Thousand dollars ($10,000) within forty-eight hours of the execution hereof by delivery of certified funds, Vector, Surber and DHX shall pay the additional sum of Nine Thousand dollars ($9,000) in certified funds within sixty (60) days of the execution of this agreement, with Surber and DHX acting as guarantors of the $9,000 payment only, Suburban agrees upon receipt of the $10,000 payment to dismiss with prejudice all claims it has against Vector arising out of or related to the claims asserted in the litigation set forth above and to dismiss or release all injunctions, restraining orders or similar court orders, Suburban further agrees to assign to Vector and DHX all claims that it has as to the other named defendants in the litigation set forth above for all purposes and causes of action.

SETTLEMENT AGREEMENT AND GENERAL RELEASE
                                    Page -32-







           3. Suburban agrees to release all claims that it has to all Vector stock of any class and specifically as to Vector stock certificates #1093 and 1099 and shall execute all necessary documents to have the court and its clerks deliver possession of those certificates to DHX, free of any further claim of Suburban.

           4. The respective Parties have agreed to jointly draft and execute this Settlement Agreement and
         General Release, and after the language is finalized, to provide the other with a copy of the executed signature page with all due expediency.

           5. The Parties agree that payments, actions and delivery o the documents as set forth in paragraphs
         1 through 5 of this agreement by the parties shall constitute full and complete settlement of all disputes arising from, or related to the litigation set forth above as to Suburban and Vector and the complete and full assignment of causes of action in the said litigation to Vector and DHX with regard to other named defendants in Case No. 03 CH
         3380 pending in the Circuit Court of Cook County, Illinois County
         Department, Chancery Division.

           6. After counsel for Suburban receives in his office a copy of the executed signature page of this
         Settlement Agreement, Suburban shall deliver the signed orders, consents or motions as agreed upon by counsel for the parties hereto to carry out the provisions of this agreement. After counsel for Vector receives in his office a copy of the executed signature page of this
         Settlement Agreement by Suburban, within 48 hours he shall deliver to counsel for Suburban a certified check in the sum of $10,000, made payable to Suburban Capital Corporation.
..
Release of Claims

               7. Each party agrees for itself, its predecessors,
                                     ------
         successors, and assigns, to fully and unconditionally
         release and forever discharge the other parties, including each party successors, assigns, subsidiaries, affiliates, transferees, attorneys, representatives, agents, officers, directors, employees, insurers, and reinsurers, past, present, and future, from and on account of any and all claims, demands, actions, causes of action, or charges of any nature or kind whatsoever against the other party, whether known or unknown, asserted or unasserted, choate or inchoate, related to or arising out of the above set forth action bearing Case No. 03 CH 3380.

Advice of Counsel

          10. In executing this Agreement, the Parties acknowledge tha they have been advised to consult with and have consulted with and had the advice of an attorney duly admitted to practice law in the State of Illinois prior to executing this Agreement, and that they have voluntarily executed this Agreement after a careful and independent investigation, and not under fraud, duress, or undue influence.

Binding on Successors

SETTLEMENT AGREEMENT AND GENERAL RELEASE
                                    Page -33-







             11. This Agreement shall be binding on and inure to the benefit of the Parties hereto, their heirs, executors, administrators, successors-in-interest, and assigns.

Integration

             12. All Parties hereby agree that this Agreement is the complete and exclusive statement of the mutual understanding of the Parties and supersedes and cancels all previous written and oral agreements and communications relating to the settlement between the parties arising from the litigation set forth herein above.

Interpretation

            13. The Parties hereby agree that no inference or rule of inference shall be made by reason of the fact that one Party caused this Agreement to be drafted. For purposes of interpretation of the Agreement, it shall be assumed that all Parties drafted each provision of the Agreement. This Agreement shall be deemed to have been made in, and shall be construed pursuant to the laws of the State of Illinois.

Severability

           14. If any provision of this Agreement shall be adjudged by any court of competent jurisdiction to be unenforceable or invalid, that provision shall be limited or eliminated to the minimum extent necessary so that this Agreement shall otherwise remain in full force and effect and enforceable.

Confidentiality

            15. The Parties hereto specifically acknowledge, affirm, agree, and intend on their own behalf and on the behalf of their attorneys and representatives, that the terms of this Agreement shall remain entirely confidential unless disclosure is required by the court, by law, any reporting requirements of the Securities and Exchange Commission or the American Stock Exchange, or otherwise necessary to carry out the terms and conditions of this Agreement.

No Waiver

           16. No failure to exercise, and no delay in exercising, on the part of any Party, any privilege, any power or any rights hereunder will operate as a waiver thereof, nor will any single or partial exercise of any right or power hereunder preclude further exercise of any right hereunder.




SETTLEMENT AGREEMENT AND GENERAL RELEASE
                                                     Page -34-






Further Assistance

          17. Each of the parties shall hereafter execute all document and take all actions that are reasonably necessary to effectuate the provisions of this Agreement.

Attorney Fees

          18. If any actual controversy arises as to the enforcement o any provision of this Agreement, the prevailing party, in any action or arbitration to enforce this Agreement, shall be entitled to recover all costs and expenses including, without limitation, attorney fees.

Execution in Counterparts

          19. The Parties agree that this Agreement may be executed in counterparts and that it is the intent of the Parties that a copy signed by a Party will be fully enforceable against that Party provided all other Parties have executed a counterpart of this Agreement. The Parties further agree that, in order to expeditiously effect the execution of this Agreement, a facsimile transmission of the signature pages will be deemed an original.

         Therefore, the signatures below constitute an express of the Parties, and each of them, that this Agreement is agreed to and binding as of the date of execution:

VECTOR HOLDINGS CORPORATION


By:      _Gino Carlucci___________ Dated:            _____________________
Its:     President

SUBURBAN CAPITAL CORPORATION


By:      _/s/ Frank Custable_______ Dated:           _____________________
Its:     President

DIVERSIFIED HOLDINGS X, INC.


By:      __/s/ Richard Surber________ Dated:         _____________________
Its:     President

SETTLEMENT AGREEMENT AND GENERAL RELEASE
                                    Page -35-






RICHARD SURBER, Personally


Signed   /s/ Richard Surber________________ Dated:        _____________________



SETTLEMENT AGREEMENT AND GENERAL RELEASE
                                                     Page -36-
