Form 10KSB/A
period 2002-12-31
VECTOR HOLDINGS CORP
filed 2003-04-23
CIK 830664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Item 10.      Executive Compensation.............................................................................18

Item 11.      Security Ownership of Certain Beneficial Owners and Management.....................................19

Item 12.      Certain Relationships and Related Transactions.....................................................20

Item 13.      Exhibits, List and Reports on Form 8-K.............................................................22

Item 14       Controls and Procedures............................................................................22

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

April 22, 2003
Bongiovanni & Associates
Cornelius, North Carolina






                                    VECTOR HOLDINGS CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEET
                                              AS OF DECEMBER 31, 2002

                                                                                               December 31,
                                                                                                   2002
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
                                                                      ====================== ====================


                                   See accompanying notes to financial statements





                                    VECTOR HOLDINGS CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                                           Addition
                                                                                                                              al
                                                       Common  Stock                Preferred Stock            paid in      Retained
                                                  -----------  ------------ ----------------- ------------
                                                  Shares          Amount         Shares          Amount        Capital      Deficit
                                                  -----------  ------------ ----------------- ------------  ------------- ----------
Balance, January 1, 2001                              130,106  $        130                 - $          -  $      59,842 $ (20,688)
Common stock issued for merger                        160,000           160                 -            -        267,000          -
Common stock issued for services                       64,000            64                 -            -              -          -
Common stock issued in settlement of debt              25,000            25                 -            -              -          -
Net loss for the year                                       -             -                 -            -              -  (471,898)
                                                  -----------  ------------ ----------------- ------------  ------------- ----------
Balance, December 31, 2001                            379,106  $        379                 -            -  $     326,842 $(492,586)
fractional shares due to split, other                   4,129             4                 -            -          9,099          -
Common stock issued for services                   12,550,145        12,550                 -            -       2,104,33          -
                                                                                                                        2
Common stock issued to officers for services        5,800,000         5,800                 -            -        333,400          -
Common stock issued to officers for collateral fee 14,000,000        14,000                 -            -       5,026,00          -
                                                                                                                        0
Preferred stock issued to officer for services              -             -         2,500,000      250,000              -          -
Preferred stock converted into common stock by     31,128,575        31,129 $     (1,245,143)    (124,514)         93,385          -
officer
Deposit on Purchase of Universal Data                 500,000           500                 -            -              -          -
Reversal of Universal Data acquisition              (500,000)          -500                 -            -              -          -
Net loss for the year                                       -             -                 -            -              -(7,718,948)
                                                  -----------  ------------ ----------------- ------------  ------------- ----------
Balances, December 31, 2002                        63,861,955  $     63,862         1,254,857 $    125,486  $   7,893,058$8,211,534)

                                            Includes retroactive adjustments due to stock split.
                                               See accompanying notes to financial statements






                                                VECTOR HOLDINGS CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                     Year Ended            Year
                                                                                   Dec. 31, 2002           Ended
                                                                                                         Dec. 31,
                                                                                                           2001
                                                                                -------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $        (7,718,948)   $     (471,898)
    Adjustments to reconcile net loss to net cash (used in) operating activities
      Depreciation                                                                               135               178
      Loss on disposal of fixed assets                                                           521                 -
      Bad debt write-offs                                                                      4,258                 -
      Common stock issued for services                                                     7,496,086           268,600
      Preferred stock issued for services                                                    250,000                 -
      (Increase) decrease in operating assets:
        Accounts receivable                                                                        -            70,436
        Inventory                                                                             59,627            66,185
        Deposit                                                                                1,000            (1,000)
        Due from related parties                                                               2,500            24,053
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                                (19,201)            7,786
        Due to related parties                                                               (75,611)           35,156
        Overdrawn bank balance                                                                  (367)              420
                                                                                -------------------- -----------------
          NET CASH (USED IN) OPERATING ACTIVITIES                                                  -               (84)
                                                                                -------------------- -----------------

          NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                              -               (84)

        CASH AND CASH EQUIVALENTS,
          BEGINNING OF THE PERIOD                                               $                  - $              84
                                                                                -------------------- -----------------

          END OF THE PERIOD                                                     $                  - $               -
                                                                                ==================== =================

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH
FINANCING:
      Common stock issued for services                                          $          7,496,086 $         268,600
                                                                                ==================== =================
      Preferred stock issued for services                                       $            250,000 $               -
                                                                                ==================== =================
      Common stock issued for acquisition, subsequently rescinded               $             10,000 $               -
                                                                                ==================== =================

SUPPLEMENTAL OPERATING AND FINANCING CASH FLOWS
INFORMATION
      Cash paid for inventory bulk purchase from unrelated company              $             47,500 $               -
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

The Company's total deferred tax asset as of December 31, 2002 is as follows:

     Net operating loss carry forwards..................................................................$    67,000
     Valuation allowance       .........................................................................   (67,000)
                                                                                                         ----------

     Net deferred tax asset.........................................................................   .$        ---














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

Business Experience and Personal Background.

Gino Carlucci, 34, Graduated from Quinnipiac University with a Bachelor of Arts in Communication. He then attended law school at Ohio Northern University earning a Juris Doctorate with emphasis on constitutional law. Mr. Carlucci serves as President and Director of G&G Capital, LLC, a real estate investment company since 1999 and also serves as President of NYC Entertainment, LLC, a promenade entertainment company since 1995. He will serve as director until the next annual meeting of the Company's shareholders.

Dennis Thompson, 49, has worked as an independent consultant since 1996, prior to that time for a period of 10 years he was the owner and operator of start up business that engineered and built equipment which processed hardwood bark and prior to that period worked as a superintendent and ironworker in the construction field. Mr. Thompson currently serves on the board of directors of Diversified Financial Resources Corporation a publicly traded company on the OTC
BB. He will serve as a director until the next annual meeting of the Company's shareholders.

                                    Page -16-




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

                                    Page -17-




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


                                    Page -18-




Compensation of Directors
The Company does not pay its non-employee directors any compensation for Directors' Meetings attended. It is anticipated that no more than twelve meetings will occur each year. There are currently no Employment Contracts, Termination of Employment or Change-In Control Arrangements.

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



                                                     Page -19-




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

                                   Page -20-




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


                                    Page -21-




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

ITEM 14.   CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.



                                    Page -22-






                                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, there unto duly authorized.

                                            Vector Holdings Corporation


Dated: April 22, 2003                             By:      /s/ Gino Carlucci
                                                       --------------------------------------
                                                                Gino Carlucci, President and CFO


Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.



SIGNATURE                                         TITLE                    DATE

                                                    President, Director    April 22, 2003
/s/ Gino Carlucci
Gino Carlucci

                                                  Director                 April 22, 2003
 /s/ Dennis thompson
Dennis Thompson


                                    Page -23-






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

                                                     Page -24-







     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gino Carlucci
Gino Carlucci, CEO and CFO
Date: April 22, 2003



                                    Page -25-






INDEX OF EXHIBITS
Exhibit          Page
No.                No.    Description
-------------------------------------------------------------------------------------------------------------------


3(i)                      * Articles of Incorporation of the Company as amended
                          and bylaws are herein incorporated by reference from
                          the Company's Form S-3 filed December 22, 1995.
10(i)             *       Purchase Agreement with The Potato Sack, Inc. incorporated by reference from the
                          June 30, 2002, 10-QSB filed August 14, 2002 as Exhibit 10.1
10(ii)            *       Purchase Agreement with Universal Data Systems, Inc. incorporated by reference from the June 30, 2002, 10-QSB filed August 14, 2002 as Exhibit 10.2
10(iii)           29      Purchase Agreement with Miami Venture Capital, Inc and Vector Holdings
                          Corporation dated December 30, 2002.
10(iv)            30      Settlement Agreement between Vector Holdings and Suburban Capital Updated.

99.1               27      Certification As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act
                           Of 2002

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                                     Page -26-






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

                                                     Page -27-







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

    /s/ Gino Carlucci
   Gino Carlucci
   CEO and CFO
   April 14, 2003

                                                     Page -28-







                                 Exhibit 10(iii)
                               PURCHASE AGREEMENT

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

VECTOR HOLDINGS CORPORATION                                                              MIAMI VENTURE CAPITAL, INC.

                By: /s/ Allen Weintraub By: /s/ Allen Weintraub
 ------------------------------------------------------------------------ ----------------------------------------------------------
Title:                                                           Title:
        --------------------------------------------------               -------------------------------------------

                                                     Page -29-






                                                   Exhibit 10(iv)
                                      SETTLEMENT AGREEMENT AND GENERAL RELEASE

    This Settlement Agreement ( agreement is made and entered into between SUBURBAN CAPITAL CORPORATION ( suburban , on the one hand, VECTOR HOLDINGS
CORPORATION ( Vector), DIVERSIFIED HOLDINGS X, INC. ( DHX and RICHARD SURBER (
Surber on the other hand. The above-named parties are referred to collectively hereinafter as he Parties.

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

    Whereas, Suburban filed a suit against Vector and other named defendants (Miami Venture Capital,
Allen Weintraub and Karl J. Schumer) in the in the Circuit Court of Cook County, Illinois County
Department, Chancery Division, Case No. 03 CH 3380, SUBURBAN CAPITAL CORPORATION,
                                                    -----------------------------
Plaintiff v. VECTOR HOLDINGS CORP., a Nevada corporation, MIAMI VENTURE CAPITAL, INC., a
----------------------------------------------------------------------------------------
Florida corporation, ALLEN WEINTRAUB, individually and KARL J. SCHUMER, individually.
------------------------------------------------------------------------------------

    Whereas, the Parties now desire to resolve all claims, known and unknown, which may exist among the named parties to this agreement relating to, or arising out of, the action entitled and numbered as set forth herein above.

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

SETTLEMENT AGREEMENT AND GENERAL RELEASE
                                                     Page -30-







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

               7. Each party agrees for itself, its predecessors, successors, and assigns, to fully and unconditionally release and forever discharge the other parties, including each party successors, assigns, subsidiaries, affiliates, transferees, attorneys, representatives, agents, officers, directors, employees, insurers, and reinsurers, past, present, and future, from and on account of any and all claims, demands, actions, causes of action, or charges of any nature or kind whatsoever against the other party, whether known or unknown, asserted or un-asserted, choate or inchoate, related to or arising out of the above set forth action bearing Case No. 03 CH 3380.

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

Binding on Successors

SETTLEMENT AGREEMENT AND GENERAL RELEASE
                                                     Page -31-







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




SETTLEMENT AGREEMENT AND GENERAL RELEASE
                                                     Page -32-






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

SUBURBAN CAPITAL CORPORATION


By:      _/s/ Frank Custable_______ Dated:           _____________________
Its:     President

DIVERSIFIED HOLDINGS X, INC.


By:      __/s/ Richard Surber________ Dated:         _____________________
Its:     President

SETTLEMENT AGREEMENT AND GENERAL RELEASE
                                                     Page -33-






RICHARD SURBER, Personally


Signed   ___/s/ Richard Surber_______ Dated:         _____________________

N:\Master\Clients\Vector Holdings Corporation\SEC Filings\10KSB Filings\2002 10KSB-A draft 4-14-03.wpd


SETTLEMENT AGREEMENT AND GENERAL RELEASE
                                                     Page -34-

