Form 10QSB
period 2003-03-31
VECTOR HOLDINGS CORP
filed 2003-05-15
CIK 830664

U.S. Securities and Exchange Commission
                                              Washington, D.C. 20549

                                                    FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the
         Quarterly Period Ended March 31, 2003

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the
         Transition Period from _______ to _______

Commission File Number: 000-17303


                           VECTOR HOLDINGS CORPORATION
        (Exact name of small business issuer as specified in its charter)


         Nevada                                    65-1021346
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

                  Yes [x]                   No [ ]

         Number of shares of common stock outstanding as of May 14,  2003: 319,342.
         Number of shares of preferred stock outstanding as of May 14, 2003: 1,254,857.



                                                 TABLE OF CONTENTS

                                           PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................4

ITEM 3 CONTROLS AND PROCEDURES....................................................................................4

                                            PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS........................................................................................5

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................5

ITEM 5. OTHER INFORMATION.........................................................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................6

SIGNATURES........................................................................................................8

INDEX TO EXHIBITS................................................................................................11
                                                THIS SPACE HAS BEEN
                                             INTENTIONALLY LEFT BLANK





ITEM 1.                                                 FINANCIAL STATEMENTS

 As used herein,  the term "Vector" , or the "Company" refers to Vector Holdings
Corporation, a Nevada corporation,  its subsidiary corporations and predecessors
unless  otherwise  indicated.   Unaudited,   consolidated  financial  statements
including a balance  sheet for Vector for the period ended March 31,  2003,  and statement of  operations,  and statement of cash flows for the interim period up to date of such balance  sheet and and the  comparable  periods of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference. THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK



                                                         3


                                       INDEX TO INTERIM FINANCIAL STATEMENTS

                                                                                                               Page

Consolidated Unaudited Condensed balance Sheet March 31, 2003...................................................F-1

Consolidated Unaudited Condensed Statements of Operations- For the
Three Months Ended March 31, 2003 and 2002......................................................................F-3

Consolidated Unaudited Condensed Statements of Cash Flows- For the
Three Months Ended March 31, 2003 and 2002......................................................................F-4

                                                THIS SPACE HAS BEEN
                                             INTENTIONALLY LEFT BLANK



                                                         4



                                     VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                               AS OF MARCH 31, 2003
===================================================================================================================

                                                                                                        (Unaudited)
                                          ASSETS                                                March 31, 2003
                                                                                           ------------------------

CURRENT ASSETS:
Cash and cash equivalents                                                                   $                     -
Deferred consulting expense                                                                                 130,617
                                                                                           ------------------------
TOTAL CURRENT ASSETS                                                                                        130,617
                                                                                           ------------------------

TOTAL ASSETS                                                                                $               130,617
                                                                                           ========================


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                                                       $                76,233
                                                                                           ------------------------
TOTAL CURRENT LIABILITIES                                                                                    76,233
                                                                                           ------------------------

LONG-TERM OBLIGATIONS
Notes payable                                                                                               250,909
                                                                                           ------------------------

STOCKHOLDERS' (DEFICIT)
Preferred stock ($.10 par value, non-voting, 5,000,000 shares authorized;                                   125,486
1,254,857 shares issued and outstanding at March 31, 2003)
Common stock ($.001 par value, 600,000,000 shares authorized; 63,861,955                                     63,862
issued and outstanding at December 31, 2002)
Additional paid in capital                                                                                7,893,058
Retained (deficit)                                                                                      (8,278,931)
                                                                                           ------------------------
TOTAL STOCKHOLDERS' (DEFICIT)                                                                             (196,525)
                                                                                           ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $               130,617
                                                                                           ========================


                      See accompanying notes to financial statements


                                                        F-1



                         VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
==========================================================================================


                                                       Three                         Three
                                                        Months Ended          Months Ended
                                                      March 31, 2003        March 31, 2002
                                                --------------------   -------------------
REVENUES:
Sales                                            $                 -    $           2,566
Cost of Sales                                                      0              (17,418)
                                                --------------------   -------------------
GROSS PROFIT (LOSS)                                                0              (14,852)

EXPENSES:
Selling, general and administrative                           67,397               477,569
                                                --------------------   -------------------
TOTAL EXPENSES                                                67,397               477,569
                                                --------------------   -------------------

OPERATING (LOSS)                                 $          (67,397)    $        (492,421)

OTHER INCOME (EXPENSE)                                             -                     -
                                                --------------------   -------------------

NET LOSS                                         $          (67,397)    $        (492,421)
                                                ====================   ===================

  Net loss per share -
  basic and fully diluted                        $           (0.001)    $           (0.15)
                                                ====================   ===================
  Weighted Average Shares                                 63,861,955             3,389,752
                                                ====================   ===================

** Less than $.01


                      See accompanying notes to financial statements


                                                        F-1



                                               VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
===================================================================================================================================

                                                                                            Three                Three
                                                                                             Months Ended     Months Ended
                                                                                        March 31, 2003       March 31, 2002
                                                                                     --------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $          (67,397)   $       (492,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                                          -0-                  45
Bad debt write-offs                                                                                   -0-               3,137
Common stock issued for services                                                                      -0-             155,000
Preferred stock issued for services                                                                   -0-             250,000
Reverse stock split adjustment                                                                        -0-             (6,070)
(Increase) decrease in operating assets:
Deferred consulting expense                                                                     (130,617)                 -0-
Inventory                                                                                             -0-                  93
Deposits                                                                                              -0-            (10,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses                                                            (52,842)              19,572
Due to related parties                                                                                -0-              76,589
Excess of outstanding checks over bank balance                                                       (53)               4,055
NET CASH USED IN OPERATING ACTIVITIES                                                           (250,909)                   0
                                                                                     --------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Incurrence of notes payable                                                                       250,909                   0

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                               0                   0

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                                                               $                     $   -           -

                                                                                     --------------------  ------------------

END OF THE PERIOD                                                                     $                     $   -           -

                                                                                     ====================  ==================

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
    Common stock issued for services                                                  $                     $   -    155,000

                                                                                     ====================  ==================
Preferred stock issued for services                                                   $                     $   -    250,000

                                                                                     ====================  ==================
Common stock issued for deposit on acquisition                                        $                     $   -    (10,000)

                                                                                     ====================  ==================
                                                See accompanying notes to financial statements


                                                        F-2





                                    VECTOR HOLDINGS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2003
====================================================================================================================

                                                                                         Additional
                                            Common                 Preferred Stock         Paid-in      Retained
                                             Stock
                                            Shares   Amount      Shares       Amount       Capital       Deficit

Balances, January 1, 2003               63,861,955 $    63,862    1,254,857 $   125,486 $   7,893,058 $  (8,211,534)

Net loss for the period                                -       -             -           -               -  (67,397)

Balances, March 31, 2003                63,861,955 $    63,862    1,254,857 $   125,486  $  7,893,058  $ (8,278,931)












                                  See notes to accompanying financial statements.


                                                        F-3



                                            VECTOR HOLDINGS CORPORATION
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  March 31, 2003


                                          NOTE 1 - BASIS OF PRESENTATION


 The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Vector's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2002. The results for the three months ended
March 31, 2003are not necessarily


                  THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK





                                                        F-4


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

 As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Vector Holdings Corporation, ("Vector") a Nevada corporation, formerly known as Vector Aeromotive Corporation.


                                                 Plan of Operations

 Vector's  plan of  operation  for the coming year is to identify  and acquire a favorable business opportunity. Vector does not plan to limit its options to any particular  industry,  but will evaluate each opportunity on its merits.  Vector
has  reviewed  and  evaluated  a  number  of  business   ventures  for  possible
acquisition  or  participation  by  Vector.  Vector  has not  entered  into  any agreement,  nor does it have any  commitment or  understanding  to enter into or become engaged in a transaction as of the date of this filing.  Vector continues to  investigate,  review,  and evaluate  business  opportunities  as they become available and will seek to acquire or become  engaged in business  opportunities at such time as specific  opportunities  warrant.  Vector  anticipates  that its owners,  affiliates,  and consultants will provide it with sufficient capital to continue  operations  until  the  end of the  year  2003,  but  there  can be no assurance that this expectation will be fully realized.

     Vector has no plans for the purchase or sale of any plant or equipment.

 The Company is a  development  stage  company and  currently  has no employees.
Vector has no current plans to make any changes in the number of employees and does not anticipate doing so until it acquires a business or an interest in an operation company.

 Vector does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

                         ITEM 3. CONTROLS AND PROCEDURES

 On March 31, 2003,  Vectors Chief Executive Officer and Chief Financial Officer
made an evaluation of Vectors  disclosure  controls and  procedures.  In Vectors opinion, the disclosure controls and procedures are adequate because the systems of controls  and  procedures  are designed to assure,  among other  items,  that
1)recorded  transactions are valid; 2) valid  transactions are recorded;  and 3)
transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations and cash flows for the respective periods being presented.  Moreover,
the  evaluation  did  not  reveal  any  significant   deficiencies  or  material
weaknesses in Vectors disclosure controls and procedures.

 There have been no significant changes in Vectors internal controls or in other
factors  that  could   significantly   affect  these  controls  since  the  last
evaluation.






                                            PART II. OTHER INFORMATION

                                             ITEM 1. LEGAL PROCEEDINGS


 Suburban  Capital  Corporation v. Vector  Holdings  Corporation,  Miami Venture
Capital, Inc. Allen Weintraub and Karl J. Schumer. Filed in the Circuit Court of
Cook County,  Illinois,  County Department,  Chancery  Division,  Case No. 03 CH
3380. The complaint alleges that Suburban Capital Corporation ("Suburban") entered into a contract to acquire control of Vector from Miami Venture Capital, Inc. of which Allen Weintraub is the President and paid $11,000 as Suburban's
"preliminary contractual obligation" under that purchase agreement. Vector has entered into a an agreement to settle and resolve all claims of Suburban as to Vector and an order dismissing all claims as to Vector was entered by the court on April 10, 2003. All claims that Suburban may have against the other named defendants have been assigned by the settlement agreement to Vector and Diversified Holdings X, Inc. the majority holder of Vector's common stock.

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                                      None.

                            ITEM 5. OTHER INFORMATION

 On February 14, 2003,  Vector  entered into an Employment  Agreement with Allen
Weintraub,  Vector's  former  President.  Vector  entered  into  the  Employment
Agreement  in  an  effort  to  ensure   continuity   with   Vector's   reporting
requirements.  Vector's new management  believed that Mr.  Weintraub  could have historical  knowledge with respect to certain matters  pertaining to Vector. The
Agreement  calls for the payment of $150,000 in cash or stock over the course of
12  months.  Vector  plans on  renegotiating  the  Agreement  because of certain misrepresentations  made by Mr.  Weintraub  concerning  certain  liabilities  of
Vector and other complications which have arisen.

                                Subsequent Event

 On February 21, 2003, Diversified Holdings X, Inc., a Utah corporation ("DHX") closed on a Stock Acquisition Agreement with Miami Venture Capital, Inc. and others in which DHX acquired 40,051,430 shares of the common stock of Vector, which represents 63% of all issued and outstanding common stock of Vector and 1,254,857 shares of preferred stock of Vector, or 100% of all issued and outstanding shares of preferred stock of Vector. The consideration paid by DHX for the purchase of the stated interests in Vector was a one time cash payment of $25,000, which has been paid in full at the time of closing. Miami Venture
Capital, Inc. through this transaction has sold all interests that it held in the stock of Vector. Richard Surber is the sole officer, director and shareholder.

 The parties to the Stock Acquisition Agreement agreed that Allen Weintraub, former President of the Registrant, shall be employed by Vector Holdings
Corporation for a period of up to 18 months to assist the Registrant with its filings with the Securities and Exchange Commission in exchange for promised compensation for those services of $150,000 worth of common stock of the

 Registrant and if Mr. Weintruab is eligible to receive such shares to issue those shares pursuant to an S-8 registration statement.

 DHX is a privately held Utah corporation of which Richard Surber is the sole officer, director and shareholder. The principal executive offices of the Registrant have been relocated to: 1959 South Power Road, Bldg. 103, Suite 158,
Mesa, Arizona 85206.

 On February 28, 2003, DHX consented to the  appointment of Gino Carlucci as the
President and Secretray of Vector. Gino Carlucci,  34, Graduated from Quinnipiac
University with a Bachelor of Arts in Communication. Then attended law school at
Ohio  Northern   University   earning  a  Juris   Doctorate   with  emphasis  on
constitutional  law. Mr.  Carlucci  also serves as President and Director of G&G
Capital,  LLC, a real estate  investment  company since 1999. Mr.  Carlucci also serves as President of NYC Entertainment, LLC, a promenade entertainment company since 1995.

 The Registrant is currently a shell corporation and a majority owned subsidiary of DHX. Both DHX and the Registrant intend to pursue operations suitable for acquisition by the Registrant.

 On May 7, 2003, Vector will effect a 1 for 200 reverse-split of its common stock, such that every current shareholder of Vector's common stock will hold 1 share for every 200 shares they held prior to the reverse split. All fractional shares have been rounded up to the nearest whole share. Vector's was trading on the OTC Bulletin Board under the symbol"VCTH.OB, the new trading symbol is "VCRH.OB". As of the date of report the number of authorized shares is six hundred million (600,000,000), effective May 7, 2003 the number of authorized shares after the reverse split was three million (3,000,000) with the par value remaining at $.001 per share. The number of issued and outstanding shares prior to the reverse split was Sixty Four Million Three Hundred Sixy One Thousand Nine
Hundred fifty five  (64,361,955).  The number of shares on May 5, 2003 was Three
Hundred Twenty One Thousand Nine Hundred (321,900). The Board of Director effected the reverse split in compliance with NRS 78.207 and does not require the approval of Vector's stockholders. Vector intends to increase its authorized shares by shareholder consent via Schedule 14C within the next 45 days or as soon as practicable.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)           Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 13 of this Form 10-QSB, which is incorporated herein by reference.

                               Reports on Form 8-K


         (1)             Reversal of the previous acquisition of UDS is incorporated by reference under Form
                                  8-K/A filed on November 7, 2002 and as amended on March 26, 2003.

         (2)            Forfeiture of the assets of the PS restaurant operation to a lender in return for the forgiveness of certain debt to such lender is incorporated by reference under Form 8-K filed on November 7, 2002 and as amended on March 26, 2003.

         (3)             A change in control of Vector is incorporated by reference under Form 8-K filed on
                           March 7, 2003, reporting the acquisition of 40,051,430 or 64% of all issued and outstanding shares of common stock and 1,254,857 or 100% of all issued and outstanding shares of preferred stock by Diversified Holdings X, Inc., a Utah corporation. The change in control also resulted in the appointment of Gino Carlucci as president and director of Vector.



                                                    SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                                                      VECTOR HOLDINGS CORPORATION



Date: May 14, 2003                                              /s/ Gino Carlucci
                                                                  Gino Carlucci, CEO, CFO and Director

                                                  CERTIFICATIONS

                                            I, Gino Carlucci, certify that:

     1.  I have reviewed this quarterly Report on Form 10-QSB of Vector Holdings Corporation;

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

Date: May 14, 2003        /s/ Gino Carlucci
CEO and CFO

                                             CERTIFICATION PURSUANT TO
                                                 18 U.S.C. 1350,
                                              AS ADOPTED PURSUANT TO
                                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Vector Holdings Corporation (the "Company") on Form 10-QSB
for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gino Carlucci, Sole Executive Officer of the Company, certify, pursuant to 18
U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) the Report fully complies with the requirements
                  of Section 13(a) or 15(d) of the Securities
                  Exchange Act of 1934; and

               (2) the information contained in the Report fairly
                  presents, in all material respects, the financial condition and result of operations of the Company.


Gino Carlucci
CEO and CFO
May 14, 2003

                                                 INDEX TO EXHIBITS

Exhibit  Page


No.              No.      Description
---------------- -------- --------------------------------------------------------------------------------------------
3(i)             *        Articles of Incorporation of the Company as amended and bylaws are herein incorporated by reference from the Company's Form S-3 filed December 22,
                          1995.
Material Contracts
10(i)            11       Promissory Note between Vector and Allen Weintraub dated 14th February 2003
10(ii)           13       Employment agreement between Vector and Allen Weintraub dated 14th
                          February 2003
10(iii)          17       Settlement Agreement and Release between Allen Weintraub, Miami Venture
                          Capital, Bestfoodline, Inc, and Vector dated 14th February 2003.
99               9        Certifications
99.1             10       Statement  required  by  18  U.S.C.  Section  1350, as adopted pursuant to section
                          906  of  the  Sarbanes-Oxley  Act  of  2002.


           * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.



$ 100,000                                                                                      Dated:______________

                                                  PROMISSORY NOTE

         FOR VALUE RECEIVED, in performance and satisfaction of a Settlement Agreement and Release,
Vector Holdings Corporation, a Nevada corporation ("Maker"), promises to pay to Allen Weintraub, an individual resident of the state of Florida ("Holder"), or order, One Hundred Thousand dollars ($100,000).

         1.       Payments.  The principal on the obligation represented hereby shall be repaid in one lump sum, one year from the date hereof.

         2.       Interest.  The obligation shall bear simple interest which shall be at the rate of 7% per annum, payable one year from the date hereof.

         3.       Type and Place of Payments.  Payments of principal and interest shall be made in lawful money of the United States of America to the above-named Holder at 19495 Biscayne Blvd., Suite 409, Aventura, Florida
33180, or order.

         4.       Prepayment.  Advance payment or payments may be made on the principal, without penalty or forfeiture.  There shall be no penalty for any prepayment.

         5.       Default.  Upon the occurrence or during the continuance of any one or more of the events hereinafter enumerated, Holder or the holder of this Note may forthwith or at any time thereafter during the continuance of any such event, by notice in writing to the Maker, declare the unpaid balance of the principal and interest on the Note to be immediately due and payable, and the principal and interest shall become and shall be immediately due and payable without presentation, demand, protest, notice of protest, or other notice of dishonor, all of which are hereby expressly waived by Maker, such events being as follows:

                  (a)      Default in the payment of the principal and interest of this Note or any portion thereof when the same shall become due and payable, whether at maturity as herein expressed, by acceleration, or otherwise, unless cured within five (5) days after notice thereof by Holder or the holder of such Note to
         Maker.

                  (b)      Maker shall file a voluntary petition in bankruptcy or a voluntary petition seeking reorganization, or shall file an answer admitting the jurisdiction of the court and any material allegations of an involuntary petition filed pursuant to any act of Congress relating to bankruptcy or to any act purporting to be amendatory thereof, or shall be adjudicated bankrupt, or shall make an assignment for the benefit of creditors, or shall apply for or consent to the appointment of any receiver or trustee for Maker, or of all or any substantial portion of its property, or Maker shall make an assignment to an agent authorized to liquidate any substantial part of its assets; or

                  (c)      An order shall be entered pursuant to any act of Congress relating to bankruptcy or to any act purporting to be amendatory thereof approving an involuntary petition seeking reorganization of the
         Maker, or an order of any court shall be entered appointing any receiver or trustee of or for Maker, or any receiver of trustee of all or any substantial portion of the property of Maker, or a writ or warrant of attachment or any similar process shall be issued by any court against all or any substantial portion of the property of Maker, and such order approving a petition seeking reorganization or appointing a receiver or trustee is not vacated or stayed, or such writ, warrant of attachment, or similar process is not released or bonded within 60 days after its entry or levy.

         6.       Attorneys' Fees.  If this Note is placed with an attorney for collection, or if suit be instituted for collection, or if any other remedy permitted by law is pursued by Holder, because of any default in the terms and conditions herein, then in such event, the undersigned agrees to pay reasonable attorneys' fees, costs, and other expenses incurred by Holder in so doing.

         7.       Construction.  This Note shall be governed by and construed in accordance with the laws of the
State of Florida.

         8.       Conversion into Shares.  Upon written notice to the other party to this Note, the obligation represented by this note may be converted into shares of the common stock of the Maker, the common stock shall be valued at eighty percent (80%) of the closing price of the day prior to written notice for conversion of the Note as set forth herein into shares of the Maker's common stock, such shares shall be delivered within 5 business days of the receipt of the notice of conversion as issued by either party.  Receipt of the shares of common stock of the
Maker by the Holder as set forth by this paragraph shall be treated as full and final payment and complete satisfaction of this note, including all principal and interest.  However, failure to deliver these shares shall be an act of default and entitle Holder to the remedies set forth herein under Paragraph 6.

         Maker: Vector Holdings Corporation


         _________________________________

         By: ______________________________




                                               Employment Agreement


AGREEMENT made this               day of                  , 2003, between                                  , a
corporation whose corporate headquarters are located at                              (herein after referred to as ''Company''),
and                          , an individual whose address is                                                          (hereinafter
referred to as ''Employee'').

Employee has been, and desires to continue to be, employed by Company and Company desires to employ
Employee in a capacity in which Employee would

Now, therefore, it is agreed:

1.       Definitions:

As used in this Agreement:

(a) ''Company'' means                                                                               , its successors and assigns,
and any of its
present or future subsidiaries, or organizations controlled by, controlling, or under common control with it.

(b) "Confidential Information" means any and all information disclosed or made available to Employee or known by
Employee as a direct or indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, Plans and
Inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling.

(c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.

(d) ''Company Monthly Base Pay'' means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement or pension benefits.

(e) ''Conflicting Organization'' means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product.

(f) ''Conflicting Product'' means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

(g) ''New Monthly Base Pay'' means Employee's monthly remuneration with a subsequent employer, computed as described in Subparagraph (d) of this Paragraph 1.

2.       Duties:

The Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following:



During the term of his employment by Company, Employee shall devote all of his working time to Company.

3.       Compensation, Term, and Termination:

As compensation for his services, Employee shall receive the following compensation:

A base salary of





Reimburse for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

..

This employment agreement shall continue for             (   ) years from the effective date of this agreement. At all
times, this employment contract is subject to the right of Company to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company.
Company reserves the right at any time to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4.       Benefits, Bonuses and Expenses:

(1) Company may provide for Employee benefits as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the
Board of Directors. (2) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of
Directors, shall deem appropriate. Employee acknowledges that Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.  (3)
Additionally, Company may reimburse Employee for expenses as it, in the sole discretion of Company's Board of
Directors, shall deem appropriate. Such expense reimbursements shall be paid to Employee as ordered by the Board of Directors.

5.       Disclosure of Confidential Information:

(a) Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any
Confidential Information or any portion thereof.

(b) Return of confidential information. Upon termination of his employment with Company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in
Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return to Company all such Confidential Information, including all copies and portions thereof.

(c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired,

conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement.

6.       Binding Effect:

This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7.       Enforcement:

The formation, effect, performance and construction of this Agreement shall be governed by the laws of the State of
Florida of the United States of America.

8.       Arbitration:

Any dispute or controversy arising from or relating to this Agreement shall be decided by arbitration in the City of
                            ,                         , by the American Arbitration Association, by a panel of three arbitrators mutually
acceptable to Employee and Company, and in accordance with the procedural rules and regulations of that association. At the request of either Company or Employee, arbitration proceedings will be conducted in secrecy; in such case, all documents, testimony, and records shall be received, heard and maintained by the arbitrators in secrecy, available for inspection only by Company, Employee and their respective attorneys and experts who shall agree, in advance and in writing, to receive all such information confidentially and to maintain such information in secrecy until such information shall become generally known or until such time as such information becomes known by reason of judicial appeal from or enforcement of the decision of the arbitration.

9.       Entire Agreement and Waiver of Prior Rights:

This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

10.      Other Rights:

Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to that party.

11.      Acceptance:

Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement.

In witness whereof, the parties have executed this Agreement on the day and year first above written.


Employee:                                                     Company




                                                        16


____________________________________                 ____________________________________

Individual                                                    President





                                     SETTLEMENT AGREEMENT AND GENERAL RELEASE

         This Settlement Agreement ( agreement is made and entered into between SUBURBAN CAPITAL
CORPORATION ( suburban , on the one hand, VECTOR HOLDINGS CORPORATION ( Vector),
DIVERSIFIED HOLDINGS X, INC. ( DHX)  and RICHARD SURBER ( surber ) on the other hand.  The above-named parties are referred to collectively hereinafter as the Parties.

                                                   RECITALS

         Whereas, certain disputes have arisen between Suburban and Vector;

         Whereas, Suburban filed a suit against Vector and other named defendants (Miami Venture Capital,
Allen Weintraub and Karl J. Schumer) in the in the Circuit Court of Cook County, Illinois County Department,
Chancery Division, Case No. 03 CH 3380, SUBURBAN CAPITAL CORPORATION, Plaintiff v. VECTOR
HOLDINGS CORP., a Nevada corporation, MIAMI VENTURE CAPITAL, INC., a Florida corporation,
ALLEN WEINTRAUB, individually and KARL J. SCHUMER, individually.

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

SETTLEMENT AGREEMENT AND GENERAL RELEASE
                                                      18



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

SETTLEMENT AGREEMENT AND GENERAL RELEASE
                                                      19


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

         Therefore, the signatures below constitute an express of the Parties, and each of them, that this
Agreement is agreed to and binding as of the date of execution:

VECTOR HOLDINGS CORPORATION


By:      _____________________ Dated:       _____________________
Its:     President

SUBURBAN CAPITAL CORPORATION


By:      _____________________ Dated:       _____________________
Its:     President

DIVERSIFIED HOLDINGS X, INC.


By:      _____________________ Dated:       _____________________
Its:     President

RICHARD SURBER, Personally


Signed   _____________________ Dated:       _____________________


SETTLEMENT AGREEMENT AND GENERAL RELEASE
                                                      20

