Form 10QSB
period 2003-06-30
NCI HOLDINGS INC
filed 2003-08-08
CIK 830664

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2003

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the
         Transition Period from _______ to _______

Commission File Number: 000-17303


                               NCI HOLDINGS, INC.

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

                                 (602) 762-8111
                                 --------------
                           (Issuer's telephone number)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [x]                   No [ ]

   Number of shares of common stock outstanding as of June 30, 2003: 319.310. Number of shares of preferred stock outstanding as of June 30, 2003: 1,254,857.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........4

ITEM 3 CONTROLS AND PROCEDURES...............................................4

                                            PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................5

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................5

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................5

ITEM 5. OTHER INFORMATION....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................6

SIGNATURES...................................................................7

INDEX TO EXHIBITS............................................................8
                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK

                          ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "NCIH" , or the "Company" refers to NCI Holdings, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated financial statements including a balance sheet for NCIH for the period ended June 30, 2003, and statement of operations, and statement of cash flows for the interim period up to date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.


                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK


                                       INDEX TO INTERIM FINANCIAL STATEMENTS

                                                                                                               Page

Consolidated Unaudited Condensed balance Sheet June 30, 2003....................................................F-1

Consolidated Unaudited Condensed Consolidated Statements of Operations- For the
Three Months Ended June 30, 2003 and 2002 and the Six Months Ended June 30, 2003 and 2002.......................F-2

Consolidated Unaudited Condensed Statements of Cash Flows- For the
Three Months Ended June 30, 2003 and 2002 and the Six Months Ended June 30, 2003 and 2002.......................F-3

Consolidated Statement of Stockholders' Deficit for the Six months ended June 30, 2003 .........................F-4

Notes to Unaudited Condensed Consolidated Financial Statements..................................................F-5

                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK








                               NCI HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2003
===========================================================================================================

                                                                                           (Unaudited)
                                      ASSETS                                              June 30, 2003
                                      ------
                                                                                      ---------------------

CURRENT ASSETS:
Cash and cash equivalents                                                          $                    -
Deferred consulting expense                                                                         93,117
                                                                                      --------------------
TOTAL CURRENT ASSETS                                                                                93,117
                                                                                      --------------------

TOTAL ASSETS                                                                       $                93,117
                                                                                      ====================


                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                                              $                86,114
                                                                                      --------------------
TOTAL CURRENT LIABILITIES                                                                           86,114
                                                                                      --------------------

LONG-TERM OBLIGATIONS
Notes payable                                                                                      252,659
                                                                                      --------------------

STOCKHOLDERS' (DEFICIT)
Preferred stock ($.10 par value, non-voting, 5,000,000 shares authorized;                          125,486
1,254,857 shares issued and outstanding at June 30, 2003)
Common stock ($.001 par value, 600,000,000 shares authorized; 319,310                                  319
issued and outstanding at June 30, 2003)
Additional paid in capital                                                                       7,956,601
Retained (deficit)                                                                             (8,328,062)
                                                                                      --------------------
TOTAL STOCKHOLDERS' (DEFICIT)                                                                    (245,656)
                                                                                      --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $                93,117
                                                                                      ====================


                 See accompanying notes to financial statements







                                                         NCI HOLDINGS, INC.

                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                      FOR THE THREE AND SIX MONTHS ENDED JUNE 30,2003 AND 2002
====================================================================================================================================


                                                        Three                 Three                 Six                  Six
                                                     Months Ended          Months Ended        Months Ended          Months Ended
                                                    June 30, 2003         June 30, 2002        June 30, 2003        June 30, 2002
                                                  ------------------   --------------------  -----------------    ------------------
REVENUES:
Sales                                           $                  - $             $145,516 $                -   $           148,082
Cost of Sales                                                      -               (35,972)                  -              (53,390)
                                                  ------------------   --------------------  -----------------    ------------------
                  GROSS PROFIT                                     -                109,544                  -                94,692

EXPENSES:
Selling, general and administrative                           49,131              6,772,004            116,528             7,249,573
                                                  ------------------   --------------------  -----------------    ------------------
TOTAL EXPENSES                                                49,131              6,772,004            116,528             7,249,573
                                                  ------------------   --------------------  -----------------    ------------------

                OPERATING (LOSS)                $           (49,131) $          (6,662,460) $        (116,528)   $       (7,154,881)

             OTHER INCOME (EXPENSE)                                -                      -                  -                     -
                                                  ------------------   --------------------  -----------------    ------------------

                   NET (LOSS)                   $           (49,131) $          (6,662,460) $        (116,528)   $       (7,154,881)
                                                  ==================   ====================  =================    ==================

Net (loss) per share-
basic and fully diluted                         $              (0.15 $              (41.06) $           (0.36)   $           (80.08)
                                                  ==================   ====================  =================    ==================
Weighted Average Shares Outstanding                          319,310                162,267            319,310                89,349
                                                  ==================   ====================  =================    ==================

           Note: Weighted average shares above have been retroactively restated for 200 to 1 reverse stock split in 2003

                                           See accompanying notes to financial statements







                                                      NCI HOLDINGS, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
===============================================================================================================================

                                                                                              Six                   Six
                                                                                         Months Ended          Months Ended
                                                                                         June 30, 2003         June 30, 2002
                                                                                      -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $          (116,528)  $        (7,154,881)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation                                                                                          -0-                    90
Bad debt write-offs                                                                                   -0-                 3,137
Common stock issued for services                                                                      -0-             7,056,000
Preferred stock issued for services                                                                   -0-               250,000
(Increase) decrease in operating assets:
Deferred consulting expense                                                                      (93,117)                   -0-
Inventory                                                                                             -0-              (47,407)
Deposits                                                                                              -0-              (30,547)
Due from related parties                                                                              -0-             (237,561)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses                                                            (42,961)                22,524
Due to related parties                                                                                -0-               190,336
Excess of outstanding checks over bank balance                                                       (53)                  (98)
                                                                                      -------------------   -------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                             (252,659)                51,593
                                                                                      -------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Incurrence of notes payable                                                                       252,659                     0
                                                                                      -------------------   -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               0                51,593

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                                                              $                  -  $                  -
                                                                                      ===================   ===================

END OF THE PERIOD                                                                    $                  -  $             51,593
                                                                                      ===================   ===================

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
Common stock issued for services                                                     $                  -  $          7,056,000
                                                                                      ===================   ===================
Preferred stock issued for services                                                  $                  -  $            250,000
                                                                                      ===================   ===================
Common stock issued for deposit on acquisition                                       $                  -  $             10,000
                                                                                      ===================   ===================

SUPPLEMENTAL OPERATING AND FINANCING CASH FLOWS INFORMATION:
------------------------------------------------------------
Cash paid for inventory bulk purchase from unrelated company                         $                  -  $             47,500
                                                                                      ===================   ===================

                                        See accompanying notes to financial statements




                                                 NCI HOLDINGS, INC.

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                       FOR THE SIX MONTHS ENDED JUNE 30, 2003
====================================================================================================================

                                                                                         Additional
                                                  Common Stock     Preferred Stock         Paid-in      Retained
                                   ----------------------------------------------------
                                            Shares   Amount      Shares       Amount      Capital*       Deficit
                                   ---------------------------------------------------- ----------------------------

Balances, January 1, 2003                  319,310$        319    1,254,857$    125,486   $ 7,956,601$   (8,211,534)

Net loss for the period                          -           -            -           -             -      (116,528)
                                   ---------------------------------------------------- ----------------------------

Balances, June 30, 2003                    319,310$        319    1,254,857$    125,486 $   7,956,601$   (8,328,062)
                                   ==================================================== ============================










    * = reflects 200 for 1 reverse stock split in the second quarter of 2003

                 See notes to accompanying financial statements.







                                NCI HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


NOTE 1 - BASIS OF PRESENTATION


The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with NCIH's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2002. The results for the three months ended June
30, 2003 are not necessarily indicative of the results to


                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK









ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean NCI Holdings Inc., ("NCIH") a Nevada corporation.


Plan of Operations

NCIH's plan of operation for the coming year is to identify and acquire a favorable business opportunity. NCIH does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. NCIH has reviewed and evaluated a number of business ventures for possible acquisition or participation by NCIH. NCIH has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. NCIH continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. NCIH anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year 2003, but there can be no assurance that this expectation will be fully realized.

NCIH has no plans for the purchase or sale of any plant or equipment.

The Company is a development stage company and currently has no employees. NCIH has no current plans to make any changes in the number of employees and does not anticipate doing so until it acquires a business or an interest in an operation company.

NCIH does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

ITEM 3. CONTROLS AND PROCEDURES

On June 30, 2003,  NCIH's Chief Executive  Officer and Chief Financial  Officer
made an  evaluation  of NCIH's  disclosure  controls and  procedures.  In NCIH's opinion, the disclosure controls and procedures are adequate because the systems of controls  and  procedures  are designed to assure,  among other  items,  that
1)recorded  transactions are valid; 2) valid  transactions are recorded;  and 3)
transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations and cash flows for the respective periods being presented.  Moreover,
the  evaluation  did  not  reveal  any  significant   deficiencies  or  material
weaknesses in NCIH's disclosure controls and procedures.

There have been no significant  changes in NCIH's internal controls or in other
factors  that  could   significantly   affect  these  controls  since  the  last
evaluation.






                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Suburban Capital Corporation v. NCI Holdings, Inc., Miami Venture Capital, Inc. Allen Weintraub and Karl J.
-----------------------------------------------------------------------------------------------------------
Schumer.
-------

Filed  in the  Circuit  Court  of Cook  County,  Illinois,  County  Department,
Chancery  Division,  Case No. 03 CH 3380.  The  complaint  alleges that Suburban
Capital Corporation ("Suburban") entered into a contract to acquire control of NCIH from Miami Venture Capital, Inc. of which Allen Weintraub is the President and paid $11,000 as Suburban's "preliminary contractual obligation" under that purchase agreement. NCIH has entered into a an agreement to settle and resolve all claims of Suburban as to NCIH and an order dismissing all claims as to NCIH was entered by the court on April 10, 2003. All claims that Suburban may have against the other named defendants have been assigned by the settlement agreement to NCIH and Diversified Holdings X, Inc. the majority holder of NCIH's common stock. The terms of the settlement agreement have been satisfied in full as of the date of this filing.


Thomas J. Craft, Jr. P.A. and CR Capital Services, Inc. v. Vector Holdings Corp. and Bestfoodonline.com,
--------------------------------------------------------------------------------------------------------
Inc.
----

An amended complaint was filed on July 3, 2003, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach, County Florida as Case No. #CA
02-9508 AG. The amended complaint alleges that Vector Holdings Corp. (now known as NCI Holdings) and Bestfoodonline.com, Inc. are jointly and severally liable for services provided by Mr. Craft at the request of Allen Weintraub the former president of the Company. The claim is in the sum of $85,000, the company has disputed any liability and is seeking to have the matter dismissed as to the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2003 NCIH amended the articles of incorporation changing the name of the company to NCI Holdings, Inc. the new trading symbol is NCIH.OB, it also amended the articles of incorporation increasing the number of authorized $0.001 par value shares of the Common Stock from 3,000,000 to 600,000,000. The number of preferred shares authorized will remain at 5,000,000. The action was approved by written consent by the holder of a majority of the outstanding shares of the common stock of NCIH.

ITEM 5. OTHER INFORMATION

Reverse Split

On May 7, 2003, NCIH effected a 1 for 200 reverse-split of its common stock, such that every current shareholder of NCIH's common stock will hold 1 share for every 200 shares they held prior to the reverse split. All fractional shares have been rounded up to the nearest whole share. NCIH's was trading on the OTC
Bulletin Board under the symbol"VCTH.OB, the trading symbol is "NCIH.OB". As of the date of report the number of authorized shares is six hundred million
(600,000,000), effective May 7, 2003 the number of authorized shares after the reverse split was three million (3,000,000) with the par value remaining at $.001 per share. The number of issued and outstanding shares prior to the reverse split was Sixty Four Million Three Hundred Sixty One Thousand Nine
Hundred fifty five (64,361,955). The number of shares on May 5,





2003 was Three Hundred Twenty One Thousand Nine Hundred (321,900). The Board of
Director effected the reverse split in compliance with NRS 78.207 and does not require the approval of NCIH's stockholders. NCIH intends to increase its authorized shares by shareholder consent via Schedule 14C within the next 45 days or as soon as practicable

Consulting Agreement with Hudson Consulting, a related party

On May  14,  2003  NCIH  entered  into  an  agreement  with  Hudson  Consulting
("Hudson") in which Hudson would assist NCIH in writing press releases, drafting public reporting filings, evaluating business opportunities, providing advice with regard to mergers and acquisitions, implementing corporate governance, advising corporate management on general business or financial issues and performing general administrative duties in order to assist the Company in its plans. NCIH agrees to pay Consultant a total of $7,500 or the total amount of hourly billings reported by Consultant on a monthly basis, whichever is greater.
Hudson's president and director is Richard Surber, who is also the a beneficial shareholder of NCIH.

Stock Purchase Agreement with Diversified Holdings X, Inc., a related party

On the June 3, 2003 NCIH entered into an agreement with Diversified Holdings X,
Inc ("DHX") in which DHX will acquire 1,254,857 shares of the preferred stock of NCIH in exchange for the payment of $100,000 in cash. DHX's president and director is Richard Surber, who is also the majority shareholder of NCIH.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K

(1) Under Form 8-K filed on May 7, 2003, NCIH Holdings Inc. (the Company) effected a 1 for 200 reverse-split of its common stock, such that as of the date of report the number of authorized shares was six hundred million (600,000,000), effective May 5, 2003 the number of authorized shares after the reverse split will be three million (3,000,000) with the par value remaining at $.001 per share.

(2) Under Form 8-K filed on June 25, 2003, NCI Holdings,  Inc., entered into an
Offshore  Stock  Purchase  dated June 24, 2003 with The Sukumo  Group,  Inc.,  a
British Virgin Islands corporation (Sukumo). Pursuant to the Agreement Sukumo has the right to purchase up to 10,000,000 shares of NCIH pursuant to Regulation
S of the Securities Act of 1933.






                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                               NCI HOLDINGS, INC.


Date: August 7, 2003 /s/ Gino Carlucci
                   ------------------------------------------
                      Gino Carlucci, CEO, CFO and Director





INDEX TO EXHIBITS

Exhibit           Page


No.               No.       Description
----------------- --------  ---------------------------------------------------
3(i)              *         Articles of Incorporation of the Company as
                            amended and bylaws are herein incorporated by
                            reference from the Company's Form S-3 filed December
                            22, 1995.

3(i)              *         Articles of Incorporation of the Company as
                            amended and incorporated by reference from the
                            Company's Form 8-K filed May 7, 2003.

3(i)              *         Articles of Incorporation of the Company as
                            amended and incorporated by reference from the
                            Company's Schedule 14C filed May 27, 2003.

Material Contracts

10(i)             12        Consulting Agreement on 14th day of May 2003, by and between Hudson Consulting
                            Group, Inc. ("Consultant") whose address is 268 West 400 South, Salt Lake City,
                            Utah 84101 and NCI Holdings, Inc.

10(ii)            20        Stock Purchase Agreement on 3rd  day of June 2003 by and between Diversified
                                                           -
                            Holdings X, Inc. ("DHX"), a Utah corporation with a mailing address of 268 West
                            400 South, Suite 300, Salt Lake City, Utah 84101, and NCI Holdings, Inc.

10(iii)           *         On June 24, 2003, NCI Holdings, Inc. (NCIH), entered into an Offshore Stock
                            Purchase Agreement (the "Agreement") with The Sukumo Group, Inc., a British
                            Virgin Islands corporation (Sukumo), and incorporated by reference from the
                            Company's Form 8-K filed on June 25, 2003

99.1              10        Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

 * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.






CERTIFICATIONS

I, Gino Carlucci, certify that:

     1. I have reviewed this quarterly Report on Form 10-QSB of NCI Holdings Inc.;

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

Date: August 7, 2003            /s/ Gino Carlucci
                                -----------------
CEO and CFO





                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NCI Holdings Inc. (the "Company") on
Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gino Carlucci,
Sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) the Report fully complies with the requirements
                  of Section 13(a) or 15(d) of the Securities
                  Exchange Act of 1934; and

               (2) the information contained in the Report fairly
                  presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gino Carlucci
Gino Carlucci
CEO and CFO
August 7, 2003





Exhibit 10(i)                                  CONSULTING AGREEMENT

THIS CONSULTING AGREEMENT ( the "Agreement") is made effective this 14th day of May 2003, by and between Hudson Consulting Group, Inc. ("Consultant") whose address is 268 West 400 South, Salt Lake City, Utah 84101 and NCI Holdings,
Inc., a corporation with its offices located at 1959 S. Power Rd, 1959 S. Power
Rd, Bld 103 #158 Mesa, AZ 85206 (the "Company").

WHEREAS, Consultant has experience in writing press releases, preparing public registration statements, drafting public reporting filings, evaluating business opportunities, effecting mergers and acquisitions, advising corporate management, implementing corporate governance and in performing general administrative duties for publicly-held companies and development stage investment ventures; and

WHEREAS, the Company desires to retain Consultant to assist the Company in its development on the terms and conditions set forth below.

NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company and Consultant agree as follows:

1.       Engagement

         The Company hereby retains Consultant, effective as of the date hereof
         ( the "Effective Date") and continuing until termination, as provided herein, to assist the Company in writing press releases, preparing public registration statements, drafting public reporting filings, evaluating business opportunities, providing advice with regard to mergers and acquisitions, implementing corporate governance, advising corporate management on general business or financial issues and performing general administrative duties in order to assist the Company in its plans and future (the "Services"). The Services are to be provided on a "best efforts" basis by Consultant; provided, however, that the Services will expressly exclude all legal advice, accounting services or other services which require licenses or certification which Consultant may not have.

2.       Term

         This Agreement will have a term of twelve (12) months (the "Term"), commencing with the Effective Date. Any notice to terminate given hereunder will be in writing and will be delivered at least thirty (30) days prior to the end of the Term.





3.       Time and Effort of Consultant

         Consultant will allocate time as he deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Except as otherwise agreed, Consultant's monthly statement identifying, in general, tasks performed for the Company will be conclusive evidence that the Services have been performed.
         Additionally, in the absence of willful misfeasance, bad faith, negligence or reckless disregard for the obligations or duties hereunder by Consultant, Consultant will not be liable to the Company or any of its shareholders for any act or omission in the course of or connected with rendering the Services.

4.       Compensation

         The Company agrees to pay to Consultant, a total of $7,500 in cash or the total amount of hourly billings reported by Consultant on a monthly basis, whichever is greater. All services provided by Consultant to be billed at the usual hourly rates for services provided by Consultant and its employees as set forth in Exhibit "A" hereto and as subsequently amended.

5.       Costs and Expenses

         All third party and out-of-pocket expenses incurred by Consultant in the performance of the Services will be paid by the Company, or Consultant will be reimbursed if paid by Consultant on behalf of the Company, within ten (10) days of receipt of written notice by Consultant, provided that the Company must approve in advance all such expenses in excess of $500 per month.

6.       Place of Services

         The Services provided by Consultant hereunder will be performed at Consultant's offices except as otherwise mutually agreed by Consultant and the Company.

7.       Independent Contractor

         Consultant will act as an independent contractor in the performance of its duties under this Agreement. Accordingly, Consultant will be responsible for the payment of all federal, state, and local taxes on compensation paid under this Agreement, including income and social security taxes, unemployment insurance, and any other taxes due, and any and all business license fees as may be required. This Agreement neither expressly nor implicitly creates a relationship of principal and agent, or employee and employer, between Consultant and the Company. Consultant is not authorized to enter into any agreements on behalf of the Company.

8.       No Agency Express or Implied

         This Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Consultant, or employee and employer.

9.       Termination

         The Company and Consultant may terminate this Agreement prior to the expiration of the Term upon thirty (30) days written notice with mutual written consent. Failing to have mutual consent, without prejudice to any other remedy to which the terminating party may be entitled, if any, either party may terminate this Agreement with thirty (30) days written notice under the following conditions:

         (A)      By the Company.
                  --------------

                  (i) If during the Term of this Agreement, Consultant is unable to provide the Services as set forth herein for thirty (30) consecutive business days because of illness, accident, or other incapacity of Consultant;
                           or,

         (B)      By Consultant.
                  --------------

                  (i)      If the Company breaches this Agreement by failing to pay the Consulting Fee or provide information required hereunder; or,

                  (ii) If the Company ceases business or, other than in an initial merger, sells a controlling interest to a third party, or agrees to a consolidation or merger of itself with or into another corporation, or enters into such a transaction outside of the scope of this Agreement, or sells substantially all of its assets to another corporation, entity or individual outside of the scope of this Agreement; or,






                  (iii) If the Company subsequent to the execution hereof has a receiver appointed for its business or assets, or otherwise becomes insolvent or unable to timely satisfy its obligations in the ordinary course of business, including but not limited to the obligation to pay the Consulting Fee; or,

                  (iv) If the Company subsequent to the execution hereof institutes, makes a general assignment for the benefit of creditors, has instituted against it any bankruptcy proceeding for reorganization for rearrangement of its financial affairs, files a petition in a court of bankruptcy, or is adjudicated a bankrupt; or,

                  (v)      If any of the disclosures made herein or subsequent hereto by the Company to Consultant are determined to be materially false or misleading.

         In the event Consultant elects to terminate without cause or this Agreement is terminated prior to the expiration of the Term by mutual written agreement, the Company will only be responsible to pay
         Consultant for unreimbursed expenses up to the effective date of termination and the Consulting Fee. If this Agreement is terminated by the Company for any other reason, or by Consultant for reasons set forth in B(i) through (v) above, Consultant will be entitled to any outstanding unpaid portion of the Consulting Fee.

10.      Indemnification

         Subject to the provisions herein, the Company and Consultant agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party.

11.      Remedies

         Consultant and the Company acknowledge that in the event of a breach of this Agreement by either party, money damages might be inadequate and the non-breaching party might have no adequate remedy at law.
         Accordingly, in the event of any controversy concerning the rights or obligations under this Agreement, such rights or obligations will be enforceable in a court of equity by a decree of specific performance.
         Such remedy, however, will be cumulative and nonexclusive and will be in addition to any other remedy to which the parties may be entitled.






12.      Services Provided by Consultant

         The parties hereto agree and stipulate that the Services provided by Consultant will expressly exclude all legal advice, accounting services or other services which require licenses or certification for providing those services. Consultants employees in providing services to the Company have not agreed to and have not entered into a client relationship with the Company. No advice provided by Consultant is considered to be professional, legal or accounting advice to the Company. The Company is advised herein by Consultant to seek independent professional, legal and accounting advice of its own for all matters and decisions reached or to be taken by the Company.

13.      Miscellaneous

         (A) Subsequent Events. Consultant and the Company each agree to notify the other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise its efforts and obligations under this Agreement.

         (B) Amendment. This Agreement may be amended or modified at any time and in any manner only by an instrument in writing executed by the parties hereto.

         (C) Further Actions and Assurances. At any time and from time to time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

         (D)      Waiver.  Any failure of any party to this Agreement to comply with any of its
                  ------
                  obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.  The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement will in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision.  No waiver of any breach of or noncompliance with this Agreement will be held to be a waiver of any other or subsequent breach or noncompliance.

         (E) Assignment. Neither this Agreement nor any right created by it will be assignable by either party without the prior written consent of the other.






         (F) Notices. Any notice or other communication required or permitted by this Agreement must be in writing and will be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United
                  States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepared, provided that the communication is addressed:

                  (i)      In the case of the Company:        NCI Holdings, Inc.
                                                              1959 S. Power Rd, Bld 103 #158
                                                              Mesa, AZ 85206
                                                              Telephone: 602-762-8111
                                                              Telefax: 888-290-4987
                                                              Attention: Pres. & CEO

                  (ii)     In the case of Consultant:         Hudson Consulting Group, Inc.
                                                              268 West 400 South
                                                              Salt Lake City, Utah 84101
                                                              Telephone: (801) 575 8073
                                                              Telefax: (801) 575 8092

         or to such other person or address designated in writing by the Company or Consultant to receive notice.

         (G) Headings. The section and subsection headings in this Agreement are inserted for convenience only and will not affect in any way the meaning or interpretation of this Agreement.

         (H) Governing Law. This Agreement was negotiated and is being contracted for in Utah, and will be governed by the laws of the State of Utah, and the United States of America, notwithstanding any conflict-of-law provision to the contrary.

         (I) Binding Effect. This Agreement will be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.






         (J) Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

         (K) Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement will remain in full force and effect.

         (L)      Counterparts.  A facsimile, telecopy, or other reproduction of this Agreement may
                  ------------
                  be executed simultaneously in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen.  In this event, such execution and delivery will be considered valid, binding and effective for all purposes.  At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

         (M) Time is of the Essence. Time is of the essence of this Agreement and of each and every provision hereof.

IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.




The "Company"                                              "Consultant"


NCI Holdings, Inc.                                         Hudson Consulting Group, Inc.

------------------------------                             -----------------------------
/s/ Gino Carlucci                                          /s/ Richard Surber
Gino Carlucci, President                                   Richard Surber, President








Exhibit A to Advisory Agreement

Method of Calculating Hourly Fees

The fees for services provided by Hudson will be based on the time expended by Hudson's staff at the following hourly rates: Richard Surber $300; Gerald
Einhorn, $175; Michael Golightly, $175; Shane Stone, $120; Nathalie Fuller,
$100; Paul Crow, $80, other support staff, $45. Billing will be calculated on quarters of an hour, with invoices for services mailed monthly. Payment policy is that all invoices are payable within seven (7) day of receipt unless other financial arrangements are agreed to by Hudson.

Assignment of work responsibilities will be based on Hudson's sole judgment and decision, work division and assignments will be handled internally by Hudson and under it's direction at all times. Mr. Surber as president of Hudson should be consulted with regard to time frames, deadlines and requests for emergency or immediate needs, with respect to services that may be requested by the client.

Additional services that may result in additional charges include but are not limited to, copy services, long distance telephone calls, travel and lodging expenses. All third party and out-of-pocket expenses incurred by Hudson in the performance of the Services, provided for in the contract or for the settlement of debts shall be paid by the Company, or Hudson shall be reimbursed if paid by Hudson on behalf of the Company, within ten (10) days of receipt of written notice by Hudson, provided that the Company must approve in advance all such expenses in excess of $500 per month.





Exhibit 10(ii)                               STOCK PURCHASE AGREEMENT

         This Stock Purchase Agreement ("Agreement") is entered into this 3rd day of June 2003 ("Effective Date") by and between Diversified Holdings X, Inc.
("DHX"), a Utah corporation with a mailing address of 268 West 400 South, Suite
300, Salt Lake City, Utah 84101, and NCI Holdings, Inc. ("NCI"), a Nevada corporation with principal offices located at 1959 S. Power Rd., Bldg 103, Ste
158, Mesa, Arizona 85206.

         WHEREAS, NCI desires to acquire from DHX One Million Two Hundred Fifty
Four Thousand Eight Hundred Fifty Seven (1,254,857) shares of the preferred stock of NCI ("NCI Shares"), with conversion and voting rights of 1 for 25, in exchange for the payment of One Hundred Thousand dollars ($100,000) in cash as set forth in this Stock Purchase Agreement;

         NOW, THEREFORE with the above being incorporated into and made a part hereof for the mutual consideration set out herein and, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

1. Exchange. DHX will transfer One Million Two Hundred Fifty Four Thousand Eight
Hundred fifty Seven (1,254,857) shares of the preferred stock of NCI to NCI and NCI will pay to DHX the total sum of One Hundred Thousand dollars ($100,000), this sum shall be paid with a $50,000 payment at the time of execution hereof by the parties and the balance of $50,000 shall be paid within forty-five (45) days of the execution date hereof, without interest or additions if paid on time;

2.       Termination.  This Agreement may  be terminated at any time prior to the Closing Date:
         ------------

         A.       By DHX or NCI:
                  --------------

                  (1) If there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agreement and which, in the judgement of NCI's Board of Directors or DHX and made in good faith and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by this Agreement; or

                  (2) If the Closing shall have not occurred prior to June 30, 2003, or such later date as shall have been approved by parties hereto, other than for reasons set forth herein.

         B.       By DHX:
                  ------

                  (1) If NCI shall fail to comply in any material respect with any of its or their covenants or agreements contained in this Agreement or if any of the representation or warranties of NCI contained herein shall be inaccurate in any material respect;
                  or







         C.       By NCI:
                  ------

                  (1) If DHX shall fail to comply in any material respect with any of its covenants or agreements contained in this Agreement or if any of the representation or warranties of DHX contained herein shall be inaccurate in any material respect;

         In the event this Agreement is terminated pursuant to this Paragraph, this Agreement shall be of no further force or effect, no obligation, right, or liability shall arise hereunder, and each party shall bear its own costs as well as the legal, accounting, printing, and other costs incurred in connection with negotiation, preparation and execution of the Agreement and the transactions herein contemplated.

3.       Representations and Warranties of NCI.  NCI hereby represents and warrants that effective this date
         -------------------------------------
and the Closing Date, the representations and warranties listed below are true and correct:

         A.       Corporate Authority.  NCI has the full corporate power and authority to enter into this
                  -------------------
                  Agreement and to carry out the transactions contemplated by this Agreement.  The Board of Directors of NCI has duly authorized the execution, delivery, and performance of this
                  Agreement.

         B.       No Conflict With Other Instruments.  The execution of this Agreement will not violate or
                  ----------------------------------
                  breach any document, instrument, agreement, contract, or commitment material to the business of NCI to which NCI is a party and has been duly authorized by all appropriated and necessary action.

         C.       No Conflict with Other Instrument.  The execution of this agreement will not violate or
                  ---------------------------------
                  breach any document, instrument, agreement, contract or commitment material to NCI.

         D.       No Stock Issuances.  During the period from the execution of this Agreement and until final
                  ------------------
                  and full payment has been delivered to DHX, NCI hereby agrees and warrants that it shall not issue shares of common stock in excess of 5% of the current number of issued and outstanding shares of NCI's common stock or preferred shares which may convert into shares of common stock, either as a single issuance or in the aggregate  of any issuances during that period.

         E.       No Change to the Board of Directors.  NCI shall not conduct nor recognize any election or
                  -----------------------------------
                  change to its board of directors during the period from the execution of this Agreement and until final and full payment has been delivered to DHX.







4.       Representations and Warranties of DHX.  DHX hereby represents and warrants that, effective this
         -------------------------------------
date and the Closing Date, the representations and warranties listed below are true and correct.

         A.       Legal Authority.  DHX has the full legal power and authority to enter into this Agreement
           ----------------------
                  and to carry out the transactions contemplated by this Agreement.

         B.       No Conflict With Other Instruments.  The execution of this Agreement will not violate or
                  ----------------------------------
                  breach any document, instrument, agreement, contract, or commitment material to the business of DHX to which DHX is a party and has been duly authorized by all appropriated and necessary action.

         C.       Deliverance of Shares.  As of the Closing Date, the shares of NCI preferred stock identified
                  ---------------------
                  herein as the NCI Shares will be delivered to NCI.

         D.       No Conflict with Other Instrument.  The execution of this agreement will not violate or
                  ---------------------------------
                  breach any document, instrument, agreement, contract or commitment material to DHX.

5.       Closing.   The Closing as herein referred to shall occur upon such date as the parties hereto may
         -------
mutually agree upon, but is expected to be on or before June 5, 2003.

         At closing DHX will deliver the NCI Shares to NCI and NCI will deliver to DHX the initial payment of $50,000.

6.       Conditions Precedent of NCI to Effect Closing.  All obligations of NCI under this Agreement are
         ---------------------------------------------
subject to fulfillment prior to or as of the Closing Date, of each of the following conditions:

         A. The representations and warranties by or on behalf of DHX contained in this Agreement or in any certificate or documents delivered to NCI pursuant to the provisions hereof shall be true in all material respects at end as of the time of Closing as though such representations and warranties were made at and as of such time.

         B.       DHX shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

         C.       All instruments and documents delivered to NCI pursuant to the provisions hereof shall be reasonably satisfactory to NCI's legal counsel.

7.       Conditions Precedent of DHX to Effect Closing.  All obligations of DHX under this Agreement are
         ---------------------------------------------
subject to fulfillment prior to or as of the date of Closing, of each of the following conditions:






         A. The representations and warranties by or on behalf of NCI contained in this Agreement or in any certificate or documents delivered to DHX pursuant to the provisions hereof shall be true in all material respects at end as of the time of Closing as though such representations and warranties were made at and as of such time.

         B.       NCI shall have performed and complied with all covenants, agreements and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

         C.       All instruments and documents delivered to DHX pursuant to the provisions hereof shall be reasonably satisfactory to DHX's legal counsel.

8. Damages and Limit of Liability. Each party shall be liable, for any material breach of the representations, warranties, and covenants contained herein which results in a failure to perform any obligation under this Agreement, only to the extent of the expenses incurred in connection with such breach or failure to perform Agreement.

9. Nature and Survival of Representations and Warranties. All representations, warranties and covenants made by any party in this Agreement shall survive the Closing hereunder. All of the parties hereto are executing and carrying out the provisions of this Agreement in reliance solely on the representations, warranties and covenants and agreements contained in this Agreement or at the Closing of the transactions herein provided for and not upon any investigation upon which it might have made or any representations, warranty, agreement, promise, or information, written or oral, made by the other party or any other person other than as specifically set forth herein.

10. Indemnification Procedures. If any claim is made by a party which would give rise to a right of indemnification under this paragraph, the party seeking indemnification (Indemnified Party) will promptly cause notice thereof to be delivered to the party from whom is sought (Indemnifying Party). The Indemnified
Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting from the claims. Counsel for the Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not be unreasonable withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The indemnifying Party will not in the defense of any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld). The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasonable withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigation. If the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or entry of judgement.

11.      Default at Closing.
         ------------------







         A.       By DHX:
                  -------

                  (1) Notwithstanding the provisions hereof, if DHX shall fail or refuse to deliver any of the NCI Shares, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing
                           Date, such failure or refusal shall constitute a default by DHX and NCI at its option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder including, without limitation, an action or suit for specific performance, or (b) terminate all of its obligations hereunder with respect to DHX.

         B.       By NCI:
                  -------

                  (1) Notwithstanding the provisions hereof, if NCI shall fail or refuse to deliver any of the payments provided for herein, or shall fail or refuse to consummate the transaction described in this Agreement prior to the Closing Date, such failure or refusal shall constitute a default by NCI and DHX at its option and without prejudice to its rights against such defaulting party, may either (a) invoke any equitable remedies to enforce performance hereunder including, without limitation, an action or suit for specific performance, or (b) terminate all of its obligations hereunder with respect to NCI.
                           Failure to make timely payment shall subject any remaining balance to an interest rate charge of fifteen percent (15%) per annum until paid in full.



12. Costs and Expenses. DHX and NCI shall bear their own costs and expenses in the proposed exchange and transfer described in this Agreement. DHX and NCI have been represented by their own attorney in this transaction, and shall pay the fees of its attorney, except as may be expressly set forth herein to the contrary.

13.      Notices.  Any notice under this Agreement shall be deemed to have been sufficiently given if sent
         -------
by registered or certified mail, postage prepaid, addressed as follows:

    To DHX:       Diversified Holdings X, Inc.       To NCI:           NCI Holdings, Inc.
                  268 West 400 South, #300                             1959 S. Power Rd., Bldg 103, Ste 158,
                  Salt Lake City, UT 84101                             Mesa, Arizona 85206
                  Telephone: (801) 575-8073                            Telephone: (602) 762-8111
                  Telefax: (801) 575-8092                              Telefax: (602)
                  Attn: Richard Surber, President                      Attn: Gino Carlucci, President






14.      Miscellaneous.
         -------------

         A.       Further Assurances.  At any time and from time to time, after the effective date, each party
                  ------------------
will execute such additional instruments and take such as may be reasonably requested by the other party to confirm or perfect title to any property transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

         B.       Waiver.  Any failure on the part of any party hereto to comply with any of its obligations,
                  ------
agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

         C.       Headings.  The section and subsection headings in this Agreement are inserted for
                  --------
convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

         D.       Counterparts.  This Agreement may be executed simultaneously in two or more counterparts,
                  ------------
each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         E.       Governing Law.  This Agreement was negotiated and is being contracted for in the State of
                  -------------
Utah, and shall be governed by the laws of the State of Utah, notwithstanding any conflict-of-law provision to the contrary and the parties hereto stipulate and agree that any dispute that might arise hereunder shall be subject to the jurisdiction of the courts located in Salt Lake County, State of Utah.

         F.       Binding Effect.  This Agreement shall be binding upon the parties hereto and inure to the
                  --------------
benefit of the parties their respective heirs, administrators, executors, successors, and assigns.

         G. Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements or understandings between the parties relating to the subject matter hereof. No oral understandings, statements, promises or inducements contrary to the terms of this Agreement exist. No representations, warranties covenants, or conditions express or implied, other than is set forth here, have been made by any party.

         H.       Severability.  If any part of this Agreement is deemed to be unenforceable the balance of the
                  ------------
Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the parties have executed this Agreement the day and year first above written.

                                            Diversified Holdings X, Inc., a Utah Corporation
                            ___/s/ Richard Surber___
                                                     Richard D. Surber, President

                                            NCI Holdings, Inc., a Nevada Corporation
                                            By:____/s/ Gino Carlucci__
                                                     Gino Carlucci, President




