Form 10QSB
period 2003-09-30
NCI HOLDINGS INC
filed 2003-11-19
CIK 830664

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2003

[ ]   Transition Report Under Section 13 or 15(d) of The Securities Exchange Act
      of 1934 for the Transition Period from      to      .

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


             268 West 400 South, Suite 300, Salt Lake City, Utah 84101
             ---------------------------------------------------------
                   (Address of principal executive offices)

                                (801) 575-8073
                                --------------
                         (Issuer's telephone number)



      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [x]           No [ ]

  Number of shares of common stock outstanding as of Nov 10, 2003: 1,084,010. Number of shares of preferred stock outstanding as of Nov 10, 2003: 1,254,857.

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

ITEM 5. OTHER INFORMATION....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................6

SIGNATURES...................................................................7

INDEX TO EXHIBITS............................................................8

ITEM 1.   FINANCIAL STATEMENTS

As used herein, the term "NCIH" , or the "Company" refers to NCI Holdings, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated financial statements including a balance sheet for NCIH for the period ended September 30, 2003, and statement of operations, and statement of cash flows for the interim period up to date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.

                    INDEX TO INTERIM FINANCIAL STATEMENTS

                                                                            Page

Consolidated Unaudited Condensed balance Sheet September 30, 2003............F-1

Consolidated Unaudited Condensed Consolidated Statements of Operations- For the Three Months Ended September 30, 2003 and 2002 and the Nine Months Ended
September 30, 2003 and 2002..................................................F-2

Consolidated Unaudited Condensed Statements of Cash Flows- For the Three Months Ended September 30, 2003 and 2002 and the Nine Months Ended September 30, 2003
and 2002.....................................................................F-3

Consolidated Statement of Stockholders' Deficit for the Nine months ended
September 30, 2003.......................................................... F-4

Notes to Unaudited Condensed Consolidated Financial Statements...............F-5


                               NCI HOLDINGS, INC.
                         FKA VECTOR HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
=========================================================================

                                                            (Unaudited)
                         ASSETS                            September 30,
                         ------
                                                                2003
                                                           --------------
Cash and cash equivalents                                $             -
Deferred consulting expense                                       55,617
                                                           -------------
TOTAL CURRENT ASSETS                                              55,617
                                                           -------------

TOTAL ASSETS                                             $        55,617
                                                           =============


         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                    $        22,721
                                                           -------------
TOTAL CURRENT LIABILITIES                                         22,721
                                                           -------------

LONG-TERM OBLIGATIONS
Notes payable                                                    254,409
                                                           -------------

STOCKHOLDERS' (DEFICIT)
Preferred stock ($.10 par value, non-voting, 5,000,000
  shares authorized; 1,254,857 shares issued and                 125,486
  outstanding at September 30, 2003)
Common stock ($.001 par value, 600,000,000 shares
authorized; 1,084,010 issued and outstanding                       1,084
  at September 30, 2003)
Additional paid in capital                                     8,072,685
Retained (deficit)                                           (8,420,768)
                                                           -------------
TOTAL STOCKHOLDERS' (DEFICIT)                                  (221,513)
                                                           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $        55,617
                                                           =============


             See accompanying notes to financial statements


                               NCI HOLDINGS, INC.
                         FKA VECTOR HOLDINGS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,2003 AND 2002
===========================================================================================


                                      Three          Three          Nine          Nine
                                  Months Ended   Months Ended   Months Ended  Months Ended
                                  September 30,  September 30,  September 30, September 30,
                                      2003           2002           2003          2002
                                  -------------  -------------  ------------  -------------
REVENUES:
Sales                            $            - $      199,158 $           - $      347,240
Cost of Sales                                 -       (56,609)             -      (109,999)
                                  -------------  -------------  ------------  -------------
          GROSS PROFIT                        -        142,549             -        237,241

EXPENSES:
Selling, general and
  administrative                       (92,706)        553,151       209,234      7,802,734
                                  -------------  -------------  ------------  -------------
TOTAL EXPENSES                           92,706        553,151       209,234      7,802,734
                                  -------------  -------------  ------------  -------------

        OPERATING (LOSS)         $     (92,706) $    (410,602) $   (209,234) $  (7,565,493)

     OTHER INCOME (EXPENSE)                   -              -             -              -
                                  -------------  -------------  ------------  -------------

           NET (LOSS)            $     (92,706)$     (410,602) $   (209,234) $  (7,565,493)
                                  =============  =============  ============  =============

Net (loss) per share-
basic and fully diluted          $       (0.10)$        (1.62) $      (0.40) $      (52.55)
                                  =============  =============  ============  =============
Weighted Average Shares
  Outstanding                           926,660        253,185       521,760        143,961
                                  =============  =============  ============  =============

Note: Weighted average shares above have been retroactively restated for 200 to 1 reverse stock split in 2003

                      See accompanying notes to financial statements


                               NCI HOLDINGS, INC.
                     FKA VECTOR HOLDINGS CORPORATION & SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
=======================================================================================

                                                               Nine           Nine
                                                           Months Ended   Months Ended
                                                           September 30,  September 30,
                                                               2003           2002
                                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $    (209,234) $  (7,565,493)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
Depreciation                                                         -0-            135
Bad debt write-offs                                                  -0-          3,137
Common stock issued for services                                     -0-      7,309,200
Preferred stock issued for services                                  -0-        250,000
(Increase) decrease in operating assets:
Deferred consulting expense                                     (55,617)            -0-
Inventory                                                            -0-             93
Deposits                                                             -0-       (31,677)
Due from related parties                                             -0-      (346,638)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses                          (106,354)         35,907
Due to related parties                                               -0-        397,316
        Excess of outstanding checks over bank balance              (53)          (420)
                                                           -------------  -------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (371,258)         51,560
                                                           -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of fixed assets                                    -0-        (3,703)
                                                           -------------  -------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             -0-        (3,703)
                                                           -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash collected on issuances of common stock              116,849              0
         Incurrence of notes payable                             254,409              0
                                                           -------------  -------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES         371,258              0
                                                           -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              0         47,857

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                                   $            - $            -
                                                           =============  =============
END OF THE PERIOD                                         $            - $       47,857
                                                           =============  =============

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
Common stock issued for services                          $            - $    7,309,200
                                                           =============  =============
Preferred stock issued for services                       $            - $      250,000
                                                           =============  =============
Common stock issued for deposit on acquisition            $            - $       10,000
                                                           =============  =============

SUPPLEMENTAL OPERATING AND FINANCING CASH FLOWS
  INFORMATION:
Cash paid for inventory bulk purchase from
  unrelated company                                       $            - $       47,500
                                                           =============  =============

                    See accompanying notes to financial statements


                               NCI HOLDINGS, INC.
                FKA VECTOR HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
====================================================================================

                                                                   Additional
                             Common Stock     Preferred Stock       Paid-in      Retained
                         ------------------   -----------------
                             Shares  Amount    Shares     Amount    Capital*      Deficit
                         ----------  -------  ---------  --------  -----------  ------------
Balances, January 1, 2003   319,310  $   319  1,254,857  $125,486  $ 7,956,601   (8,211,534)

 Common stock issuances     764,700      765                           116,084

Net loss for the period           -        -         -        -          -         (209,234)
                         ----------  -------  ---------  --------  -----------  ------------

Balances, September 30,
  2003                    1,084,010  $ 1,084  1,254,857  $125,486  $ 8,072,685  $(8,420,768)
                         ==========  =======  ========   ========  ===========  ============




      * = reflects 200 for 1 reverse stock split in the second quarter of 2003

                  See notes to accompanying financial statements.

                                NCI HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


                         NOTE 1 - BASIS OF PRESENTATION


The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with NCIH's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2002. The results for the three months ended September 30, 2003 are not necessarily indicative of the results to be

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Asused in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean NCI Holdings Inc., ("NCIH") a Nevada corporation.


Plan of Operations
------------------

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

On June 24, 2003, NCI Holdings, Inc. (NCIH), entered into an Offshore Stock Purchase Agreement (the "Agreement") with The Sukumo Group, Inc., a British Virgin Islands corporation (Sukumo), this agreement provided for Sukumo to purchase up to 10,000,000 shares of NCIH's common stock at a purchase price equal to 30% of the bid price per share on the day payment was received. On September 2, 2003, NCIH filed an 8-K setting forth various reasons that NCIH was terminating this agreement and would refuse any further sales of stock pursuant to the Agreement's terms and conditions. A total of 764,700 shares were sold pursuant to the terms of the Agreement and total proceeds from those sales in the sum of $116,849 were received by NCIH. On October 16, 2003 the Securities and Exchange Commission ("SEC") filed suit against NCIH with regard to the sale alleging that NCIH failed to disclose in its filings with the SEC the nature of Sukumo's relationship with NCIH. The SEC alleges that Sukumo acted as a selling agent and that NCIH and Sukumo failed to disclose to investors the true relationship between the parties. In response to these allegations NCIH has filed a Motion to Dismiss and believes that it has fully and fairly disclosed all action taken with regard to the Agreement and Sukumo and the true nature of the relationship between the two. See Legal Proceedings for additional details.

ITEM 3. CONTROLS AND PROCEDURES

On September 30, 2003, NCIH's Chief Executive Officer and Chief Financial Officer made an evaluation of NCIH's disclosure controls and procedures. In NCIH's opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1)recorded transactions are valid; 2) valid transactions are recorded; and
3) transactions are recorded in the
proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in NCIH's disclosure controls and procedures.

There have been no significant changes in NCIH's internal controls or in other factors that could significantly affect these controls since the last evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Thomas J. Craft, Jr. P.A. and CR Capital Services, Inc. v. Vector Holdings Corp.
--------------------------------------------------------------------------------
and Bestfoodonline.com, Inc.
----------------------------
An amended complaint was filed on July 3, 2003, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach, County Florida as Case No. #CA 02-9508 AG. The amended complaint alleges that Vector Holdings Corp. (now known as NCI Holdings) and Bestfoodonline.com, Inc. are jointly and severally liable for services provided by Mr. Craft at the request of Allen Weintraub the former president of the Company. The claim is in the sum of $85,000, the Company has disputed any liability and is seeking to have the matter dismissed as to the Company.

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16,
--------------------------------------------------------------
2003 a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. was named as a respondent. NCIH's former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: "Securities and Exchange Commission
v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internent Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation." The complaint alleges that NCIH failed to accurately and fully disclose the nature of NCIH's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCIH. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. NCIH has filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth the actions of NCIH which form the basis of a cause of action against NCIH. NCIH also believes that its disclosures regarding the matter fully and accurately describe the agreement and obligations of both NCIH and Sukumo with regard to the matters raised by the complaint.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 24, 2003, NCI Holdings, Inc. (NCIH), entered into an Offshore Stock Purchase Agreement (the "Agreement") with The Sukumo Group, Inc., a British Virgin Islands corporation (Sukumo), this agreement provided for Sukumo to purchase up to 10,000,000 shares of NCIH's common stock at a purchase price equal to 30% of the bid price per share on the day payment was received. On September 2, 2003, NCIH filed an 8-K setting forth various reasons that NCIH was terminating this agreement and would refuse any further sales of stock pursuant to the Agreement's terms and conditions. A total of 764,700 shares were sold pursuant to the terms of the Agreement and total proceeds from those sales in the sum of $116,849 were received by NCIH. Each of these shares were newly issued during the quarter ending September 30, 2003. On October 16, 2003 the Securities and Exchange Commission ("SEC") filed suit against NCIH with regard to the sale alleging that NCIH failed to disclose in its filings with the SEC the nature of Sukumo's relationship with NCIH. In response to these allegations NCIH has filed a Motion to Dismiss and believes that it has fully and fairly disclosed all action taken with regard to the Agreement and Sukumo. See Legal Proceedings for additional details.


ITEM 5. OTHER INFORMATION

On May 14, 2003, NCIH entered into a Consulting Agreement (exhibit 10(i))with Hudson Consulting Group, Inc. (Hudson) in which Hudson has provided services with respect to finding and evaluating business opportunities, providing advise with respect to mergers or acquisitions settling lawsuits, drafting agreements, drafting board resolutions, and other general administrative duties. This agreement was terminated by the parties with the terms set forth in a Settlement Agreement and General Release (exhibit 10(iv)). Hudson agreed to accept a cash payment of $55,000 and 250,000 shares of restricted NCIH common stock as full and final payment for all sums due under the terms of the Consulting Agreement. These shares have not yet been issued by the Company.

The Stock Purchase Agreement that was entered into on the 3rd day of June 2003 by and between Diversified Holdings X, Inc. ("DHX"), a Utah corporation with a mailing address of 268 West 400 South, Suite 300, Salt Lake City, Utah 84101, and NCI Holdings, Inc., whereby the Company was to purchase 1,254,857 shares of preferred stock in exchange for a cash payment of $100,000, the agreement was later cancelled. The proposed purchase was intended to facilitate a proposed acquisition by NCIH that did not proceed to a final agreement.

On September 8, 2003, NCIH entered into an Indemnification Agreement and General Release with Gino Carlucci, its former president, where NCIH agreed to pay to Mr. Carlucci the sum of $12,580.47 and issue to him 250,000 shares of NCIH's restricted common stock, as full and final satisfaction for all claims that existed for his services to NCIH as president. These shares have not yet been issued by the Company.

During the quarter ended September 30, 2003 NCIH reimbursed a total of $38,268.50 to NuWay Holdings, Inc. for cash advances made to pay for legal fees, accounting costs, other corporate expenses and operating expenses that had been advanced to NCIH by NuWay.

On September 8, 2003 the board of directors authorized the following for Dennis Thompson, president and a director of NCIH, payment of the sum of $5,000 in cash and an award of 200,000 shares of NCIH's restricted common stock for his services to the corporation during the quarter ended September 30, 2003. These shares have not yet been issued by the Company.

Subsequent to the end of the quarter, NCIH's president and director, Dennis Thompson resigned from those position's effective October 14, 2003. H.K. Elrod (Hamlin K. Elrod) was appointed to the positions of President and Director prior to Mr. Thompson's resignation. Mr. Elrod's appointment's became effective as of October 15, 2003.

Since 1997 Mr. Elrod has been the owner and CEO of Lake Powell Marine, an Arizona corporation that operates a travel agency and a marine facility. The travel agency does its primary business in the "Grand Circle" and "Four Corners Area' of the Southwestern United States. The marine facility provides services to visitors to Northern Arizona (Lake Powell) and provides services for privately owned vessels with absentee owners.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.


      Reports on Form 8-K
      -------------------
      (1) Under Form 8-K filed on September 4, 2003, NCIH disclosed that it had placed Sukumo Group, Inc. on notice that it was terminating the June 24, 2003 Offshore Stock Purchase Agreement, previously disclosed in an 8-K filed on June 25, 2003.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                     NCI HOLDINGS, INC.


Date: November 18, 2003              /s/  H. H. Elrod
                                     ------------------------------
                                     H. K. Elrod, CEO, CFO and Director

                                INDEX TO EXHIBITS

Exhibit Page


No.         No.    Description
----      -----    -----------------------------------------------------------
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

Material Contracts
10(i)       *      Stock Purchase Agreement on 3rd day of June 2003 by and
                   between Diversified Holdings X, Inc. ("DHX"), a Utah
                   corporation and NCI Holdings, Inc. (Incorporated by reference to the Company's 10-QSB from the quarter ended June 30, 2003 as exhibit 10(ii).)
10(ii)      *      On June 24, 2003, NCI Holdings, Inc. (NCIH), entered into
                   an Offshore Stock Purchase Agreement (the "Agreement") with
                   The Sukumo Group, Inc., a British Virgin Islands corporation
                   (Sukumo). (Incorporated by reference from the Company's
                   Form 8-K filed on June 25, 2003 as exhibit 10(i).)
10(iii)     11     Settlement Agreement and General Release to resolve all
                   claims arising under the May 14, 2003 Consulting Agreement with Hudson Consulting Group, Inc.
10(iv)      13     Indemnification Agreement and General Release with Gino
                   Carlucci, dated September 8, 2003.

31(i)       9      Certification of Chief Executive Officer and Chief
                   Financial Officer.

32(i)       10     Statement required by 18 U.S.C. Section 1350, as adopted
                   pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

Exhibit 31(i)
                                CERTIFICATIONS

   I, H.K. Elrod, certify that:

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

Date: November 18, 2003   /s/  H. K. Elrod
                          ----------------------
CEO and CFO               H. K. Elrod

Exhibit 32(i)
                          CERTIFICATION PURSUANT TO
                              18 U.S.C. ss. 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NCI Holdings Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.K. Elrod, Sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-QSB of the Registrant, (the "Report") to which this certification is attached as an exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

/s/ H. K. Elrod
----------------------
H.K. Elrod CEO and CFO
November 18, 2003

Exhibit 10(iii)

                             SETTLEMENT AGREEMENT
                                     AND
                                GENERAL RELEASE

      This Settlement Agreement and General Release (Agreement) is made and entered into between NCI Holdings, Inc. (NCI), and Hudson Consulting Group, Inc. (Hudson), these two corporations are hereinafter referred to as the Parties.

      WHEREAS, the Parties entered in to a Consulting Agreement dated the 14th day of May 2003, wherein the Parties agreed that Hudson would provide specified and requested consulting services for NCI in exchange for the payment of the greater of $7,500 per month or the total due under monthly billings for services provided by Hudson to NCI; and

      WHEREAS, the Parties have agreed that it is in the mutual best interest of the Parties to hereby agree and stipulate to the early termination of the said Consulting Agreement between the parties and desire to set forth in this Agreement the terms of settlement and release agreed upon for the termination of the Consulting Agreement.

A. That Parties hereto mutually agree and stipulate to the immediate termination of the Consulting Agreement dated May 14, 2003 that was entered into by the parties hereto.

B. NCI hereby agrees to advance, transfer and pay to Hudson the sum of $55,000 cash and to issue 250,000 shares of its restricted common stock to Hudson in full and final satisfaction of any and all claims and obligations owed or due to Hudson pursuant to the terms of the Consulting Agreement dated May 14, 2003 and that Hudson hereby agree to accept as full and final satisfaction of all claims and obligation owed to it by NCI pursuant to the terms of the Consulting Agreement the sum of $55,000 cash and the receipt of 250,000 shares of NCI's restricted common stock.

C. NCI hereby agrees that NCI, its officers, stockholders and employees, hereby forever release and discharge Hudson, including its successors, assigns, subsidiaries, affiliates, transferees, attorneys, representatives, agents, officers, directors, employees, insurers, and reinsureres, past, present and future, from and on account of any and all claims, demands, actions, causes of action or charges of any nature or kind whatsoever, whether known or unknown, asserted or unasserted, choate or inchoate, related to or arising out of the May 14, 2003 Consulting Agreement or any other contact or activity between the Parties.

D. Hudson agrees that it, its officers, stockholders and employees hereby forever release and discharge NCI, including its successors, assigns, subsidiaries, affiliates, transferees, attorneys, representatives, agents, officers, directors, employees, insurers, and reinsureres, past, present and future, from and on account of any and all claims, demands, actions, causes of action or charges of any nature or kind whatsoever, whether known or unknown, asserted or unasserted, choate or inchoate, related to or arising out of the May 14, 2003 Consulting Agreement or any other contact or activity between the Parties.

E. The Parties hereby agree to execute this Agreement and to provide the other parties with a copy of the executed signature page. The Parties agree that the payments, actions and delivery of the items set forth in paragraph 1-4 of this Agreement shall constitute full and complete settlement of all claims arising from, or related to, the May 14, 2003 Consulting Agreement.

F. This Agreement is intended to and shall be binding upon and inure to the benefit of the Parties, their heirs, executors, administrators, successors-in-interest and assigns.

G. If any provision of this Agreement shall be adjudged by any court of competent jurisdiction to be unenforceable or invalid, that provision shall be limited or eliminated to the minimum extent necessary so that this Agreement shall otherwise remain in full force and effect and enforceable.

H. For purposes of interpretation of this Agreement, it shall be assumed that each Party drafted each provision of the Agreement. This Agreement shall be deemed to have been made in, and shall be construed pursuant to the laws of the State of Utah. The Parties hereby consent to the jurisdiction of the State Courts of Utah as located in the County of Salt Lake and City of Salt Lake, for the resolution of all disputes arising from the terms and conditions of this Agreement.

I. No failure to exercise, and no delay in exercising, on the part of any Party, any privilege, any power or any rights thereunder will operate as a waiver thereof, nor will any single or partial exercise of any right or power hereunder preclude further exercise of any right hereunder.

J. If any actual controversy arises as to the enforcement of any provision of this Agreement, the prevailing party, in any action or arbitration to enforce this Agreement, shall be entitled to recover all costs and expenses including, without limitation, attorney fees.


      Therefore, the signatures below constitute an express agreement of the Parties, and each of them, that this Agreement is agreed to and binding as of the date of execution.

      NCI Holdings, Inc.                  Hudson Consulting Group, Inc.


      By:   /s/ Dennis Thompson           By:    /s/ Richard Surber
            -----------------------              -------------------------
            Dennis Thompson, President           Richard Surber, President

Exhibit 10 (iv)
                          INDEMNIFICATION AGREEMENT
                                     AND
                                GENERAL RELEASE

      This Indemnification Agreement and General Release (Agreement) is made and entered into between NCI Holdings, Inc. (NCI), and Gino Carlucci (Carlucci), the former president of NCI.

      WHEREAS, the Parties have agreed that it is in the mutual best interest of the Parties to hereby agree and stipulate to the terms of settlement and release agreed upon as set forth herein.

A. That Parties hereto mutually agree and stipulate that Carlucci has been paid in full for his services as president of NCI and that all claims for the payment for such services has been satisfied by payments and deliveries to him made or agreed upon as of the date hereof.

B. NCI hereby agrees to advance and transfer to Carlucci 250,000 shares of its restricted common stock and a cash payment of $12,580.47 in full and final satisfaction of any and all claims and obligations owed or due to Carlucci pursuant to his service as president of NCI and that Carlucci hereby agrees to accept as full and final satisfaction of all claims and obligation owed to him by NCI the delivery of 250,000 shares of NCI's restricted common stock and a cash payment of $12,580.47 .

C. NCI agrees that NCI, its officers, stockholders and employees hereby forever release and discharge Carlucci, including his successors, assigns, subsidiaries, affiliates, transferees, attorneys, representatives, agents, officers, directors, employees, insurers, and reinsureres, past, present and future, from and on account of any and all claims, demands, actions, causes of action or charges of any nature or kind whatsoever, whether known or unknown, asserted or unasserted, choate or inchoate, related to or arising out of his service as president of NCI or any other contact or activity between the Parties and to indemnify Carlucci for the assertion of any claim related to his service as president of NCI or any other contact or activity between the parties.

D. The Parties hereby agree to execute this Agreement and to provide the other parties with a copy of the executed signature page. The Parties agree that the payments, actions and delivery of the items set forth in paragraph 1-3 of this Agreement shall constitute full and complete settlement of all claims arising from, or related to, the service of Carlucci as president of NCI.

E. This Agreement is intended to and shall be binding upon and inure to the benefit of the Parties, their heirs, executors, administrators, successors-in-interest and assigns.

F. If any provision of this Agreement shall be adjudged by any court of competent jurisdiction to be unenforceable or invalid, that provision shall be limited or eliminated to the minimum extent necessary so that this Agreement shall otherwise remain in full force and effect and enforceable.

G. For purposes of interpretation of this Agreement, it shall be assumed that each Party drafted each provision of the Agreement. This Agreement shall be deemed to have been made in, and shall be construed pursuant to the laws of the State of Utah. The Parties hereby consent to the jurisdiction of the State Courts of Utah as located in the County of

      Salt Lake and City of Salt Lake, for the resolution of all disputes arising from the terms and conditions of this Agreement.

H. No failure to exercise, and no delay in exercising, on the part of any Party, any privilege, any power or any rights thereunder will operate as a waiver thereof, nor will any single or partial exercise of any right or power hereunder preclude further exercise of any right hereunder.

I. If any actual controversy arises as to the enforcement of any provision of this Agreement, the prevailing party, in any action or arbitration to enforce this Agreement, shall be entitled to recover all costs and expenses including, without limitation, attorney fees.


      Therefore, the signatures below constitute an express agreement of the Parties, and each of them, that this Agreement is agreed to and binding as of the date of execution.

      NCI Holdings, Inc.                        Gino Carlucci


      By:   /s/ Dennis Thompson                 /s/ Gino Carlucci
            --------------------------          -----------------
            Dennis Thompson, President          Gino Carlucci