Form 10KSB
period 2003-12-31
NCI HOLDINGS INC
filed 2004-03-09
CIK 830664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

(Mark One)
   [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________ to
___________.

    Commission file number: 000-17303

                                 NCI HOLDINGS, INC.
                 (Name of Small Business Issuer in Its Charter)


                Nevada                                    65-1021346
               --------                                  -----------
     (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)


            268 West 400 South,  Suite 300,  Salt Lake City,  Utah  84101
              (Address of Principal Executive Offices)         (Zip Code)

                                 (801) 575-8073
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

The Issuer's total revenues for the year ended December 31, 2003 were $ 0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $ 179,226 based on the average closing bid and asked prices for the Common Stock on March 4, 2004 of $0.05

On March 5, 2004, the number of shares outstanding of the registrant's common stock: 2,899,775
On March 5, 2004, the number of shares outstanding of the registrant's preferred stock: 1,254,857

                                  TABLE OF CONTENTS

                                                                           PAGE
                                      PART I


Item 1.    Description of Business...........................................1

Item 2.    Description of Property...........................................6

Item 3.    Legal Proceedings.................................................6

Item 4.    Submission of Matters to a Vote of Security-Holders...............7


                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters..........8

Item 6.    Management's Discussion and Analysis or Plan of Operation.........10

Item 7.    Financial Statements..............................................13

Item 8.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure...............................17

                                     PART III

Item 9.    Directors and Executive Officers..................................17

Item 10.   Executive Compensation............................................18

Item 11.   Security Ownership of Certain Beneficial Owners and Management....19

Item 12.   Certain Relationships and Related Transactions....................20

Item 13.   Exhibits, List and Reports on Form 8-K............................22

Item 14    Controls and Procedures...........................................23

                  Signatures.................................................23

                  Index to Exhibits..........................................26

                                       PART I

ITEM 1.    DESCRIPTION OF BUSINESS

History

As used in this Annual Report, the terms "we", "us", "our," the "Registrant" and the"Company" mean NCI Holdings, Inc., a Nevada corporation, formerly known as Vector Holdings Corporation and prior to June 26, 2002 as Vector Aeromotive Corporation. The Company was originally incorporated in September 1987.

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

The Registrant has operated without significant operations for the year ended December 31, 2003 and continues to operate without significant operations.

General

The Company is currently a "shell" corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for Company shareholders. The Company's management will review and evaluate business ventures for possible mergers or acquisitions. The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

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

In connection with the Company's merger or acquisition of a business venture, the present shareholders of the Company, including Diversified Holdings X, Inc. ("DHX") and its President, Richard Surber, a controlling shareholder, may, as a negotiated part of the transaction, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. If the Company's current shareholders sell their stock as part of a merger/acquisition, they may decide to sell a controlling interest (i.e., over 50%) of the Company to the other entity (including such other entity's shareholders and affiliates) which participates in the merger/acquisition. The other entity might only buy shares from DHX, and/or another major shareholder, or it might only buy enough shares to obtain a controlling interest in the Company. However, there is no degree of certainty that the other entity will buy any of the Company's shares, whether from DHX or any other shareholder. Conversely, it is possible the other entity may offer to buy out all or most of the shareholders' stock at prices comparable to those offered to DHX or another major shareholder. It is possible that the entity may pay a higher price for shares belonging to insider shareholders than for shares belonging to non-insider shareholders. Although the Company's insiders have no present intentions to buy shares from other insiders, it is a possibility that insiders could buy shares from other insiders. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view toward any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders. This is done in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

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

During the fiscal year ended December 31, 2003 candidates for acquisition were examined and discussions conducted regarding the terms and conditions for an agreement. In at least one situation progress was made to the point that the Company changed its name to NCI Holdings, Inc. in anticipation of closing on an agreement. The search for potential merger/acquisition candidates will continue during the current year.

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

Employees

The Company is a development stage company and currently has no employees. Executive officers will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 2-8 hours per week. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is identifying and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business venture.

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

The Company currently maintains offices at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The above office space is being provided at no cost to the Company by DHX, the Company's primary shareholder. The Company has no formal lease agreement with DHX and expects to acquire a lease or other office space only in the event that it acquires operations.

ITEM 3.    LEGAL PROCEEDINGS

On October 15, 2002, the Securities and Exchange Commission filed a civil action in the United States District Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer, Inc. The action is styled "Securities and Exchange Commission v. Florida Stock Transfer, Inc., Vector Holdings Corporation, and Allen E. Weintraub," Case No. 02-023048-CIV-Ungaro-Benages/Brown, and as to the Company and Mr. Weintraub, alleges, inter alia, violations of the federal securities laws by, among other things, failing to make adequate disclosure regarding Mr. Weintraub's background.
On November 1, 2002, each of the Company, Mr. Weintraub and Florida Stock Transfer, Inc.entered into a Permanent Injunction without admitting or denying any of the allegations, except to admitting to the jurisdiction of the Court over them and the subject matter of the claims. By virtue of the Permanent Injunction, Company and Mr. Weintraub were restrained and enjoined from violation of Section 17(a)1) of the Securities Act of 1933, Section 17(a)(2) and (3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5,
Section 13a of the Securities Exchange Act of 1934 and Rules 13a-1, 13a-11, 13a-13 and 12b-20 thereunder, and Section 13(a) of the Securities Exchange Act of 1934 and Rule 13b2-2. As of the date hereof, the Judgment of Permanent Injunction is subject to entry by the Court. On October 30, 2002, Florida Stock Transfer, Inc. resigned as the Company's transfer agent.

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

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. was named as a respondent. The Company's former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: "Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internent Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation." The complaint alleges that the Company failed to accurately and fully disclose the nature of the Company's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for the Company. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. The Company filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth the actions of the Company which was denied by the trial court. The Company has entered into discussions with the SEC in an attempt to resolve and settle the matter without incurring additional litigations costs and attorney fees.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                           PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, "NCIH.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2002 and 2003 are as follows:


YEAR        QUARTER ENDING           LOW             HIGH
2002        March 31, 2002           $0.200          $0.240
            June 30, 2002            $0.100          $0.120
            September 30, 2002       $0.010          $0.020
            December 31, 2002        $0.020          $0.020
2003        March 31, 2003           $0.002          $0.020
            June 30, 2003            $0.006          $1.250
            September 30, 2003       $0.250          $0.560
            December 31, 2003        $0.250          $0.600

Record Holders

As of March 5, 2004, the number of issued and outstanding shares of the Company's common stock was 2,899,775, and the approximate number of holders of record of the Company's common stock was 1400. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock. The Company is authorized to issue 600,000,000 shares of common stock and 5,000,000 shares of preferred stock.

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

Reverse Split

On January 18, 2002, the Company effected a reverse split on its shares of common stock at a ratio of 25 to 1. Our Board of Directors and a majority of our shareholders approved this reverse stock split. Prior to the reverse split, we had 9,477,664 shares of common stock outstanding. After the reverse split, the Company had 379,107 shares of common stock issued and outstanding. This reverse stock split did not affect our authorized shares or the par value of our shares.

On May 7, 2003, the Company effected a 1 for 200 reverse-split of its common stock, such that every shareholder of the Company's common stock on that date will hold 1 share for every 200 shares they held prior to the reverse split. All fractional shares were rounded up to the nearest whole share. The number of authorized shares after the reverse split were temporarily reduced to three million (3,000,000) with the par value remaining at $.001 per share, the number was increased to six hundred million (600,000,000) through the consent of a majority of the shareholders of the Company's common stock. The number of issued and outstanding shares prior to the reverse split was Sixty Four Million Three Hundred Sixty One Thousand Nine Hundred fifty five (64,361,955) the number of shares outstanding on May 5, 2003 was Three Hundred Twenty One Thousand Nine Hundred (321,900). The Board of Director effected the reverse split in compliance with NRS 78.207 and did not require the approval of the Company's stockholders.

Limited Market for Common Stock.

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of NCI Holdings, Inc. is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Vector Holdings Corporation or our common stock.

Risks of "Penny Stock.

NCI Holdings, Inc.'s common stock (OTC BB: NCIH) may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.002 and $14.00 per share over the past several years, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

Recent Sales of  Unregistered Securities

On February 14, 2003, the Company signed a Promissory Note in the sum of $100,000 payable to Allen Weintraub, the former president of the Company, payment is due on February 14, 2004 and the note bears interest at the rate of 7% per annum and includes a right of conversion into shares of the Company's common stock at a value of 80% of the closing price for the shares on the day prior to written notice of conversion by Mr. Weintruab. The note was given in final satisfaction of all obligations of the Company to Mr. Weintraub and Miami Venture Capital as of the date of the note. On December 30, 2003, the Company issued to Allen Weintruab 535,000 shares of its restricted common stock as final payment of a promissory note in the amount of $100,000 held by Mr. Weintraub. The restricted shares were valued at 80% of the closing price for the shares on that date or $0.20 per share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of fiscal year 2004, but there can be no assurance that this expectation will be fully realized.

Results of Operations

For the Years Ended December 31, 2002 and 2003.

Sales

Revenues for the year ended December 31, 2003 were $ 0 versus $347,240 in net revenues for the year ended December 31, 2002, a decrease of 100%. Sales in 2002 consisted of food products from the Bestfoodonline subsidiary. For the year ended December 31, 2003, all operations have been sold or transferred and the Company did not expect any revenue during the past year unless or until a merger or acquisition took place, which did not happen. The Company does not expect to generate any revenue in the coming year unless or until a merger or acquisition takes place.

Income / Loss

Net loss for the year ended December 31, 2003 was $ 526,494 as compared to a net loss of $7,718,948 in the comparable period in 2002. The change in net loss was primarily attributable to a decrease in the general and administrative expenses incurred by the Company, which were $7,956,189 for the year ended December 31, 2002 as compared to $ 526,494 for the year ended December 31, 2003, a decrease of $ 7,429,695.

As expected the Company incurred losses in fiscal 2003 and believes that it will continue to incur losses until operations are acquired or a merger takes place and there can be no assurance that the Company will achieve or maintain profitability or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2003 were $ 526,494 versus $7,956,189 in the comparable period in 2002. The following increases in expenses were noted during the year ended December 31, 2002: Accounting and legal expenses were $69,167 during the year to maintain active trading status of the Over the Counter Bulletin Board (OTC BB). Consulting fees were $2,420,466 primarily due to common stock issued to professional to assist the company in its development strategy. The Company incurred a one time collateral fee valued at $5,040,000 to Miami Venture Capital, Inc. which was paid with the issuance of 14 million (pre-reverse split) restricted shares of common stock. (The valuation of stock issued for payment of these items was determined in accordance with Financial Accounting Standards Board and Securities and Exchange Commission authoritative guidance, based upon the market value of the common stock at the time of issuance and is not reflective of the value of the collateral. No allowance for illiquidity or the fact the shares could not be sold except in compliance with Rule 144 was made at the time.) Contract labor was $23,400, due to additional contracts entered into to administer our operations and market our products and services. None of these one time expenses were repeated during fiscal 2003.

Cost of Sales

One of the largest factors in the variations in the cost of sales as a percentage of net sales is the cost of products. Cost of sales for the period ended December 31, 2002 was $109,999 versus $283,212 in the comparable period in 2001. During the period ended December 31, 2003 there were no costs of sales due to the lack of operations by the Company.

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

Liquidity and Capital Resources

For the Years Ended December 31, 2002 and 2003.

Cash flows used in operations were $ 116,849 for the year ended December 31, 2003 versus $0 in the comparable period in 2002. Negative cash flows from operating activities were primarily attributable to the net loss from operations offset by common stock issued for services and decreases in receivables, inventory and loans from related parties.

We have funded our cash needs from inception through December 31, 2003 with a series of related party, debt and equity transactions.

We project that we will need additional capital to fund operations over the next 12 months. A lack of significant revenues throughout fiscal 2003 have significantly affected the cash position of the Company and fiscal 2004 is expected to continue with a lack of significant revenue and the Company will remain in a position where the raising of additional funds through equity, debt financing, merger or acquisition will be necessary.

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

ITEM 7.    FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2003 are attached hereto as pages F-1 through F-13.


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                NCI HOLDINGS, INC.


                              FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

                       [WITH INDEPENDENT AUDITORS' REPORT]

                                NCI HOLDINGS, INC

                                 Table of Contents


                                                                       Page
Independent Auditors' Reports...........................................F-2

Balance Sheet ..........................................................F-3

Statements of Operations................................................F-4

Statements of Stockholders' Deficit.....................................F-5

Statements of Cash Flows................................................F-6

Notes to Financial Statements.......................................F-7 to F-15

Bongiovanni & Associates, P.A.
                                                 17111 Kenton Drive, Suite 204-B
                                                 Cornelius, North Carolina 28031

Phone (704) 892-8733


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders:
NCI HOLDINGS, INC. (FKA VECTOR HOLDINGS CORPORATION)

We have audited the accompanying balance sheet of NCI Holdings, Inc. (FKA Vector Holdings Corporation), a Nevada corporation, as of December 31, 2003 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NCI Holdings, Inc. (FKA Vector Holdings Corporation) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mike Bongiovanni
Mike Bonviovanni
February 28, 2004

                               NCI HOLDINGS, INC.
                FKA VECTOR HOLDINGS CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEET
                             AS OF DECEMBER 31, 2003

                                                                  December 31,
                                                                       2003
                                                                ----------------
                          ASSETS


CURRENT ASSETS
   Cash and cash equivalent                                     $             -
     TOTAL CURRENT ASSETS                                                     -

     TOTAL ASSETS                                               $             -
                                                               =================


           LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                       $         182,322
     TOTAL CURRENT LIABILITIES                                           182,322
                                                               -----------------

STOCKHOLDERS' (DEFICIT)
    Preferred stock - ($.10 par value, non-voting, 5,000,000 shares authorized; 1,254,857 shares issued and outstanding at December 31,
31, 2003)                                                                125,486
    Common stock ($.001 par value, 600,000,000 shares authorized;          2,420
2,419,775 issued and outstanding at December 31, 2003)
   Additional Paid in capital                                          8,427,800
   Retained (deficit)                                                (8,738,028)
     TOTAL STOCKHOLDERS' (DEFICIT)                                     (182,322)
                                                               -----------------
              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $               -
                                                               =================


     The accompanying notes are an integral part of these financial statements

                                 NCI HOLDINGS, INC.
                  FKA VECTOR HOLDINGS CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                             Year ended         Year ended
                                                            December 31,       December 31,
                                                                2003               2002
                                                         ------------------  -----------------
REVENUES;
    Sales from discontinued operations                   $                -  $         347,240
    Cost of Sales from discontinued operations                            -          (109,999)
               GROSS PROFIT                                               -            237,241

EXPENSES;
    Selling, general and administrative
      from discontinued operations                                  526,494          7,956,189
                                                         ------------------  -----------------
      TOTAL EXPENSES                                                526,494              7,956
                                                         ------------------  -----------------

               OPERATING LOSS                            $        (526,494)  $     (7,718,948)

                    OTHER INCOME                                        -                    -
                                                         ------------------  -----------------

               NET LOSS                                  $        (526,494)  $     (7,718,948)
                                                         ==================  =================

Net loss per share-basic and fully
diluted from discontinued operations                     $           (0.94)  $         (41.42)
                                                         ==================  =================
Weighted average shares outstanding                                 559,474            186,378
                                                         ==================  =================


   The accompanying notes are an integral part of these financial statements

                                      NCI HOLDINGS, INC.
                       FKA VECTOR HOLDINGS CORPORATION AND SUBSIDIARIES
                              STATEMENT OF STOCKHOLDERS' DEFICIT
                         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                 Additional
                                                  Common Stock           Preferred  Stock         paid in       Retained
                                          -------------- ----------- -------------  -----------
                                              Shares       Amount       Shares        Amount      Capital       Deficit

Balance, January 1, 2002                           1,896 $         2             -  $         - $    326,842 $    (492,586)
fractional shares due to split, other                 52           -             -            -        9,099              -
Common stock issued for services                  62,751          62             -            -    2,104,332              -
Common stock issued to officers for               29,000          29             -            -      333,400              -
services
Common stock issued to officer for
collateral fee                                    70,000          70             -            -    5,026,000              -
Preferred stock issued to officer for services         -           -     2,500,000      250,000            -              -
Preferred stock converted into common
stock by officer                                 155,643         156   (1,245,143)    (124,514)       93,385              -
Deposit on purchase of Universal Data              2,500           3             -            -            -              -
Reversal of Universal Data acquisition           (2,500)         (3)             -            -            -              -
Net loss for the year                                  -           -             -            -            -    (7,718,948)
                                          -------------- ----------- -------------  ----------- ------------ --------------
Balance, December 31, 2002                       319,342 $       319 $   1,254,857  $   125,486 $  7,893,058 $  (8,211,534)
fractional shares due to split, other                733           1             -            -       63,543              -
Common stock issued to officer for services      200,000         200             -            -       99,800              -
Common stock issued to prior officer for
services                                         600,000         600             -            -      149,400              -
Common stock sold to investors                   764,700         765             -            -      116,084              -
Common stock issued in settlement of debt
and interest                                     535,000         535             -            - $    105,915              -
Net loss for the year                                  -           -             -            -            -      (526,494)
                                          -------------- ----------- -------------  ----------- ------------ --------------
Balances, December 31, 2003                    2,419,775 $     2,420     1,254,857  $   125,486 $  8,427,800 $  (8,738,028)

   The accompanying notes are an integral part of these financial statements

                                  NCI HOLDINGS, INC.
                     FKA VECTOR HOLDINGS CORPORATION AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                        Year Ended       Year Ended
                                                                                       Dec. 31, 2003    Dec. 31, 2002
                                                                                     ----------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $(526,494)        $(7,718,948)
    Adjustments to reconcile net loss to net cash (used in) operating activities:
      Depreciation                                                                                   -             135
      Loss on disposal of fixed assets                                                               -             521
      Bad debt write-offs                                                                            -           4,258
      Common stock issued for services to predecessor officer                                  250,000       7,496,086
      Preferred stock issued for services                                                            -         250,000
      (Increase) decrease in operating assets:
        Inventory                                                                                    -          59,627
        Deposit                                                                                      -           1,000
        Due from related parties                                                                     -           2,500
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                                                  159,698         (19,201)
        Due to related parties                                                                       -         (75,611)
        Overdrawn bank balance                                                                     (53)           (367)
                                                                                     ----------------- ---------------
          NET CASH (USED IN) OPERATING ACTIVITIES                                             (116,849)              -
                                                                                     ----------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES;
------------------------------------
       Cash proceeds from sale of common stock                                                 116,849               -
                                                                                     ----------------- ---------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                              116,849               -
                                                                                     ----------------- ---------------

        CASH AND CASH EQUIVALENTS,
          BEGINNING OF THE PERIOD                                                    $               - $             -
                                                                                     ----------------- ---------------

          END OF THE PERIOD                                                          $               - $             -
                                                                                     ================= ===============

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
       Common stock issued for services to predecessor officer                                 250,000       7,496,086
                                                                                     ================= ===============
      Preferred stock issued for services                                            $               - $       250,000
                                                                                     ================= ===============
      Common stock issued for acquisition, subsequently rescinded                    $               - $        10,000
                                                                                     ================= ===============
      Common stock issued for settlement of debt and interest during the year        $         106,450 $             -
                                                                                     ================= ===============

SUPPLEMENTAL OPERATING AND FINANCING CASH FLOWS
INFORMATION
      Cash paid for inventory bulk purchase from unrelated company                   $               - $        47,500
                                                                                     ================= ===============

 The accompanying notes are an integral part of these financial statements.

           NCI HOLDINGS, INC. (FKA VECTOR HOLDINGS CORPORATION)


                    NOTES TO FINANCIAL STATEMENTS
            For the Years Ended December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business - NCI Holdings, Inc. (formerly Vector Holding Corporation) (the "Company") was incorporated December 23, 1988 under the laws of the State of Nevada. The Company was originally engaged in the design, development, manufacturing and marketing of exotic sports cars. The Company suspended operations in November 1996. On July 22, 1997, the Company entered into a restructuring agreement that resulted in the Company's resuming operations on a limited basis. This resumption of operations was not successful and all automotive operations ceased on July 31, 1999. These operations were sold in 2000 at which time the Company temporarily became a public shell. Vector Holdings Corporation had no recent operating history or financial position before this merger. NCI holdings, Inc. presently has no operations.

On January 3, 2001, the Company acquired 100% of the outstanding common stock of Bestfoodonline.com, Inc. At that time, the Company operated as a gourmet food company and wholesale distributor of specialty foods throughout the United States of America and the Caribbean. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No.16 wherein the Bestfoodonline.com, Inc. stockholders retained the majority of the outstanding common stock of the Company after the merger. The Company's officer and majority stockholder was also an officer and sole stockholder of Bestfoodonline.com, Inc. This division was discontinued in 2002. The Company no longer has any financial or ownership interest in this operation.

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

          NCI HOLDINGS, INC. (FKA VECTOR HOLDINGS CORPORATION)


                   NOTES TO FINANCIAL STATEMENTS
           For the Years Ended December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              NCI HOLDINGS, INC. (FKA VECTOR HOLDINGS CORPORATION)


                      NOTES TO FINANCIAL STATEMENTS
             For the Years Ended December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Earnings (Loss) per Share - The Company adopted Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share for 2003 and 2002.

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

            NCI HOLDINGS, INC. (FKA VECTOR HOLDINGS CORPORATION)


                     NOTES TO FINANCIAL STATEMENTS
             For the Years Ended December 31, 2003 and 2002

Recent Accounting Pronouncements - In June 2001, the Financial Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In April of 2002, Statement of Financial Accounting Standards ("SFAS") No. 145 was issued which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS No. 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows. The Company will adopt SFAS 145 on January 1, 2004.

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have an impact its financial statements once adopted on January 1, 2004.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees or Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

              NCI HOLDINGS, INC. (FKA VECTOR HOLDINGS CORPORATION)


                        NOTES TO FINANCIAL STATEMENTS
                For the Years Ended December 31, 2003 and 2002
Recent Accounting Pronouncements (Cont.) - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to SFAS No. 123" ("SFAS No. 148"), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS No. 123. SFAS
No. 148 also revises the disclosure provisions of SFAS No. 123 to require more prominent disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied from the original effective date of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 for the quarters ending after December 15, 2002.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15,2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company plans to adopt this Interpretation in the first quarter of fiscal 2004.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its financial statements.

               NCI HOLDINGS, INC. (FKA VECTOR HOLDINGS CORPORATION)


                       NOTES TO FINANCIAL STATEMENTS
                For the Years Ended December 31, 2003 and 2002
Recent Accounting Pronouncements (Cont.) - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company's financial statements.

NOTE B - COMMITMENTS

The Company formerly leased its warehouse in South Florida under a month-to-month oral agreement. The Company formerly leased its executive offices in Aventura, Florida under a non- cancelable operating lease that expired on November 30, 2002. The leases were not renewed due to the Company discontinuing all operations in 2002.

Rent expense for 2003 and 2002 was $ -0- and $25,089, respectively.

NOTE  C - INCOME TAXES

The Company has approximately $692,000 of federal and state net operating losses available that expire in various years through the year 2018.

Due to operating losses, there is no provision for current federal or state income taxes for the years ended December 31, 2003 and 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2003 consists of net operating loss carryforward calculated using federal and state effective tax rates equating to approximately $138,000 less a valuation allowance in the amount of approximately $138,000, respectively. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $30,000 and ($32,000), respectively, for the years ended December 31, 2003 and 2002.

               NCI HOLDINGS, INC. (FKA VECTOR HOLDINGS CORPORATION)


                       NOTES TO FINANCIAL STATEMENTS
              For the Years Ended December 31, 2003 and 2002

NOTE  C - INCOME TAXES (CONT.)

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company's total deferred tax asset as of December 31, 2003 is as follows:
        Net operating loss carryforwards...........................$     138,000
        Valuation allowance........................................    (138,000)
                                                                   -------------

        Net deferred tax asset....................................$           -
                                                                        ========
NOTE D - STOCKHOLDERS' DEFICIT

During the years ended December 31, 2003 and 2002, the Company enacted 200 for 1 and 25 for 1 reverse stock splits on its common stock. All common stock amounts in the accompanying financial statements have been retroactively restated to reflect these capitalization changes.

During the year ended December 31, 2002, the Company issued 12,550,145 shares of its common stock for services performed in 2002 to outside consultants. The stock issued was valued at the market prices at the time of issuances, giving an aggregate value of $2,116,882. This amount was expensed during 2002 and is included in the accompanying financial statements.

During the year ended December 31, 2002, the Company issued 5,800,000 shares of its common stock for services performed in 2002 to its officer and majority shareholder. The stock issued was valued at the market price at the time of issuance, giving an aggregate value of $339,200. This amount was expensed during 2002 and is included in the accompanying financial statements.

During the year ended December 31, 2002, the Company issued 14,000,000 shares of its common stock for services performed in 2002 to its officer and majority shareholder for a collateral fee on a related party loan secured by the officer. The stock issued was valued at the market price at the time of issuance, giving an aggregate value of $5,040,000. This amount was expensed during 2002 and is included in the accompanying financial statements.

                NCI HOLDINGS, INC. (FKA VECTOR HOLDINGS CORPORATION)


                        NOTES TO FINANCIAL STATEMENTS
                  For the Years Ended December 31, 2003 and 2002
NOTE D - STOCKHOLDERS' DEFICIT (CONT.)
During 2002, the Company issued 2,500,000 preferred shares to the Company's officer and majority shareholder for compensation. The fair value of the 2002 services is included in the accompanying financial statements. During 2002, the Company's officer and majority shareholder at a twenty-five to one conversion ratio converted 1,245,143 of these preferred shares into 31,128,575 common shares.

During the year ended December 31, 2003, the Company issued 200,000 shares of its common stock for services performed in 2003 to its predecessor officer. The stock issued was valued at the market price at the time of issuance, giving an aggregate value of $100,000. This amount was expensed during 2003 and is included in the accompanying financial statements.

During the year ended December 31, 2003, the Company issued 600,000 shares of its common stock for services performed in 2003 to another one of its predecessor officers. The stock issued was valued at the market price at the time of issuance, giving an aggregate value of $150,000. This amount was expensed during 2003 and is included in the accompanying financial statements. See footnote "J" herein for further discussion.

During the year ended December 31, 2003, the Company issued 535,000 shares of its common stock to its predecessor officer in settlement of debt and related interest thereto. See footnote "I" herein for further discussion.

During the year ended December 31, 2003, 764,700 common shares were issued to unrelated investors for $116,849 cash received. See footnote "F" herein for litigation associated with this offering.

NOTE E - RELATED PARTY TRANSACTIONS
On September 15, 2000, a company related through common ownership, Miami Venture Capital, filed a Uniform Commercial Code Financing Statement (Form UCC-1) with the State of Florida against the Company as debtor. In addition, on May 23, 2003, this company also filed a Uniform Commercial Code Financing Statement (Form UCC-1) with the State of Arizona against the Company as debtor. Lastly, on May 23, 2003, this company also filed a Acknowledgment of Filing form with the State of Utah against the Company as debtor. Accordingly, all assets and common stock, whether issued or not, of the Company are security for this debt. As of the date of this report, all of the liens still exist. In the opinion of management and legal counsel, these claims have no validity to them for legal reasons.
During 2003 the Company paid $38,269 to a related party through common ownership as reimbursement for cash advances made to pay for certain expenses that had been advance to the Company by the related party.

              NCI HOLDINGS, INC. (FKA VECTOR HOLDINGS CORPORATION)


                        NOTES TO FINANCIAL STATEMENTS
               For the Years Ended December 31, 2003 and 2002
NOTE F - LITIGATION
As of December 31, 2003, the Company faces several lawsuits filed by various former vendors. The Company has accrued $17,000 for a judgment filed against the Company by a former landlord. The amount is probable of payment under Statement of Financial Accounting Standards No. 5. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which the Company was named as a defendant. The Company's former President was also named as a respondent. This complaint was related to the 2003 offering of common stock as mentioned in footnote "D" above. The Company has accrued $136,500 as this amount, in the opinion of management, is probable of payment under Statement of Financial Accounting Standards No. 5. This amount represents a repayment relating to disgorgement of funds and includes interest and penalties thereto.

The Company believes that adequate provision has been made for all other judgments that may be awarded against the Company. None of the other lawsuits have yet been resolved.

NOTE G - GOING CONCERN

As shown in the accompanying audited financial statements, the Company has incurred losses from operations, has a deficit book value, has received numerous liens from related parties, has all of its assets and common stock fully pledged, has a negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and enter strategic acquisitions.

        NOTE H - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2003 and 2002 as its separate marketing division was immaterial during the short period it operated prior to it being dissolved during 2002.

              NCI HOLDINGS, INC. (FKA VECTOR HOLDINGS CORPORATION)


                         NOTES TO FINANCIAL STATEMENTS
             For the Years Ended December 31, 2003 and 2002

NOTE I - DEBT

During the year ended December 31, 2002, the Company entered into a signed promissory note with its former officer and former majority shareholder. Under the terms of the note, the Company was obligated to pay $100,000 in one lump sum on February 14, 2004 including interest of 7% per annum. The obligation represented by the note was converted into shares of the Company's common stock in accordance with the agreement during the year ended December 31, 2003. See footnote "D" herein for details thereof.

NOTE J - EMPLOYMENT AGREEMENT

During the year ended December 31, 2002, the Company entered into a signed employment agreement with its former officer and former majority shareholder. Under the terms of the agreement, the Company was obligated to pay $150,000 in cash or common stock or combination of both for services rendered by him for a period of time of one year. The compensation was made with the Company's stock during the year ended December 31, 2003 in accordance with the terms of the agreement. See footnote "D" herein for details thereof.

ITEM 8.        CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent accountants.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers and Significant Employees.

The following table identifies all current executive officers, directors and significant employees of NCI Holdings, Inc. The officers and directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or they resign or are terminated.


Name                     Age                  Position                Commenced
Hamlin.K. Elrod          59                   CEO, President, CFO     10/15/03*
                                              and Director

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify. * Mr. Elrod were appointed to the board effective as of October 15, 2003, the day following the effective date of the resignation of Mr. Thompson from his position as President and as a director of the company.

Business Experience and Personal Background.

Hamlin K. Elrod, Age 59. Since 1997 Mr. Elrod has been the owner and CEO of Lake Powell Marine, an Arizona corporation that operates a travel agency and a marine facility. The travel agency does its primary business in the "Grand Circle" and "Four Corners Area' of the Southwestern United States. The marine facility provides services to visitors to Northern Arizona (Lake Powell) and provides services for privately owned vessels with absentee owners.

Family Relationships

None.

Involvement in Certain Legal Proceedings.

Mr. Allen Weintraub resigned from his position as an officer and director of the Company and divested his controlling position as shareholder in the first quarter of 2003. The following described legal action may further impair the Company. The action taken against Mr. Weintraub is more fully described below.

On October 15, 2002, the Securities and Exchange Commission filed a civil action in the United States District Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer,Inc.

                                  Page -17-

Mr. Weintraub was restrained and enjoined from violating certain provisions under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The action is styled "Securities and Exchange Commission v. Florida Stock Transfer, Inc., Vector Holdings Corporation, and Allen E. Weintraub," Case No. 02-023048-CIV-Ungaro-Benages/Brown, and as to the Company and Mr. Weintraub, alleges, inter alia, violations of the federal securities laws by, among other things, failing to make adequate disclosure regarding Mr. Weintraub' s background which included being convicted in several fraud related violations of the law.

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

There have been no other events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years, except as set forth above and in Item 3 Legal Proceedings.

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



                                     Page -18-

Summary Compensation Table

                                                 Other            Restricted               Restricted
Name and      Fiscal      Annual      Bonuses    Compensation     Stock        LTIP        Stock
Position      Year        Salary                                  Awards       Options     Bonuses
                          (1)         (2)        (3)              (4)          (6)         (5)
Dennis
Thompson,     2003        $ 5,000     $ 0        200,000           0            0           0
President
Hamlin K.
Elrod,        2003        $ 0         $ 0        $ 0               0            0           0
President
Allen         2002        $-0         0          0                5,800,000     0           0
Weintraub
CEO and
President(7)  2001        $-0         0          0                225,000       0           0

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

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL AND MANAGEMENT AND
               RELATED STOCKHOLDER MATTERS
All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on March 5, 2004, are listed below: outstanding.

                                 Page -19-

  Title of Class              Name & Address of                Amount and        Percent of
                               Beneficial Owner                Nature of            class
                                                               Beneficial
                                                               Ownership
-------------------  ------------------------------------ -------------------- ---------------
   Common Stock          Diversified Holdings X, Inc.      (1) 200,257 Direct       6.9%
($0.001 par value)      268 West 400 South, Suite 300
                          Salt Lake City, Utah 84101
-------------------  ------------------------------------ -------------------- ---------------
   Common Stock         Hudson Consulting Group, Inc.      (1) 250,000 Direct       8.6%
($0.001 par value)      268 West 400 South, Suite 300
                          Salt Lake City, Utah 84101
-------------------  ------------------------------------ -------------------- ---------------
   Common Stock      Hamlin K. Elrod, President, Director
($0.001 par value)      268 West 400 South, Suite 300              0                 0%
                          Salt Lake City, Utah 84101
-------------------  ------------------------------------ -------------------- ---------------
   Common Stock                 Richard Surber                (1) 450,257           15.5%
($0.001 par value)            268 West 400 South               Beneficial
                          Salt Lake City, Utah 84101
-------------------  ------------------------------------ -------------------- ---------------
   Common Stock                Allen Weintraub                  535,000             18.4%
($0.001 par value)
-------------------  ------------------------------------ -------------------- ---------------
  Preferred Stock        Diversified Holdings X, Inc.         (1)1,254,857          100%
 ($0.10 par value)      268 West 400 South, Suite 300
                          Salt Lake City, Utah 84101
-------------------  ------------------------------------ -------------------- ---------------
   Common Stock      Directors and Executive Officers as          0                 0%
($0.001) par value           a Group (1 individual)
-------------------  ------------------------------------ -------------------- ---------------

(1) Mr. Surber is the President and sole shareholder of Diversified Holdings X, Inc.. and has the sole power to vote and dispose of all NCI Holdings, Inc. shares owned by Diversified Holdings X. Inc. and as the President of Hudson Consulting Group, Inc. hold the beneficial rights to vote all shares owned by Hudson Consulting Group, Inc.
(2) Preferred shares have conversion and voting rights on 1 to 25 basis as to the common stock of the Company, the number of issued and outstanding preferred shares hold voting rights equal to 31,371,425 shares of common stock., or 91.5% of all potential votes in the event of a shareholders vote. No other shareholder's holdings exceed 1.5% of the total voting rights represent by the common shares.
On March 5, 2004, there were 2,899,775 shares of common stock issued and outstanding.

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

                                  Page -20-

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

On October 7, 2002, the Company forfeited the assets of The Potato Sack, a restaurant operation it managed located in the Aventura Mall, Aventura, Florida, to Miami Venture Capital, Inc. (MVC) a lender controlled by the then president of the Company, Allen Weintraub. MVC agreed to forgive all indebtedness owed by the Company arising from the purchase and operation of the Potato Sack. In return for the forgiveness of that debt to MVC, and to avoid litigation, the Company turned over the assets of The Potato Sack, including inventory and other corporate owned assets of the Company, including furniture, restaurant supplies and equipment

On February 14, 2003, the Company signed a Promissory Note in the sum of $100,000 payable to Allen Weintraub, the former president of the Company, payment is due on February 14, 2004 and the note bears interest at the rate of 7% per annum and includes a right of conversion into shares of the Company's common stock at a value of 80% of the closing price for the shares on the day prior to written notice of conversion by Mr. Weintruab. The note was given in final satisfaction of all obligations of the Company to Mr. Weintraub and Miami Venture Capital as of the date of the note. On December 30, 2003, the Company issued to Allen Weintruab 535,000 shares of its restricted common stock as final payment of a promissory note in the amount of $100,000 held by Mr. Weintraub. The restricted shares were valued at 80% of the closing price for the shares on that date or $0.20 per share.

In February of 2003, the Company signed an employment agreement with Allen Weintraub, the former president of the Company. The agreement provides for compensation in the amount of $150,000 worth of S-8 common stock of the Company provided that Mr. Weintraub is eligible for compensation pursuant to an S-8 registration or in cash if such registration is not available, payments to be made on a quarterly basis. Services are to be provided to the Company relating to the preparation and filing of reports with the Securities and Exchange Commission and other regulatory agencies for a period of 12 months. On December 30, 2003 the Company authorized the issuance of 600,000 shares of its common stock registered under an S-8 Registration Statement in settlement of the compensation due to Mr. Weintraub under the terms of the employment agreement.

On April 8, 2003, the Company under new management retroactively approved the sale of its 100% interest in

                                 Page -21-

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

On May 14, 2003, the Company entered into a Consulting Agreement with Hudson Consulting Group, Inc. (Hudson) in which Hudson has provided services with respect to finding and evaluating business opportunities, providing advise with respect to mergers or acquisitions settling lawsuits, drafting agreements, drafting board resolutions, and other general administrative duties. This agreement was terminated by the parties with the terms set forth in a Settlement Agreement and General Release. Hudson agreed to accept a cash payment of $55,000 and 250,000 shares of restricted Company common stock as full and final payment for all sums due under the terms of the Consulting Agreement. These shares have not yet been issued by the Company.

On September 8, 2003, the Company entered into an Indemnification Agreement and General Release with Gino Carlucci, its former president, where the Company agreed to pay to Mr. Carlucci the sum of $12,580.47 and issue to him 250,000 shares of the Company's restricted common stock, as full and final satisfaction for all claims that existed for his services to the Company as president. These shares have not yet been issued by the Company.

During the third quarter of 2003 the Company made payments in the amount of $38,268.50 to NuWay Holdings, Inc. as reimbursement for cash advances made to pay for legal fees, accounting costs, other corporate expenses and operating expenses that had been advanced to the Company by NuWay.

On September 8, 2003 the board of directors authorized the following for Dennis Thompson, president and a director of the Company; payment of the sum of $5,000 in cash and an award of 200,000 shares of the Company's restricted common stock for his services to the corporation during the quarter ended September 30, 2003.

Subsequent Events

The company has since January 1, 2004 issued 230,000 shares of its common stock registered under S-8 as partial payment for legal services provided to the Company. The shares were issued in exchange for the bona fide services provided with regard to the Company's involvement in the SEC v. David Wolfson, et al matter as more fully described under legal proceedings.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page of this form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K.

               (1) On February 13, 2003 the company filed a Form 8-K that reports that on October 15, 2002, the Securities and Exchange Commission filed a civil action in the United States District

                                     Page -22-

               Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer, Inc. (2) On March 7, 2003 the company filed a Form 8-K advising that on February 21, 2003, Diversified Holdings X, Inc., a Utah corporation ("DHX") closed on a Stock Acquisition Agreement with Miami Venture Capital, Inc. and others in which DHX acquired 40,051,430 shares of the common stock of Vector Holdings Corporation, which represents 63% of all issued and outstanding common stock of the registrant and 1,254,857 shares of preferred stock of Vector Holdings Corporation, or 100% of all issued and outstanding shares of preferred stock of the Registrant.
               (3) On June 25, 2003 the Company filed a Form 8-K setting forth that on June 24, 2003, NCI Holdings, Inc. formerly known as Vector Holdings, Inc,. had entered into an Offshore Stock Purchase Agreement (the "Agreement") with The Sukumo Group, Inc., a British Virgin Islands corporation (Sukumo). Pursuant to the Agreement Sukumo has the right to purchase up to 10,000,000 shares of the Company's common stock pursuant to Regulation S of the Securities Act of 1933 at a purchase price equivalent to 30% of the bid price per share on the day that the Company receives payment from Sukumo for the specified number of shares to be reflected in written buy orders sent to the Company.
               (4) On September 4, 2003 the Company filed a Form 8-K disclosing that on September 2, 2003, NCI Holdings, Inc. placed The Sukumo Group, Inc. on notice of its intent to terminate the Offshore Stock Purchase Agreement which it entered into on June 24, 2003.

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

NCI Holdings, Inc.


Dated: March 5, 2004             By: /s/ Hamlin K. Elrod
                                 --------------------------------------
                                 Hamlin K. Elrod, President and CFO


                              Page -23-

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.



SIGNATURE                          TITLE                 DATE

                            President, Director     March 5, 2004

/s/Hamlin K. Elrod
Hamlin K. Elrod



                                Page -24-

Exhibit 31(i)   CERTIFICATIONS

    I, Hamlin K. Elrod, certify that:

    1. I have reviewed this annual Report on Form 10-KSB of NCI Holdings, Inc.;

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

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: March 5, 2004   /s/ Hamlin K. Elrod
                      --------------------------------------
                      Hamlin K. Elrod, CEO and CFO



                                Page -25-

INDEX OF EXHIBITS
Exhibit          Page
No.                NoDescription
-------------------------------------------------------------------------------


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

10(iii) * Purchase Agreement with Miami Venture Capital, Inc and Vector Holdings Corporation dated December 30, 2002.

10(iv) * Settlement Agreement between Vector Holdings and Suburban Capital Updated.

10(v)          *     Consulting Agreement on 14th day of May 2003, by and
                     between Hudson Consulting Group, Inc. ("Consultant") whose address is 268 West 400 South, Salt Lake City, Utah 84101 and NCI Holdings, Inc., incorporated bt reference from the Company's From 10-QSB for the quarter ended June 30, 2003.


10(vi) * June 24, 2003, Offshore Purchase Agreement between NCI Holdings, Inc. and The Sukumo Group, Inc., a British Virgin Islands corporation, incorporated by reference from the Company's Form 8-K filed on June 25, 2003

10(vii) * Settlement Agreement and General Release to resolve all claims arising under the May 14, 2003 Consulting Agreement with Hudson Consulting Group, Inc., incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30,2003.

10(viii) * Indemnification Agreement and General Release with Gino Carlucci, dated September 8, 2003, incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 2003.

23.1           28    Consent of Bongiovannie & Associates, PA, CAP's to
                     incorporation of report dated February 28, 2004.

31(i)          25     Certification As Adopted Pursuant To Section 302 Of The
                      Sarbanes-Oxley Act Of 2002

32(i)          27     Certification Pursuant to 18 U.S.C.ss.1350, as Adopted
                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                    Page -26-

Exhibit 31(i)

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of NCI Holdings, Inc. (the" Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Hamlin K. Elrod, Chief Executive and Sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

  I have reviewed this annual report on Form 10-KSB of NCI Holdings, Inc. and:

            (a) The Annual Report on Form 10-KSB of the Company to which this certification is attached as an exhibit, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (b) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




   /s/ Hamlin K. Elrod
  CEO and CFO
  March 5, 2004



                                     Page -27-

Exhibit 23.1

                       BONGIOVANNI & ASSOCIATES, PS, CPA'S

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation of our report dated February 28, 2004 relating to the financial statements of NCI Holdings, Inc. in the Form 10-KSB for the year ended December 31, 2003.

/s/ Michael J. Bongiovanni
Michael J. Bongiovanni, CPA
Charlotte, North Carolina
March 9, 2004



                                    Page -28-