Form 10KSB/A
period 2003-12-31
NCI HOLDINGS INC
filed 2004-04-16
CIK 830664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                     AMENDMENT NO ONE TO
                                         FORM 10-KSB

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

Explanatory Note:

PURPOSE OF AMENDMENT: The registrant hereby amends and restates Item 9, Directors and Executive Officers of the Registrant, "Code of Ethics" and Item 16 Principal Accountant Fees and Services.

This Amendment No. One to Form 10-KSB does not attempt to modify or update any other disclosures set forth in the Original Form 10-KSB, except as required to reflect the effects of the amendments as set forth above. Additionally, this Amendment No. One does not purport to provide a general update or discussion of any other developments of the Company after the date of the original filing. All information contained in this Amendment NO. One and the Original Form 10-KSB is subject to updating and supplementing and the filing of this Amendment NO. One shall not be deemed as admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement therein not misleading. This Amendment No. One does not include the items from the Original Form 10-KSB that are not being hereby amended.


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Code of Ethics
At this time there is only one board member who is also the sole officer, as independent members of the board are brought into service, this proposed code of ethics may be adopted and effectively put into use. We are presently working with our legal counsel to prepare and adopt a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit
14.1. The Code of Ethics that is attached is intended to be used as a guideline with the intent to deter wrongdoing, and to promote the following attributes:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts if interest between personal and professional relationships

o Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

oCompliance with applicable governmental laws, rules and regulations

o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

o Accountability for adherence to the code and to attached as an Exhibit as follows:
                                                                    Exhibit 14.1
ITEM 16.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees

Audit fees are for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filing on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company has paid to Bongiovanni & Associates, PA, audit fees of approximately $11,000 for 2003 and $9,600 for 2002.

Audit Related Fees

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements. The Company has paid to Bongiovanni & Associates, PA, audit related fees of approximately $ 0 for 2003 and $0 for 2002.

Tax Fees

The tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. The Company has paid to Bongiovanni & Associates, PA, tax fees of approximately $ 0 for 2003 and $ 0 for 2002.

All Other Fees
Fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees paid.

Pre-approved Policy for Audit and Non-Audit Services

The Company does not have a standing audit committee and the full board of directors performs all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to the Company engaging an accountant. All of the services rendered for the Company by Bongiovanni & Associates, PA, were pre-approved by the board of directors of the Company.


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, there unto duly authorized.

                                 NCI Holdings, Inc.


Dated: April 15, 2004         By:/s Jared Gold
                             --------------------------------------
                             Jared Gold, President and CFO

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


SIGNATURE                       TITLE               DATE

                        President, Director     April 5, 2004
/s/ Jared Gold
----------------
Jared Gold

Exhibit 31(i)   CERTIFICATIONS

    I, Jared Gold, certify that:

    1. I have reviewed this amendment to the annual Report on Form 10-KSB of NCI Holdings, Inc.;

    2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: April 15, 2004  /s/ Jared Gold
                      ----------------------
                      Jared Gold, CEO and CFO

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

10(iii) * Purchase Agreement with Miami Venture Capital, Inc and Vector Holdings Corporation dated December 30, 2002.

10(iv) * Settlement Agreement between Vector Holdings and Suburban Capital Updated.

10(v)          *     Consulting Agreement on 14th day of May 2003, by and
                     between Hudson Consulting Group, Inc. ("Consultant") whose address is 268 West 400 South, Salt Lake City, Utah 84101 and NCI Holdings, Inc., incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 2003.

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

10(viii)       *     Indemnification Agreement and General Release with Gino
                     Carlucci, dated September 8, 2003, incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 2003.

EXHIBITS FILED WITH THIS AMENDMENT

14.1           8     Draft of Code of Ethics NCI Holdings Inc.

23.1           5     April 15, 2004 Consent of Bongiovanni & Associates, PA,
                     CAP's to incorporation of report dated February 28, 2004, incorporated by reference from the Company's Form 10-KSB/A for the years ended December 31, 2003.

31(i)          3      Certification As Adopted Pursuant To Section 302 Of The
                      Sarbanes-Oxley Act Of 2002

32(i)          6      Certification Pursuant to 18 U.S.C.section, 1350, as
                      Adopted Pursuant to Section 906 of  the Sarbanes-Oxley
                      Act of 2002

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

Exhibit 23.1

                           BONGIOVANNI & ASSOCIATES, PA, CPA'S

                CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation of our report dated February 28, 2004 relating to the financial statements of NCI Holdings, Inc. in the form 10KSB/A for the year ended December 31, 2003.

/s/ Michael J. Bongiovanni
--------------------------
Michael J. Bongiovanni, C.P.A.
Charlotte, North Carolina
April 15, 2004

Exhibit 32(i)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Amendment to the Annual Report of NCI Holdings, Inc. (the" Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Jared Gold, Chief Executive and Sole Executive Officer of the Company, certify, pursuant to 18 U.S.C.section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

  I have reviewed this amendment to and the annual report on Form 10-KSB of NCI Holdings, Inc. and:

            (a) The Amendment to the Annual Report on Form 10-KSB of the Company to which this certification is attached as an exhibit, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (b) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



  /s/ Jared Gold
  ----------------
  Jared Gold
  CEO and CFO
  April 5, 2004

Exhibit 14(i)
                     PROPOSED CODE OF ETHICS OF NCI HOLDINGS INC.

I. Objectives
NCI Holdings Inc. (the "Company") is committed to the highest level of ethical behavior. The Company's business success depends upon the reputation of the Company and its directors, officer and employees to perform with the highest level of integrity and principled business conduct.
This Code of Ethics ("Code") applies to all directors, officers and employees of the Company, including the Company's principal executive officer and principal financial officer, (collectively, the "Covered Persons"). This Code is designed to deter wrongdoing and to promote all of the following:

o honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

o full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the "Commission"), and in other public communications made by the Company

o compliance with applicable governmental laws, rules and regulations;

o the prompt internal reporting to an appropriate person or persons identified herein for receiving violations of this Code

o accountability for adherence to this Code. Each Covered Person must conduct himself or herself in accordance with this Code, and must seek to avoid even the appearance of improper behavior.

This Code is not intended to cover every applicable law, or to provide answers to all questions that might arise; for such, the Company relies on each person"s sense of what is right, including a sense of when it is appropriate to seek guidance from others on an appropriate course of conduct.

II. Honest And Ethical Conduct Each Covered Person must always conduct himself or herself in an honest and ethical manner. Each Covered Person must act with the highest standards of personal and professional integrity and must not tolerate others who attempt to deceive or evade responsibility for actions. Honest and ethical conduct must be a driving force in every decision made by a Covered Person while performing his or her duties for the Company. When in doubt as to whether an action is honest and ethical, each Covered Person shall seek advice from his or her immediate supervisor or senior management, as appropriate.

III. Conflicts Of Interest
The term "conflictof interest" refers to any circumstance that would cast doubt on a Covered Person's ability to act objectively when representing the Company's interest. Covered Persons should not use their position or association with the Company for their own or their family's personal gain, and should avoid situations in which their personal interests (or those of their family) conflict or overlap,or appear to conflict or overlap, with the Company's best interests. The following are examples of activities that give rise to a conflict of interest. These examples do not in any way limit the general scope of the Company's policy regarding conflicts of interest.

o Where a Covered Person's association with (or financial interest in) another person or entity would reasonably be expected to interfere with the Covered Person's independent judgment in the Company's best interest, that association or financial interest creates a conflict of interest.

o The holding of a financial interest by a Covered Person in any present or potential competitor, customer, supplier, or contractor of the Company creates a conflict of interest, except where the business or enterprise in which the Covered Person holds a financial interest is publicly owned, and the financial interest of the Covered Person in such public entity constitutes less than one percent (1%) of the ownership of that business or enterprise.

o The acceptance by a Covered Person of a membership on the board of directors, or serving as a consultant or advisor to any board or any management, of a business that is a present or potential competitor, customer, supplier, or contractor of the Company, creates a conflict of interest, unless such relationship is pre-approved in writing by the principal executive officer of the Company.

o Engaging in any transaction involving the Company, from which the Covered Person can benefit financially or otherwise, apart from the usual compensation received in the ordinary course of business, creates a conflict of interest. Such transactions include lending or borrowing money, guaranteeing debts, or accepting gifts, entertainment, or favors from a present or potential competitor, customer, supplier, or contractor of the Company.

o The use or disclosure of any unpublished information regarding the Company, obtained by a Covered Person in connection with his or her employment for personal benefit, creates a conflict of interest.

It is our policy and it is expected that all Covered Persons should endeavor to avoid all situations that present an actual or apparent conflict of interest. All actual or apparent conflicts of interest must be handled honestly and ethically. If a Covered Person suspects that he or she may have a conflict of interest, that Covered Person is required to report the situation to, and to seek guidance from, his or her immediate supervisor or senior management, as appropriate. For purposes of this Code, directors, the principal executive officer, and the principal financial officer shall reportany such conflict or potential conflict situations to the chairman of the audit committee, if one be created, and in the absence of an audit committee, to chairman of the board of directors. Officers (other than the principal executive officer and principal financial officer) and employees of the Company shall report any such situations to their immediate supervisor. It is the responsibility of the audit committee chairman or the chairman of the board, as applicable, to determine if a conflict of interest exists or whether such situation is likely to impair the Covered Persons ability to perform his or her assigned duties with the Company, and if such situation is determined to present a conflict, to determine the necessary resolution.

Loans are expressly prohibited from the Company to all directors and executive officers.

IV. Compliance With Applicable Laws, Rules And Regulations
Full compliance with letter and the spirit of all applicable governmental laws, rules and regulations, and applicable rules and listing standards of any national securities exchange on which the Company's securities may be listed, is one of the foundations on which this Company's ethical policies are built. All directors and executive officers of the Company must understand and take responsibility for the Company's compliance with the applicable governmental laws, rules and regulations of the cities, states and countries in which the Company operates, and for complying with the applicable rules and listing standards of any national securities exchange on which the Company's securities may be listed.

V. Rules To Promote Full, Fair, Accurate, Timely and Understandable Disclosure As a public company, the Company has a responsibility to report financial information to security holders so that they are provided with accurate information in all material respects about the Company's financial condition and results of operations. It is the policy of the Company to fully and fairly disclose the financial condition of the Company in compliance with applicable accounting principles, laws, rules and regulations. Further, it is the Company"s policy to promote full, fair, accurate, timely and understandable disclosure in all Company reports required to be filed with or submitted to the Commission, as required by applicable laws, rules and regulations then in effect, and in other public communications made by the Company.

Covered Persons may be called upon to provide or prepare necessary information to ensure that the Company's public reports are complete, fair and understandable. The Company expects Covered Persons to take this responsibility seriously and to provide accurate information related to the Company"s public disclosure requirements.

All books and records of the Company shall fully and fairly reflect all Company transactions in accordance with accounting principles generally accepted in the United States of America, and any other financial reporting or accounting regulations to which the Company is subject. No entries to the Company's books and records shall be made or omitted to intentionally conceal or disguise the true nature of any transaction. Covered Persons shall maintain all Company books and records in accordance with the Company"s established disclosure controls and procedures and internal controls for financial reporting, as such controls may be amended from time to time.

All Covered Persons must report any questionable accounting or auditing matters that may come to their attention. This applies to all operating reports or records prepared for internal or external purposes, such as sales or backlog information. If any Covered Person has concerns or complaints regarding questionable accounting or auditing matters of the Company,Covered Person shall report such matters to his or her immediate supervisor. If the immediate supervisor is involved in the questionable accounting or auditing matter, or does not timely resolve the Covered Person's concern, the Covered Person should submit their concerns to the principal executive officer or the principal financial officer. If the principal executive officer and the principal financial officer are involved in the questionable accounting or auditing matter, or do not timely resolve the Covered Person's concerns, the Covered person should submit his or her concern directly to the audit committee, if one be established, or to the board of directors in the absence of a designated audit committee. The reporting of any such matters may be done on a confidential basis, at the election of the Covered Person making the report.

VI. Corporate Opportunities
Directors and employees are prohibited from taking for themselves opportunities that are discovered through the use of Company property, information or position, or using Company property, information or position for personal gain. Directors and employees have a duty to the Company to advance its legitimate interest when the opportunity to do so arises.

VII. Confidentiality
Directors and employees must maintain the confidentiality of non-public, proprietary information regarding the Company, its customers or its suppliers, and shall use that information only to further the business interests of the Company, except where disclosure or other use is authorized by the Company or legally mandated. This includes information disseminated to employees in an effort to keep them informed or in connection with their work activities, but with the instruction, confidential labeling, or reasonable expectation that the information be kept confidential.

VIII. Trading on Inside Information Inside information includes any non-public information, whether favorable or unfavorable, that investors generally consider important in making investment decisions. Examples including financial results not yet released, imminent regulatory approval/disapproval of an alliance or other significant matter such as the purchase or sale of a business unit or significant assets, threatened litigation, or other significant facts about a business. No information obtained as the result of employment at, or a director"s service on the Board of, the Company may be used for personal profit or as the basis for a "tip" to others, unless such information is first made generally available to the public.

IX.Protection and Proper Use of Company Assets
Directors and employees should protect the Company's assets and ensure their efficient use. Theft, carelessness and waste have an adverse impact on the Company and its profitability. Company assets may only be used for legitimate Company business purposes.

X. Intellectual Property
The Company expends a great deal of time, effort and money to protect our intellectual property. We are sensitive to issues regarding the improper use of our intellectual property and avoiding the improper use of intellectual property of others, including but not limited to copyrights, trademarks, trade secrets and patents. In fulfillment of our legal obligations with respect to intellectual property rights, the Company adheres to copyright laws, including the application of those laws to copyrighted work in print, video, music, computer software or other electronic formats. Employees must not make any unauthorized reproduction of any copyrighted work.

XI. Reporting Violations of the Code
Any Covered Person who becomes aware of any violation of this Code must promptly bring the violation to the attention of the appropriate party as follows: directors, the Company's principal executive officer and the principal financial officer shall report on a confidential basis any violations to the chairman of the audit committee, if one be created, and in the absence of an audit committee, to the chairman of the board of directors of the Company; Executive officers and employees of the Company shall report any violations to the Company's principal executive officer or principal financial officer..

XII. Compliance with the Code
All issues of non-compliance with this Code will be reviewed and evaluated according to the circumstances and severity of the problem. Senior management will take such actions as it deems appropriate, which can include disciplinary action up to and including termination of employment, legal action, and other measures.

XIII. Waiver of the Code
Any waiver of this Code may be made only bythe independent directors on the board of directors, or by an authorized committee of the board of directors comprised solely of independent directors, and will be disclosed as required by law, Commission regulations, or the rules and listing standards of any national securities exchange on which the Company's securities may be listed.