Form 10QSB
period 2004-03-31
NCI HOLDINGS INC
filed 2004-05-19
CIK 830664

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                    FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2004

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the
       Transition Period from _______ to _______

Commission File Number: 000-17303


                               DARK DYNAMITE, INC.
                               -------------------
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

                  Yes [x]                   No [ ]

  Number of shares of common stock outstanding as of May 12, 2004: 74,979,775 Number of shares of preferred stock outstanding as of May 12, 2004: 1,254,857.

                              TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............5

ITEM 3 CONTROLS AND PROCEDURES................................................11

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12

ITEM 5. OTHER INFORMATION.....................................................12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................14

SIGNATURES....................................................................14

INDEX TO EXHIBITS.............................................................15
                             THIS SPACE HAS BEEN
                          INTENTIONALLY LEFT BLANK

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "DDI" , or the "Company" refers to Dark Dynamite, Inc. formerly known as NCI Holdings, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated financial statements including a balance sheet for DDI for the period ended March 31, 2004, and statement of operations, and statement of cash flows for the interim period up to date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.
                           THIS SPACE HAS BEEN
                         INTENTIONALLY LEFT BLANK

                    INDEX TO INTERIM FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Consolidated Unaudited Condensed balance Sheet March 31, 2004................F-1

Consolidated Unaudited Condensed Consolidated Statements of Operations- For the
Three Months Ended March 31, 2004 and 2003...................................F-2

Consolidated Unaudited Condensed Statements of Cash Flows- For the
Three Months Ended March 31, 2004 and 2003...................................F-3

Consolidated Statement of Stockholders' Deficit for the Three Months Ended March
31, 2004.....................................................................F-4

                             THIS SPACE HAS BEEN
                          INTENTIONALLY LEFT BLANK

                      DARK DYNAMITE, INC. AND SUBSIDIARIES
                             FKA NCI HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2004
================================================================================

                                                                 (Unaudited)
                            ASSETS                              March 31, 2004
                            ------                            ------------------


CURRENT ASSETS:
---------------
Cash and cash equivalents                                     $            1,063
Deferred consulting expense                                                1,000
                                                              ------------------
TOTAL CURRENT ASSETS                                                       2,063
                                                              ------------------

FIXED ASSETS:
-------------
Furniture and fixtures                                                     9,000
TOTAL CURRENT ASSETS                                                       9,000

TOTAL ASSETS                                                  $           11,063
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                      ---------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable and accrued expenses                         $          182,026
                                                              ------------------
TOTAL CURRENT LIABILITIES                                                182,026
                                                              ------------------

STOCKHOLDERS' (DEFICIT)
-----------------------
Preferred stock ($.10 par value, non-voting, 5,000,000 shares authorized; 1,254,857 shares issued and outstanding at March
31, 2004)                                                                125,486
Common stock ($.001 par value, 5,000,000,000 shares authorized;
72,899,775 issued and outstanding at March 31, 2004)                      72,900
Additional paid in capital                                            11,894,091
Deficit accumulated during the development stage                    (12,264,440)
                                                              ------------------
TOTAL STOCKHOLDERS' (DEFICIT)                                          (170,963)
                                                              ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $           11,063
                                                              ==================

                      DARK DYNAMITE, INC. AND SUBSIDIARIES
                              FKA NCI HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED MARCH 31,2004 AND 2003
================================================================================


                                               Three                Three
                                            Months Ended         Months Ended
                                           March 31, 2004       March 31, 2003
                                         -----------------    ------------------
REVENUES:
---------
Sales                                    $               -    $                -
Cost of Sales                                            -                     -
                                         -----------------    ------------------
                  GROSS PROFIT                           -                     -

EXPENSES:
---------
Selling, general and administrative                 36,412                67,397
                                         -----------------    ------------------
TOTAL EXPENSES                                      36,412                67,397
                                         -----------------    ------------------

                OPERATING (LOSS)         $        (36,412)    $         (67,397)

OTHER EXPENSE:
--------------
Loss from impairment of goodwill               (3,490,000)                     -
                                         -----------------    ------------------

                   NET (LOSS)            $     (3,526,412)    $         (67,397)
                                         =================    ==================

Net (loss) per share-
basic and fully diluted                  $         (0.418)    $          (0.001)
                                         =================    ==================
Weighted Average Shares Outstanding              8,435,608            63,861,955
                                         =================    ==================

                       DARK DYNAMITE, INC. AND SUBSIDIARIES
                             FKA NCI HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
================================================================================

                                                 Three                 Three
                                             Months Ended          Months Ended
                                            March 31, 2004        March 31, 2003
                                           ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net loss                                   $    (3,526,412)      $      (67,397)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:

Issuance of options for services of
outside consultants                                  21,913
Loss from impairment of goodwill                  3,490,000                  -0-
Issuance of options for services                      9,808                  -0-
(Increase) decrease in operating assets:
Deferred consulting expense                             -0-            (130,617)
Increase (decrease) in operating
liabilities:
Accounts payable and accrued expenses                 5,504             (52,842)
Excess of outstanding checks over bank
balance                                                 -0-                 (53)
                                           ----------------      ---------------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                              813            (250,909)
                                           ----------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Issuance of common shares to former officer             250                  -0-
Incurrence of notes payable                             -0-              250,909
                                           ----------------      ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               250              250,909
                                           ----------------      ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             1,063                    -
                                           ----------------      ---------------

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                    $              -      $             -
                                           ================      ===============

END OF THE PERIOD                          $          1,063      $             -
                                           ================      ===============

SUPPLEMENTARY CASH FLOW INFORMATION OF
--------------------------------------
NON-CASH FINANCING:
-------------------
Common stock issued for purchase of fixed
assets and inventory                       $         10,000      $             -
                                           ================      ===============
Common stock issued for purchase of
goodwill                                   $      3,490,000      $             -
                                           ================      ===============
Common stock issued for past services to
pay down accounts payable                  $          5,800      $             -
                                           ================      ===============
Issuance of options for services of
outside consultants                        $         21,913
                                           ================      ===============

Issuance of options to former officer      $          9,808      $             -
                                           ================      ===============

                      DARK DYNAMITE, INC. AND SUBSIDIARIES
                              FKA NCI HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
================================================================================

                                                                                                               Deficit
                                                                                              Additional     accumulated
                                         Common Stock                Preferred Stock           Paid-in          during
                                                                                                             development
                                 ---------------------------   ---------------------------
                                     Shares        Amount          Shares         Amount        Capital         stage
                                 -------------   -----------   ------------   ------------   ------------   --------------

Balances, January 1, 2004            2,419,775   $     2,420      1,254,857   $    125,486   $  8,427,800   $  (8,738,208)

Common stock issuances for
past services                          230,000           230              -              -          5,570                -

Common stock issuances for
acquisition                         70,000,000        70,000              -              -      3,430,000                -

Common stock issuance to
former officer                         250,000           250              -              -              -                -

Issuance of options to former
officer for services                         -             -              -              -          9,808                -

Issuance of options to outside
consultants                                  -             -              -              -         21,913                -

Net loss for the period                      -             -              -              -              -      (3,526,412)
                                 -------------    ----------    -----------   ------------   ------------    -------------

Balances, March 31, 2004            72,899,775    $   72,900      1,254,857   $    125,486   $ 11,895,091    $(12,264,440)
                                 =============    ==========    ===========   ============   ============    =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Dark Dynamite, Inc. formerly known as NCI Holdings Inc., ("DDI") a Nevada corporation.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. This Form 10-QSB includes forward-looking statements that could differ from actual future results. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward- looking statements. These statements involve known and unknown risks, uncertainties and other factors, including our ability to respond to changing fashion trends, competition within our industry, our ability to manage our growth and other factors described below, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-QSB, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, openings in key management positions, miscalculation of the demand for our products, effective management of our growth, failure to procure sales, ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, our ability to attract and retain key management personnel and/or other factors discussed in "Risks That May Affect Results" and elsewhere in this Form 10-QSB.

Overview
Dark Dynamite is currently in the infancy stages of development. Dark Dynamite's newly appointed president, Jared Gold, has begun the process of re-engineering the Company as a lifestyle company that intends to produce clothing, candles, body products, and various confections. Mr. Gold has begun the process of developing the Company by acquiring Black Chandelier, Inc. in a related party transaction during the quarter ended March 31, 2004. Black Chandelier, Inc. is a newly formed Utah corporation that holds the right to produce garments under the trademarked name Black Chandelier. The terms of acquisition are more fully described below.
The acquisition of Black Chandelier is the first in a series of anticipated transactions designed to grow Dark Dynamite into a multi-faceted lifestyles company. Commensurate with this goal, Dark Dynamite underwent a series of changes including a name change from NCI Holdings, Inc. to Dark Dynamite, Inc. which was accompanied by a change in it trading symbol from NCIH.OB to DRKD.OB. The name change was effected to better reflect the anticipate future direction of the company. Dark Dynamite completed the design of its initial web site which can be located at www.darkdynamite.com.
                  ---------------------
We anticipate making substantial improvements to this site as the Company grows. We are currently in the process of retaining a staff to develop and produce various products. We expect to initially rely heavily on an Employee Benefit Plan registered on a Form S-8 to hire, pay and retain key employees, consultants and other permissible professionals that will play an integral part in the future success of Dark Dynamite, Inc.. Pursuant to the Employee Benefit Plan, we anticipate issuing a substantial number of shares and options for the benefit of Dark Dynamite, Inc. to employees, consultants, and other personnel. Dark Dynamite is currently in the process of hiring, graphic artists, illustrators, sales persons, marketing personnel, shipping personnel, sample production staff, manufacturers, web commerce professionals and other professionals who's skills and talents will aid in the advancement of the Company and its products.

Dark Dynamite will endeavor to set itself apart from its competition by offering something completely new: mass personalization. Extending product to the consumer that carries a welcoming personal aspect instead of the blank, loud, and relentless. The heart of this effort will be the company's constant pursuit of wonder and invention, reaching out with products that have been designed for humor, comfort, and a sense of belonging. Dark Dynamite's concept of mass personalization is founded in part upon three basic concepts as listed below:

Personalization of Self
The need for mass society to distinguish themselves can be explained by the strong urge, whether outward or secret, to be special or different. Using the corporation and its subsequent advertising and exposure through products, this element can finally receive the dedication and focus it warrants. Reaching out to people in the socially acceptable format of consumerism and offering a vehicle within which one's true self can be realized; the delight of subtle eccentricity.

Personalization of Space
Comfortable surroundings can be defined as an environment nested with items definitive of one's individuality. This is difficult when most products and media are focused on locking you in to the ideals of their products. Dark Dynamite will endeavor to offer alternatives, items designed with deliberateness and wild inspiration.

Personalization of Image
Detaching from mass media will become an obsession, a defining turning point in reference to individual consumerism. Creating a dedicated following for Dark Dynamite, will feel like dedication to oneself, to the consumer. They also need to reach out to others with this identity in the form of gifts, stationary, personal style (clothing), and scents that represent their strength and the newly found power of the individuality of their lives.

The above concepts will be culminated into each division of Dark Dynamite through which the strength of the whole will be defined. Dark Dynamite will use the above philosophy as an integral part in acquiring and managing companies with the intent of building its dossier as an expansive lifestyle company. The products designed or the companies acquired will all be created or chosen in an effort to create a similar aesthetic that will allow for cross engineering product launches, press junkets, and sales facilities to effectively place the company's image in the marketplace.

Plan of Operations
------------------
As of March 31, 2004, we have generated no revenue. We hope to generate revenue in the next twelve months by focusing on the launch of our newly acquired trade names. We plan to begin shipping the Black Chandelier, Pink Chandelier and other brands we acquire or create to retailers in the United States market by the 3rd quarter of 2004. Once trade name acquisitions have been completed, we plan to begin shipping August, 2004. In order to properly develop and market our new product lines, we will incurred additional expenses, no expenses relating to product development are reflected in our statement of operations for the three months ended March 31, 2004.

The operating loss of $36,412 for the period represents legal, accounting expenses and other expenses. The net loss of $3,526,412 is the result of valuing the 70,000,000 shares of restricted stock at $3,500,000 or at $.05 per share and then immediately impairing that value by $3,490,000. The impairment of goodwill is a one time charge.

The Company anticipates expanding its range of operations to become a heavily themed and artistically progressive lifestyle company. Forward-looking plans are: supporting and managing fashion, beauty, and perfume subsidiaries, as well as licensing opportunities associated with these industries. At this time the Company is currently researching promising acquisition possibilities or developing new concepts and/or products under the guidance of its President, Jared Gold. The following companies have been acquired or expected to be acquired over the next 12 months:

Black Chandelier, Inc.
On March 16, 2004 , Dark Dynamite entered into a Stock Exchange Agreement with Jared Gold, whereby the Company issued Gold 70,000,000 shares of the Company's restricted common stock. In return, Jared Gold, president and sole shareholder of Black Chandelier, Inc., exchanged 100% of his common stock in Black Chandelier to the Company. The number of shares Gold received in the exchange constituted approximately 96% of the issued and outstanding shares of the Company. Black Chandelier's assets include an electronic clothing pattern data base, screen printing library, and historic design archives. The value of the assets of Black Chandelier have been booked at $10,000. Gold is a common officer and director of both the Company and Black Chandelier. Consequently, the acquisition of Black Chandelier was not deemed an arms length transaction. Furthermore, the consideration paid for the acquisition of Black Chandelier was arbitrarily determined. As a result of the transaction, Black Chandelier is now a wholly owned subsidiary of Dark Dynamite and has been consolidated for tax and financial statement purposes. Black Chandelier, Inc. is a newly formed entity and hasn't had any operations. However, from 1998-2003 the clothing label Black Chandelier and its parent company were consistently manufacturing and selling clothing and fashion goods, designed by Jared Gold, using the Black Chandelier trademark. At the time of this report, the assembly of the Salt Lake City sample room has commenced. We anticipate purchasing a minimum of $5,000 in additional equipment to complete the the development of the sample room. Gold has completed the design work for the Spring 2005 collection and the sample completion is pending the completion of the sample studio. A small group of screened t-shirts will be offered as immediates to be shipped for Holiday 2004. Douglas Little, is completing marketing plans and strategic press junket designs to aid in a large initial sell-through with department stores. Little and Gold are also planning to meet with various showroom representatives for this collection in Los Angeles, New York, and Tokyo. The imminent opening of an accessory division requires sourcing for production, distribution, and supply. Talks have commenced with Asian factories. Black Chandelier is also in negotiations with the development and licensing of a hair care product line with a respected east coast producer. These items will initially be available exclusively to professionals, and then plans are to move the products into public over-the-counter sales through exposure at the January 2005 Cosmetic professional trade show in Las Vegas. Black Chandelier is currently working with a Dark Dynamite contractor, to develop its website. The Black Chandelier website is currently under construction, plans to finish this site are slated for June, 15, 2004. We do not anticipate generating any revenue from the sale of clothing under the name Black Chandelier until the beginning of 2005.

Pink Chandelier
The opening season of sales for Pink Chandelier Children's Wear will begin September 2004. This label, a division of Black Chandelier, is slated for development exclusively as screen printed, pre-fabricated items. Juliann Law a renowned children's book illustrator has been contracted to develop the identity of this collection. Gold, Law and Little have commenced artwork, and the initial stages of brand identity are now completed. The research for a viable showroom is scheduled to be completed in Los Angeles and London mid-summer. Little has assisted in the marketing work of this collection and will aid in market placement. This collection is intended for large mid-range retailers. Due to the nature of the production of this collection, order turn around will be extremely fast. Immediates for Fall 2004 shipping should commence on November 15th ,2004 to assure the arrival of goods by holiday. This immediate shipment of goods under this division are projected to be $150,000.00 in gross sales to be completed by October 1, 2004, the complete spring shipment is projected to be approximately $250,000.00, including a recut of goods to be scheduled to complete by February 1st 2005. The Company is currently working with a Dark Dynamite contractor, Coderocket, to develop its website. A website is slated for launch June 1st, 2004. Coderocket's web address is:
 www.coderocketweb.com.

The Genevieve
The Company is developing a line of products under the name The Genevieve. The Genevieve is being groomed as a line of products tailored to generate mass appeal through candles, body products and confectionary. Douglas Little will direct the sales and distribution of The Genevieve with his resources, contacts and showrooms that he has built through his work with his candle company Modern Alchemy, www.dlcompany.com. Through these distribution channels we plan sales to exclusive large department stores, boutiques, and online services and catalogs. At this time Cosmo International, Inc., a Florida corporation has completed the final scent formulas for the first candle group. Consumer testing of this group is nearing completion. The sampling for this group will be completed at contracted facilities in Asia and is anticipated to be ready for Holiday sales beginning July 1. There are 9 candle product's in this initial project. We plan to market 5 of the candles for the 2004 Holiday season. We plan to launch the remaining 4 candle products in spring 2005, with a special candle for Valentine's day. Dark Dynamite has already provided nominal funds for the development of The Genevieve candle line. We are currently seeking $80,000 in additional capital to produce 3,000 pieces for each of the initial 5 products in the line which will eventually be comprised of 9 products. We anticipate generating gross revenues of approximately $225,000 on the sale of 15,000 pieces during the fiscal year 2004. Jared Gold has personally completed the final artwork and Douglas Little has finalized identity and packaging work for these new products, and development has begun for expansion products that will lead the company into home wares and body products. Within this expansion are plans for confectionary production under the Genevieve label. Gold and Little will be attending the All Candy Expo in Chicago June 8-10, 2004 to initiate research and development for The Genevieve concept. Dark Dynamite plans to hire at least one graphic designer to work with Modern Alchemy to handle the anticipated increased packaging design load. Dark Dynamite has hired web contractor Coderocket, to begin the web development for The Genevieve concept. We expect to have the Genevieve website completed by June 1, 2004.

Fontanelle Consulting
Dark Dynamite Inc, intends to provide consulting services under the name "Fontanelle Consulting." This consulting concept headed by Gold and Little will, engage their services in helping companies both large and small with packaging identity and general marketing. The preferred method of payment is sales percentages for the life of the product. The companies currently engaged are hair product manufacturers. Little has vast experience pertaining to these items and also assists the companies with chemical formulation of their products. Fontanelle is currently working with a Dark Dynamite contractor, Coderocket to develop its website, and will retain Coderocket as a resource with which it will develop sites for its clients. This website will list all past products Little has developed as well as packaging and projects Gold has worked on, as well as function as a major promotion vector for the Company's services. The Fontanelle website is currently operational at:
www.fontanelleconsult.com.
--------------------------

RISKS THAT MAY AFFECT RESULTS

Factors that might cause our actual results to differ materially from the forward looking statements discussed elsewhere in this report, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, the following:

RISKS RELATING TO OUR BUSINESS:
-------------------------------

1. The success of our business depends in large part on our ability to identify fashion trends as well as to react to changing customer demand in a timely manner. Consequently, we depend in part upon the continuing favorable market response to the creative efforts of our purchasing, design and marketing teams ability to anticipate trends and fashions that will appeal to our consumer base. Failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends will adversely affect our sales.

2. If we are unable to obtain raw materials or find manufacturing facilities, our financial condition may be harmed. Outside of a small sample room, we do not own any manufacturing facilities and therefore depend on a limited number of third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to obtain sufficient quantities of raw materials, it could have a harmful effect on the results of our operations. Furthermore, we may receive shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these production facilities and to obtain an adequate supply of quality raw materials on commercially reasonable terms, it could harm our business and results of operations.

3. We will be dependent on third party manufacturers for production, and our sales may be negatively affected if the manufacturers do not perform acceptably, or if design changes are communicated after the production has begun. We will develop a significant portion of our merchandise in conjunction with third party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers lines. We do not have long-term contracts with any third party manufacturers and will purchase all of the merchandise from such manufacturers by purchase order. Furthermore, we may receive in the future, shipments of products from third party apparel manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We cannot assure you that third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products that satisfy our quality control standards. In addition, certain of our third party manufacturers will store our raw materials. In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our ability to generate earnings may be negatively impacted. In addition, if we decide to change a key element of the design after the manufacturing process has begun we may negatively impact the manufacturers ability to deliver the products on a timely basis which could impact our ability to generate earnings.

4. Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion. We are actively recruiting qualified candidates to fill key executive positions within the Company. There is substantial competition for experienced personnel, which we expect to continue. We will compete for experienced personnel with companies who have substantially greater financial resources than we do. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand. In addition, we depend upon the expertise and execution of our key employees, particularly Jared Gold, the founder, Chairman of the Board, Chief Executive Officer and majority shareholder. We do not carry key person life insurance policies on any of our employees. If we lose the services of Mr. Gold or any key officers or employees, it could harm our business and results of operations.

5. We currently have no major facilities We currently operate our corporate office in Salt Lake City, Utah and we are in the process of procurring our design studio and facilities. If we are unable to obtain adequate facilities, our ability to generate revenues will be stiffled.

6. We face significant competition in the retail and apparel industry, which could harm our sales and profitability. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing strategies, product styling, quality, presentation and pricing, timeliness of product development and delivery, customer service and convenience. We compete with, specialty store retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do, we may lack the resources to adequately compete with them. If we fail to compete in any way, it could harm our business, financial condition, and future results of operations.

7. Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic slowdowns. If current economic conditions do not improve, our business, financial condition and results of operations could be adversely affected. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products and high end home products, during periods in which favorable economic conditions prevail. Currently, there is a general slowdown in the United States economy, which has adversely affected consumer confidence and spending habits. The outlook for the United States economy is uncertain and is directly affected by global political factors that are beyond our control. Any escalation of military action involving the United States could cause increased volatility in financial markets, further adversely affecting consumer confidence and spending habits. If current economic conditions do not improve, our business, financial condition and results of operations could be adversely affected.

8. If we are not able to successfully protect our intellectual property our ability to capitalize on the value of our brand name may be impaired. Even though we intend to take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure you that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights. We are seeking to register our trademarks in targeted markets. In some of these markets obstacles exist that may prevent us from obtaining a trademark for the Black Chandelier or Dark Dynamite names or related names. Furthermore, in some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us.

9. If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public's perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employees employment conditions or the manufacturers business practices, and the manufacturers act in their own interest, they may act in a manner that result in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

RISKS RELATING TO OUR COMMON STOCK:
-----------------------------------

1. Our stock price may fluctuate because of the small number of shares that can be publicly traded and the low average daily trading volumes. The vast majority of our outstanding shares of our common stock are not registered and are subject to trading restrictions. As of May 6, 2004, only 4,979,775 shares of our common stock were available to be publicly traded, and as a result, our average daily trading volumes are relatively low, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2. Because a principal shareholder controls the Company, other shareholders may not be able to influence the direction the Company takes. As of May 6, 2004, Jared Gold, the President and Chief Executive Officer, beneficially owned approximately 95% of the outstanding shares of our common stock. As a result, he alone can control the election of directors and the outcome of all issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our Company.


ITEM 3.    CONTROLS AND PROCEDURES
On April 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer made an evaluation of the Company's disclosure controls and procedures. In the Company's opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1)recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in the Company's disclosure controls and procedures. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls since the last evaluation.

                         PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Since the filing of the Company's 10-KSB for the period ended December 31, 2003 no material changes have occurred to the legal proceedings reported therein, except as reported herein below. For more information please see the Company's Form 10-KSB for the year ended December 31, 2003, filed March 9, 2004 and as amended on April 16, 2004.

David A. Sawyer and American Aeromotive Corporation v. Karl J. Schumer, Allen E.
--------------------------------------------------------------------------------
Weintraub, Vector Aeromotive Corporation, a Florida corporation and NCI
-----------------------------------------------------------------------
Holdings, Inc., a Nevada corporation. On April 20, 2004, the Company was served
-------------------------------------
with a First Amended Complaint of this action that has been filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 03-27316 CA (25). The suit seek recovery of damages resulting from the sale or transfer of various car related interests and rights in or about May of 2001. Plaintiff alleges a failure of consideration, misrepresentations by Mr. Schumer and Mr.

Weintraub. The amount of damages sought by the Plaintiff is not specified in the Amended Complaint. The Company is at present unable to understand or explain the basis upon which it has been added to the litigation as a defendant. Management does not believe that it has any liability with regard to the claims alleged and intends to seek indemnification from the other named party defendants for all costs associated with defending the Company in this matter. A responsive pleading has been prepared for filing with the court.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 16, 2004, Jared Gold was issued 70,000,000 shares of the Company's restricted common stock in exchange for a 100% interest in Black Chandelier, Inc. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933.
Hamlin K. Elrod received 250,000 shares of the Company's restricted common stock pursuant to Section 4(2) of the Securities Act of 1933 for services rendered as the former president and director of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the quarter ended March 31, 2004. Subsequent to the quarter the Company through a written consent to action by the majority shareholder, Jared Gold, amended its Articles of Incorporation changing the name from NCI Holdings Inc. to Dark Dynamite Inc. and increased the number of authorized $0.001 par value shares of the Common Stock from 600,000,000 to 5,000,000,000.

ITEM 5.   OTHER INFORMATION

Jared Gold's Biography
Jared Gold ,age 32, skills, experience and visionary attributes will be integral to the development of this company as an easily identifiable brand name. Gold was appointed to the office of President and Director of Dark Dynamite Inc, on March 11, 2004. Since his appointment as president, Gold has been presiding over and managing the identity overhaul of the company. Gold's term of office as president will be until the next annual meeting of shareholders, or until the next special meeting of shareholders. Gold's past five years of experience will be heavily relied on for the development of this new entity. Gold opened the Jared Gold Couture label and oversaw all marketing, design and shipping aspects of this company starting in 1997. A few years later, he launched the Black Chandelier collection as a junior market group, and was immediately successful with the complex Japanese market. The press and acclaim surrounding Gold's work have made his aesthetic much adored and copied the world over. Gold's achievements include designing items and promotional goods for firms such as Nike (NKE) and Dermalogica, as well as shipping items to the world's most prestigious retailers such as Barneys New York (BNNY) and Brown's London as well as lecturing on design at the Otis College of Art and Design. Gold has held runway shows in both New York City and Los Angeles and has been sponsored by Audi, Nokia, Red Bull, Acura, Bang and Olufsen, and Evian. Gold's designs have appeared in several television shows and movies. He himself has appeared on the BBC's fashion farce series, "Absolutely Fabulous," and his clothing has been featured on the WB's "Buffy the Vampire Slayer." Mr. Gold maintains his residence in Salt Lake City to utilize its quiet environment for the invention and design of new products, and the insulation of outside artistic references.

Employment and Option Contracts

On March 25, 2004, the Company entered into an Advisory Agreement with Douglas Little which provides for the payment of $20,000 as an initial fee and $3,000 per month thereafter for a term of 12 months. The base fee will be satisfied with shares of the Company's common stock registered pursuant to the Company's Employee Benefit Plan on Form S-8. In addition, the Company issued a total of 1,500,000 options to purchase shares of the Company' s common stock at $.04 which was subsequently amended to $.03 per share for the first month. An additional 1,500,000 options to purchase shares will vest every month over the term of the Agreement at a strike price which will be calculated at 75% of the bid price at the time of exercise. The total number of options which may vest could be as many as 18,000,000 option shares over the term of the Agreement. The Company has set a floating option price on the remaining option shares because of the volatility observed in the market price of the Company's shares. Mr Douglas will be responsible for general marketing, image identity design, branding, art direction and other related services.
On March 25, 2004, the Company entered into an Advisory Agreement with Donald Decker which provides forthe payment of $1,000 as an initial fee and $1,000 per month thereafter for a term of 12 months. The base fee will be satisfied with shares of the Company's common stock registered pursuant to the Company's Employee Benefit Plan on Form S-8. In addition, the Company issued a total of 500,000 options to purchase shares of the Company' s common stock at $.04. per share for the first month. An additional 500,000 options to purchase shares will vest every month over the term of the Agreement at a strike price which will be calculated at 75% of the bid price at the time of exercise. The total number of options which may vest could be as many as 6,000,000 option shares over the term of the Agreement. The Company has set a floating option price on the remaining option shares because of the volatility observed in the market price of the Company's shares. Mr.Decker has provided web design services under the name, Coderocket, Inc.

On April 29, 2004, the Company entered into an Advisory Agreement with Juliann Law which provides for the payment of $1,000 as an initial fee and $1,000 per month thereafter for a term of 12 months. The base fee will be satisfied with shares of the Company's common stock registered pursuant to the Company's Employee Benefit Plan on Form S-8. An additional 250,000 options to purchase shares will vest every month over the term of the Agreement at a strike price which will be calculated at 75% of the bid price at the time of exercise. The total number of options which may vest could be as many as 3,000,000 option shares over the term of the Agreement. The Company has set a floating option price on the remaining option shares because of the volatility observed in the market price of the Company's shares. Mrs. Law has provided web design services. On May 13, 2004, the Company entered into an Employment Agreement with Jared Gold which provides for the payment of $5,000 per month, plus benefits, when they become available, in exchange for Mr. Gold's services as CEO of the Company. The term of the Agreement is 5 years.

Advisory/ Legal Fee Agreements
On April 1, 2004, the Company entered into an Independent Client Service Agreement with Alexander Wade, Inc. (AWI). The basic terms provide for AWI to advise and assist in providing business contacts designed to aid in the sale of products and other management and infrastructure services. The Company is obligated to pay $15,000 per month for three months in cash or stock.

The Company also retained the services of two attorneys. Michael Golightly a Utah attorney who is providing legal services in defending the Company against a Securities and Exchange Commission suit as more fully described in the Company's Form 10 KSB for the period ended December 31, 2003. Michael Linsky, a Florida Attorney who is providing legal services with respect to certain claims made against the Company with respect to the action described above under Item 1 LEGAL PROCEEDINGS. Both attorneys hourly billing rate is approximately $175 per hour. The Company is negotiating with these individuals to accept shares of the

Company as payment for their services.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     ---------
     Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

     Reports on Form 8-K
     -------------------

     (1) Under a Form 8-K filed on March 23, 2004, NCIH disclosed that it had entered into a Stock Exchange Agreement with Jared Gold and Black Chandelier, Inc. to acquire 100% ownership of Black Chandelier, Inc. in exchange for issuing to Mr. Gold 70,000,000 shares of the Company's common stock.


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                         DARK DYNAMITE, INC.

  Date: May 17, 2004                       /s/ Jared Gold
                                         ---------------------------------------
                                         Jared Gold, CEO, CFO and Director

                                                   INDEX TO EXHIBITS

Exhibit                                                            Page


0                 No.       Description
--------------------------------------------------------------------------------
3(I)              *         Articles of Incorporation of the Company as
                            amended and bylaws are herein incorporated by
                            reference from the Company's Form S-3 filed December
                            22, 1995.
3(I)              *         Articles of Incorporation of the Company as
                            amended and incorporated by reference from the
                            Company's Form 8-K filed May 7, 2003.
3(I)              *         Articles of Incorporation of the Company as
                            amended and incorporated by reference from the
                            Company's Schedule 14C filed May 27, 2003.
3(I)              *         Amendment to Articles of Incorporation of the
                            Company, incorporated by reference from the Company's Schedule 14C filed April 13, 2004, changing the name of the Company to Dark Dynamite, Inc. and increasing the number of authorized common shares from 6,000,000 to 5,000,000,000.
Material Contracts

10(i)             *         Stock Exchange Agreement dated March 15, 2004
                            between the Company, Jared Gold and Black
                            Chandelier, Inc. (Incorporated by reference from the
                            Company's Form 8K filed March 23, 2004.
10(ii)            19        Employment Agreement dated May 13, 2004 between
                            Jared Gold and the Company.
10(iii)           23        Advisory Agreement dated March 25, 2004 between Don
                            Decker and the Company
10(iv)            28        Advisory Agreement dated March 25, 2004 between
                            Douglas Little and the Company
10(v)             33        Stock Option Agreement dated March 25, 2004 between
                            Donald Decker and the Company
10(vi)            36        Stock Option Agreement dated March 25, 2004 between
                            Douglas Little and the Company
10(vii)           39        Advisory Agreement dated April 30, 2004 between
                            Juliann Law and the Company
10(viii)          44        Stock Option Agreement dated March 25, 2004 between
                            Juliann Law and the Company
10(ix)            47        Agreement between Alexander & Wade and the Company
31(i)             16        Statement required by 18 U.S.C. Section 1350, as
                            adopted pursuant to section 906 of the
                            Sarbanes-Oxley Act of 2002.
32(i) 17 Certification of Chief Executive Officer and Chief Financial Officer.
* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

Exhibit 31(i)
                               CERTIFICATIONS

     I, Jared Gold, certify that:

     1. I have reviewed this quarterly Report on Form 10-QSB of Dark Dynamite Inc.;

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

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (d) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     Date: May 17, 2004  /s/ Jared Gold
                       -----------------------------------
                       President, CEO and CFO,  Jared Gold

Exhibit 32(i)
                           CERTIFICATION PURSUANT TO
                              18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Dark Dynamite, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jared Gold, Sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

 /s/ Jared Gold
---------------------------
Jared Gold
CEO and CFO
May 17, 2004

Exhibit 10 (ii)
                           Employment Agreement

AGREEMENT made this 13th day of May, 2004, between Dark Dynamite, Inc., a Nevada corporation whose corporate headquarters are located in Salt Lake City, Utah (herein after referred to as "Company"), and Jared Gold, an individual whose address is 1535 S. 1300 E. Salt Lake City, UT 84105 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would serve as President, Chief Executive Officer and Chief Financial Officer.

Now, therefore, it is agreed:

1.     Definitions:

As used in this Agreement:

(a) "Company" means Dark Dynamite, Inc., its successors and assigns, and any of its present or future subsidiaries, or organizations controlled by, controlling, or under common control with it.

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

(d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement or pension benefits.

(e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product.

(f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2.     Duties:

The Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following:

       o Management of the operations and finances of the company, executive governance of the Company as required by the Office of President under the By-Laws of the Company and as directed by the Board of Directors.

3.     Compensation, Term, and Termination:

As compensation for his services, Employee shall receive the following compensation:

       o A base salary of $5,000 per month, payable in cash, common or preferred stock of the Company, the form to be at the election of Employee.

       o Eligible for all employee benefits that are provided by the Company to its employees.

       o Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for five (5) years from the effective date of this agreement. At all times, this employment contract is subject to the right of Company to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

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

7.     Enforcement:

The formation, effect, performance and construction of this Agreement shall be governed by the laws of the State of Utah of the United States of America.

8.     Entire Agreement and Waiver of Prior Rights:

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

9.     Other Rights:

Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to that party.

10.    Acceptance:

Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement.

In witness whereof, the parties have executed this Agreement on the day and year first above written.


Employee: Jared Gold                                Company: Dark Dynamite, Inc.



 /s/ Jared Gold                           By: /s/ Jared Gold
--------------------                      --------------------------------------
Jared Gold                                Name: Jared Gold
                                          --------------------------------------
Individual                                Office: President, Director
                                          --------------------------------------

Exhibit 10(iii)
                             ADVISORY AGREEMENT

         THIS ADVISORY AGREEMENT ( the "Agreement") is made this 25th day of March, 2004 by and between Donald Decker ("Advisor") and NCI Holdings Inc., a corporation with its offices located 268 West 400 South, Salt Lake City, Utah 84101 (the "Company").

         WHEREAS, Advisor has experience in designing, operating and maintaining web sites; and

         WHEREAS, the Company desires to compensate Advisor to for his services to the Company as set forth above and herein below.

         NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, and Advisor agree as follows:

1.       Engagement

         The Company hereby agrees to compensate Advisor, effective as of the date hereof ( the "Effective Date") as provided herein, for his assistance to the Company and its related entities for the following services but not limited to: design and maintenance of all websites associated with the company and its subsidiaries, including but not limited to; Black Chandelier, Dark Dynamite, The Genevieve, Modern Alchemy, and Chandelier. These duties include but are not limited to initial design, domain registration, maintenance, updating, problem solving, efficiency, electronic marketing and awareness.

The Services were and are to be provided on a "best efforts" basis directly and through Advisor or others employed or retained and under the direction of Advisor ("Advisor's Personnel");

2.       Term

         This Agreement shall have an initial term of twelve (12) months (the "Primary Term"), commencing with the Effective Date. At the conclusion of the Primary Term this Agreement may be extended by mutual consent of the parties on such terms as to which they may mutually agree.

3.       Time and Effort of Advisor

         Advisor shall allocate time and Advisor's Personnel as he deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Nonetheless, Advisor will submit a detailed invoice summarizing the services performed on a monthly basis.

4.       Compensation

         The Company agrees to pay Advisor a fee for services described herein which is equal to an initial fee of $1,000 to retain Advisor and the subsequent payment of $1,000 per month. The initial fee and subsequent monthly payments will be satisfied through the delivery of shares of common stock to be issued on monthly basis without restriction pursuant to a Form S-8 Registration Statement. In addition, Advisor will receive a total of 6,000,000 million options to purchase shares of the Company's $.001 par value common stock as an incentive.

         The stock options will vest as follows: 500,000 options vesting upon the signing of this agreement and 500,000 options vesting every 30 days thereafter, provided that the Board of Directors at its sole discretion remains satisfied with the level of service being provided by Advisor and Advisor fulfills his obligations under this Agreement.

         The Company will set the exercise price for the initial 500,000 shares at $.04 per share. The Company will thereafter set the exercise price on a monthly basis as each 500,000 block of options becomes vested taking into account prevailing market conditions. The complete terms of the options granted herein are outlined in the Stock Option Agreement attached hereto as Exhibit A.

         With respect to the above referenced issuances, the Company and Advisor stipulates that shares are being issued for services that were not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly, or indirectly, promote or maintain a market for the Company's securities. The Company further stipulates that Donald Decker is not an officer, director, or otherwise a control person of the Corporation.

5.       Place of Services

         The Services provided by Advisor or Advisor's Personnel hereunder have been or will be performed at Advisor's offices except as otherwise mutually agreed by Advisor and the Company.

6.       Independent Contractor

         Advisor and Advisor's Personnel has acted and will continue to act as an independent contractor in the performance of its duties under this Agreement. Accordingly, Advisor will be responsible for payment of all federal, state, and local taxes on compensation paid under this Agreement, including income and social security taxes, unemployment insurance, and any other taxes due relative to Advisor's Personnel, and any and all business license fees as may be required. This Agreement neither expressly nor impliedly creates a relationship of principal and agent, or employee and employer, between Advisor's Personnel and the Company. Neither Advisor nor Advisor's Personnel are authorized to enter into any agreements on behalf of the Company.

7.       No Agency Express or Implied

         This Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Advisor, or employee and employer as between Advisor's Personnel and the Company.

8.       Indemnification

         Subject to the provisions herein, the Company and Advisor agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to this Agreement.

9.       Remedies

         Advisor and the Company acknowledge that in the event of a breach of this Agreement by either party, money damages would be inadequate and the non-breaching party would have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under this Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and nonexclusive and shall be in addition to any other remedy to which the parties may be entitled.

10.      Miscellaneous

         (A)      Subsequent Events.  Advisor and the Company each agree to
                  ------------------
                  notify the other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise its efforts and obligations under this Agreement.

         (B)      Amendment. This Agreement may be amended or modified at any
                  ----------
                  time and in any manner only by an instrument in writing executed by the parties hereto.

         (C)      Further Actions and Assurances. At any time and from time to
                  -------------------------------
                  time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

         (D)      Waiver.  Any failure of any party to this Agreement to comply
                  -------
                  with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with this Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

         (E)      Assignment. Neither this Agreement nor any right created by it
                  -----------
                  shall be assignable by either party without the prior written consent of the other or as stated herein.

         (F)      Notices. Any notice or other communication required or
                  --------
                  permitted by this Agreement
                  must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepaid, provided that the communication is addressed:

                  (i)     In the case of the Company: NCI Holdings, Inc.
                                                      268 West 400 South,
                                                      Suite 300
                                                      Salt Lake City, UT 84101
                                                      Telephone: (801) 575-8073
                                                      Telefax: (801) 575-8092

                  (ii)     In the case of Advisor:    Donald Decker
                                                      227 S. 1300 E.  #7
                                                      Salt Lake City, UT 84102
                                                      Telephone: (801)582-9550

or to such other person or address designated in writing by the Company or Advisor to receive notice.

         (G)      Headings. The section and subsection headings in this
                  ---------
                  Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

         (H)      Governing Law. This Agreement was negotiated and is being
                  --------------
                  contracted for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, not withstanding any conflict-of-law provision to the contrary.

         (I)      Binding Effect. This Agreement shall be binding upon the
                  ---------------
                  parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

         (J)      Entire Agreement. This Agreement contains the entire agreement
                  -----------------
                  between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understan dings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

         (K)      Severability. If any part of this Agreement is deemed to be
                  -------------
                  unenforceable the balance of the Agreement shall remain in full force and effect.

         (L)      Counterparts. A facsimile, telecopy, or other reproduction of
                  -------------
                  this Agreement may be
                  executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In this event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

         (M) Time is of the Essence. Time is of the essence of this Agreement and of each and every provision hereof.


         IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

         The "Company"                                        "Advisor"
         NCI Holdings, Inc.                                   Donald Decker
         A Nevada Corporation                                 An Individual


         By:  /s/ Jared Gold                         /s/ Donald Decker
             --------------------------            -----------------------
             Jared Gold, President                 Donald Decker

Exhibit 10(iv)
                              ADVISORY AGREEMENT

         THIS ADVISORY AGREEMENT ( the "Agreement") is made this day of March, 2004 by and between Douglas Little ("Advisor") and NCI Holdings Inc., a corporation with its offices located 268 West 400 South, Salt Lake City, Utah 84101 (the "Company").

         WHEREAS, Advisor has experience in marketing, branding, promoting and strategizing business endeavors for artistic and eccentric companies and their products; and

         WHEREAS, the Company desires to compensate Advisor to for his services to the Company as set forth above and herein below.

         NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, and Advisor agree as follows:

1.       Engagement

         The Company hereby agrees to compensate Advisor, effective as of the date hereof ( the "Effective Date") as provided herein, for his assistance to the Company and its related entities for the following services but not limited to: general marketing and strategizing, image identity design, branding, public relations planning, packaging design, product research and development, art direction, location of additional products or companies which the Company may deem beneficial to acquire, marketing research, marketing materials design, sales and distribution research for the Company and its related entities.

The Services were and are to be provided on a "best efforts" basis directly and through Advisor or others employed or retained and under the direction of Advisor ("Advisor's Personnel");

2.       Term

         This Agreement shall have an initial term of twelve (12) months (the "Primary Term"), commencing with the Effective Date. At the conclusion of the Primary Term this Agreement may be extended by mutual consent of the parties on such terms as to which they may mutually agree.

3.       Time and Effort of Advisor

         Advisor shall allocate time and Advisor's Personnel as he deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Nonetheless, Advisor will submit a detailed invoice summarizing the services performed on a monthly basis.

4.       Compensation

         The Company agrees to pay Advisor a fee for services described herein which is equal to an initial fee of $20,000 to retain Advisor and the subsequent payment of $3,000 per month. The initial fee and subsequent monthly payments will be satisfied through the delivery of shares of common stock to be issued on monthly basis without restriction pursuant to a Form S-8 Registration Statement. In addition, Advisor will receive a total of 18,000,000 million options to purchase shares of the Company's $.001 par value common stock as an incentive.

         The stock options will vest as follows: 1,500,000 options vesting upon the signing of this agreement and 1,500,000 options vesting every 30 days thereafter, provided that the Board of Directors at its sole discretion remains satisfied with the level of service being provided by Advisor and Advisor fulfills his obligations under this Agreement.

         The Company will set the exercise price for the initial 1,500,000 shares at $.04 per share. The Company will thereafter set the exercise price on a monthly basis as each 1,500,000 block of options becomes vested taking into account prevailing market conditions. The complete terms of the options granted herein are outlined in the Stock Option Agreement attached hereto as Exhibit A.

         With respect to the above referenced issuances, the Company and Advisor stipulates that shares are being issued for services that were not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly, or indirectly, promote or maintain a market for the Company's securities. The Company further stipulates that Douglas Little is not an officer, director, or otherwise a control person of the Corporation.

5.       Place of Services

         The Services provided by Advisor or Advisor's Personnel hereunder have been or will be performed at Advisor's offices except as otherwise mutually agreed by Advisor and the Company.

6.       Independent Contractor

         Advisor and Advisor's Personnel has acted and will continue to act as an independent contractor in the performance of its duties under this Agreement. Accordingly, Advisor will be responsible for payment of all federal, state, and local taxes on compensation paid under this Agreement, including income and social security taxes, unemployment insurance, and any other taxes due relative to Advisor's Personnel, and any and all business license fees as may be required. This Agreement neither expressly nor impliedly creates a relationship of principal and agent, or employee and employer, between Advisor's Personnel and the Company. Neither Advisor nor Advisor's Personnel are authorized to enter into any agreements on behalf of the Company.

7.       No Agency Express or Implied

         This Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Advisor, or employee and employer as between Advisor's Personnel and the Company.

8.       Indemnification

         Subject to the provisions herein, the Company and Advisor agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to this Agreement.

9.       Remedies

         Advisor and the Company acknowledge that in the event of a breach of this Agreement by either party, money damages would be inadequate and the non-breaching party would have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under this Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and nonexclusive and shall be in addition to any other remedy to which the parties may be entitled.

10.      Miscellaneous

         (A)      Subsequent Events. Advisor and the Company each agree to
                  ------------------
                  notify the other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise its efforts and obligations under this Agreement.

         (B)      Amendment. This Agreement may be amended or modified at any
                  ----------
                  time and in any manner only by an instrument in writing executed by the parties hereto.

         (C))     Further Actions and Assurances. At any time and from time to
                  -------------------------------
                  time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

         (D)      Waiver. Any failure of any party to this Agreement to comply
                  -------
                  with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with this Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

         (E)      Assignment. Neither this Agreement nor any right created by it
                  -----------
                  shall be assignable by either party without the prior written consent of the other or as stated herein.

         (F)      Notices. Any notice or other communication required or
                  --------
                  permitted by this Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepaid, provided that the communication is addressed:

                  (i)     In the case of the Company:  NCI Holdings, Inc.
                                                       268 West 400 South,
                                                       Suite 300
                                                       Salt Lake City, UT 84101
                                                       Telephone: (801)575-8073
                                                       Telefax:: (801)575-8092

                  (ii)     In the case of Advisor:     Douglas Little
                                                       14617 Albers St.
                                                       Sherman Oakes, CA 91411
                                                       Telephone: (818)989-4012

or to such other person or address designated in writing by the Company or Advisor to receive notice.

         (G)      Headings. The section and subsection headings in this
                  ---------
                  Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

         (H)      Governing Law. This Agreement was negotiated and is being
                  --------------
                  contracted for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, not withstanding any conflict-of-law provision to the contrary.

         (I)      Binding Effect. This Agreement shall be binding upon the
                  ---------------
                  parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

         (J)      Entire Agreement. This Agreement contains the entire agreement
                  -----------------
                  between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understan dings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

         (K)      Severability. If any part of this Agreement is deemed to be
                  -------------
                  unenforceable the balance of the Agreement shall remain in full force and effect.

         (L)      Counterparts. A facsimile, telecopy, or other reproduction of
                  -------------
                  this Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In this event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

         (M)      Time is of the Essence. Time is of the essence of this
                  -----------------------
                  Agreement and of each and every provision hereof.


         IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

         The "Company"                            "Advisor"
         NCI Holdings, Inc.                       Douglas Little
         A Nevada Corporation                     An Individual



         By:  /s/ Jared Gold                        /s/ Douglas Little
            -------------------------             ------------------------
            Jared Gold, President                 Douglas Little

Exhibit 10 (v)

                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted this 25th day of March, 2004 by NCI Holdings, Inc. (the "Company") to Donald Decker, a Utah resident ("Optionee").

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 6,000,000, shares of the Company's common stock, par value $0.001 to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").
         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $.04 per share of 500,000 shares. The exercise price for the remaining shares will be set by the Board of Directors as each subsequent block of options vests.
         C. These Options are being granted pursuant to the 2004 Benefit Plan, which is incorporated herein by this reference.

                                                       GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described 6,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

         2.       Vesting.  The option to purchase 6,000,000 shares of the
                  --------
                  Company's common stock shall vest as follows provided that Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated March 26, 2004 and Optionee fulfills his obligations under such agreement: March 26, 2004 - 500,000, April 26, 2004
                  - 500,000,  May 26, 2004 - 500,000, June 26, 2004 - 500,000,
                  July 26, 2004 - 500,000, August 26, 2004 - 500,000, September
                  26, 2004 -500,000, October 26, 2004 -500,000, November 26,
                  2004 -500,000, December 26, 2004 -500,000, January 26, 2005
                  -500,000,and February 26, 2005 -500,000.

         3.       Term of Option. This Option may be exercised, in whole or in
                  ---------------
                  part, at any time but before 2 Years has elapsed from the date of this Option.

         4.       Method of Exercising. This Option may be exercised in
                  ---------------------
                  accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

         5.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         6.       Availability of Shares. During the term of this Option, the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         7.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Benefit Plan.

         8.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         9.       Restrictions on Transfer.  The Option has not been registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

                 THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES
                 ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND ARE "RESTRICTED SECURITIES" WITHIN THE MEANING OF RULE 144 PROMULGATED UNDER THE SECURITIES ACT. THE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE SOLD OR TRANSFERRED WITHOUT COMPLYING WITH RULE 144 IN THE ABSENCE OF AN EFFECTIVE REGISTRATION OR OTHER COMPLIANCE UNDER THE SECURITIES ACT.

                  The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement to be filed with the Securities and Exchange Commission.

         10.      Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         11.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         12.      Validity and Construction. The validity and construction of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                          NCI HOLDINGS, INC.
/s/ Donald Decker                                  /s/ Jared Gold
------------------------------                    ------------------------------
Donald Decker, Optionee                           Jared Gold, President

Exhibit (vi)
                              STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted this 25th day of March, 2004 by NCI Holdings, Inc. (the "Company") to Douglas Little, a California resident ("Optionee").

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 18,000,000, shares of the Company's common stock, par value $0.001 to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").
         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $.04 per share of 1,500,000 shares. The exercise price for the remaining shares will be set by the Board of Directors as each subsequent block of options vests.
         C. These Options are being granted pursuant to the 2004 Benefit Plan, which is incorporated herein by this reference.

                                          GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described 18,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan.

         2.       Vesting.  The option to purchase 18,000,000 shares of the
                  --------
                  Company's common stock shall vest as follows provided that Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated March 26, 2004 and Optionee fulfills his obligations under such agreement: March 26, 2004 - 1,500,000, April 26, 2004 - 1,500,000, May 26, 2004 - 1,500,000, June 26, 2004 -
                  1,500,000, July 26, 2004 - 1,500,000, August 26, 2004 -
                  1,500,000, September 26, 2004 - 1,500,000, October 26, 2004
                  -1,500,000, November 26, 2004 -1,500,000, December 26, 2004
                  -1,500,000, January 26, 2005 -1,500,000,and February 26, 2004
                  -1,500,000.

         3.       Term of Option. This Option may be exercised, in whole or in
                  ---------------
                  part, at any time but before 2 Years has elapsed from the date of this Option.

         4.       Method of Exercising. This Option may be exercised in
                  ---------------------
                  accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

         5.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         6.       Availability of Shares. During the term of this Option, the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         7.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         8.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         9.       Restrictions on Transfer.  The Option has not been registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom after the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

                 THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES
                 ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND ARE "RESTRICTED SECURITIES" WITHIN THE MEANING OF RULE 144 PROMULGATED UNDER THE SECURITIES ACT. THE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE SOLD OR TRANSFERRED WITHOUT COMPLYING WITH RULE 144 IN THE ABSENCE OF AN EFFECTIVE REGISTRATION OR OTHER COMPLIANCE UNDER THE SECURITIES ACT.

                  The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement to be filed with the Securities and Exchange Commission.

         10.      Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         11.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         12.      Validity and Construction. The validity and construction of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                          NCI HOLDINGS, INC.
  /s/ Douglas Little                               /s/ Jared Gold
-----------------------------                     ------------------------------
Douglas Little, Optionee                          Jared Gold, President

Exhibit (vii)

                              ADVISORY AGREEMENT

         THIS ADVISORY AGREEMENT ( the "Agreement") is made this 30 day of April, 2004 by and between Juliann Law ("Advisor") and Dark Dynamite., a corporation with its offices located 268 West 400 South, Salt Lake City, Utah 84101 (the "Company").

         WHEREAS, Advisor has experience in designing, illustrating and rendering artwork for screen prints, merchandise, and other promotional materials; and

         WHEREAS, the Company desires to compensate Advisor to for his services to the Company as set forth above and herein below.

         NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, and Advisor agree as follows:

1.       Engagement

         The Company hereby agrees to compensate Advisor, effective as of the date hereof ( the "Effective Date") as provided herein, for his assistance to the Company and its related entities for the design, creation and rendering of graphics, illustrations, packaging artwork, web artwork, catalogue artwork, or any creative artwork endeavor deemed necessary by the Company and its related entities for a period of 12 months. All artwork rendered under this agreement becomes the property of the Company, however permission is hereby granted for the use of copies by the Advisor for internal purposes such as self promotion, archiving, or exposition. No artwork or concepts may be sold or otherwise transferred to other companies, competitors, or entities.

The Services were and are to be provided on a "best efforts" basis directly and through Advisor or others employed or retained and under the direction of Advisor ("Advisor's Personnel");

2.       Term

         This Agreement shall have an initial term of twelve (12) months (the "Primary Term"), commencing with the Effective Date. At the conclusion of the Primary Term this Agreement may be extended by mutual consent of the parties on such terms as to which they may mutually agree.

3.       Time and Effort of Advisor

         Advisor shall allocate time and Advisor's Personnel as he deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Nonetheless, Advisor will submit a detailed invoice summarizing the services performed on a monthly basis.


         4.       Compensation

         The Company agrees to pay Advisor a fee for services described herein which is equal to an initial fee of $1,000 to retain Advisor and the subsequent payment of $1,000 per month. The initial fee and subsequent monthly payments will be satisfied through the delivery of shares of common stock to be issued on monthly basis without restriction pursuant to a Form S-8 Registration Statement. In addition, Advisor will receive a total of 3,000,000 million options to purchase shares of the Company's $.001 par value common stock as an incentive.

         The stock options will vest as follows: 250,000 options vesting upon the signing of this agreement and 250,000 options vesting every 30 days thereafter, provided that the Board of Directors at its sole discretion remains satisfied with the level of service being provided by Advisor and Advisor fulfills his obligations under this Agreement.

         The Company will set the exercise price for the initial 250,000 shares at $.03 per share. The Company will thereafter set the exercise price on a monthly basis as each 250,000 block of options becomes vested taking into account prevailing market conditions. The complete terms of the options granted herein are outlined in the Stock Option Agreement attached hereto as Exhibit A.

         With respect to the above referenced issuances, the Company and Advisor stipulates that shares are being issued for services that were not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly, or indirectly, promote or maintain a market for the Company's securities. The Company further stipulates that Juliann Law is not an officer, director, or otherwise a control person of the Corporation.

5.       Place of Services

         The Services provided by Advisor or Advisor's Personnel hereunder have been or will be performed at Advisor's offices except as otherwise mutually agreed by Advisor and the Company.

6.       Independent Contractor

         Advisor and Advisor's Personnel has acted and will continue to act as an independent contractor in the performance of its duties under this Agreement. Accordingly, Advisor will be responsible for payment of all federal, state, and local taxes on compensation paid under this Agreement, including income and social security taxes, unemployment insurance, and any other taxes due relative to Advisor's Personnel, and any and all business license fees as may be required. This

         Agreement neither expressly nor impliedly creates a relationship of principal and agent, or employee and employer, between Advisor's Personnel and the Company. Neither Advisor nor Advisor's Personnel are authorized to enter into any agreements on behalf of the Company.

7.       No Agency Express or Implied

         This Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Advisor, or employee and employer as between Advisor's Personnel and the Company.

8.       Indemnification

         Subject to the provisions herein, the Company and Advisor agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to this Agreement.

9.       Remedies

         Advisor and the Company acknowledge that in the event of a breach of this Agreement by either party, money damages would be inadequate and the non-breaching party would have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under this Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and nonexclusive and shall be in addition to any other remedy to which the parties may be entitled.

10.      Miscellaneous

         (A)      Subsequent Events. Advisor and the Company each agree to
                  ------------------
                  notify the other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise its efforts and obligations under this Agreement.

         (B)      Amendment. This Agreement may be amended or modified at any
                  ----------
                  time and in any manner only by an instrument in writing executed by the parties hereto.

         (C)      Further Actions and Assurances. At any time and from time to
                  -------------------------------
                  time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

         (D)      Waiver. Any failure of any party to this Agreement to comply
                  -------
                  with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with this Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

         (E)      Assignment. Neither this Agreement nor any right created by it
                  -----------
                  shall be assignable by either party without the prior written consent of the other or as stated herein.

         (F)      Notices. Any notice or other communication required or
                  --------
                  permitted by this Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepaid, provided that the communication is addressed:

                  (i)     In the case of the Company:  NCI Holdings, Inc.
                                                       268 West 400 South,
                                                       Suite 300
                                                       Salt Lake City, UT 84101
                                                       Telephone: (801)575-8073
                                                       Telefax: (801)575-8092

                  (ii)     In the case of Advisor:     Juliann Law
                                                       1935 Douglas #12
                                                       Salt Lake City, UT 84102
                                                       Telephone: (801) 485-9152

or to such other person or address designated in writing by the Company or Advisor to receive notice.

         (G)      Headings. The section and subsection headings in this
                  ---------
                  Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

         (H)      Governing Law. This Agreement was negotiated and is being
                  --------------
                  contracted for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, not withstanding any conflict-of-law provision to the contrary.

         (I)      Binding Effect. This Agreement shall be binding upon the
                  ---------------
                  parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

         (J)      Entire Agreement. This Agreement contains the entire agreement
                  -----------------
                  between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understan dings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

         (K)      Severability. If any part of this Agreement is deemed to be
                  -------------
                  unenforceable the balance of the Agreement shall remain in full force and effect.

         (L)      Counterparts.  A facsimile, telecopy, or other reproduction of
                  -------------
                  this Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In this event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

         (M)      Time is of the Essence. Time is of the essence of this
                  -----------------------
                  Agreement and of each and every provision hereof.


         IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

         The "Company"                            "Advisor"
         Dark Dynamite Inc..                      Juliann Law
         A Nevada Corporation                     An Individual



         By: /s/ Jared Gold                         /s/ Juliann Law
            --------------------------            -----------------------
            Jared Gold, President                 Juliann Law

Exhibit (viii)
                              STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted this 25th day of March, 2004 by NCI Holdings, Inc. (the "Company") to Juliann Law, a Utah resident ("Optionee").

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 18,000,000, shares of the Company's common stock, par value $0.001 to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").
         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $.04 per share of 1,500,000 shares. The exercise price for the remaining shares will be set by the Board of Directors as each subsequent block of options vests.
         C. These Options are being granted pursuant to the 2004 Benefit Plan, which is incorporated herein by this reference.

                                       GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described 18,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

         2.       Vesting.  The option to purchase 18,000,000 shares of the
                  --------
                  Company's common stock shall vest as follows provided that Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated March 26, 2004 and Optionee fulfills his obligations under such agreement: March 26, 2004 - 1,500,000, April 26, 2004 - 1,500,000, May 26, 2004 - 1,500,000, June 26, 2004 -
                  1,500,000, July 26, 2004 - 1,500,000, August 26, 2004 -
                  1,500,000, September 26, 2004 - 1,500,000, October 26, 2004
                  -1,500,000, November 26, 2004 -1,500,000, December 26, 2004
                  -1,500,000, January 26, 2005 -1,500,000,and February 26, 2005
                  -1,500,000.

         3.       Term of Option. This Option may be exercised, in whole or in
                  ---------------
                  part, at any time but before 2 Years has elapsed from the date of this Option.

         4.       Method of Exercising. This Option may be exercised in
                  ---------------------
                  accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

         5.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.


         6.       Availability of Shares. During the term of this Option, the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         7.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Benefit Plan.

         8.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         9.       Restrictions on Transfer.  The Option has not been registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom after the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

                 THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES
                 ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND ARE "RESTRICTED SECURITIES" WITHIN THE MEANING OF RULE 144 PROMULGATED UNDER THE SECURITIES ACT. THE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE SOLD OR TRANSFERRED WITHOUT COMPLYING WITH RULE 144 IN THE ABSENCE OF AN EFFECTIVE REGISTRATION OR OTHER COMPLIANCE UNDER THE SECURITIES ACT.

                  The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement to be filed with the Securities and Exchange Commission.

         10.      Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         11.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         12.      Validity and Construction. The validity and construction of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                       NCI HOLDINGS, INC.
  /s/ Juliann Law                               /s/ Jared Gold
------------------------------                 ---------------------------------
Juliann Law, Optionee                          Jared Gold, President

Exhibit (ix)
                     INDEPENDENT CLIENT SERVICE AGREEMENT

This Agreement is made and entered into by and between NCI Holdings, Inc.,268 West 400 S., Ste 300, Salt Lake City, Utah 84101, Phone 801-575-8073 , fax number N/A (hereinafter "Client") and Alexander & Wade, Inc., (hereinafter "Contractor") with principal offices at 8880 Rio San Diego Drive, 8th Floor, San Diego, CA 92108, telephone number 619-209-6049, fax number 619-209-6079.
Whereas, Contractor declares it is engaged in an independent business, and has complied with all federal, state and local laws regarding business permits, insurances and licenses of any kind that may be required to carry out said business and the tasks to be performed under this Agreement. Contractor also declares that it has and does provide similar product or services to other Clients in addition to contract services provided to Client.
Whereas, Contractor operates a legitimate business and desires to provide services for Client as set forth herein.
THEREFORE, IN CONSIDERATION OF THE FOREGOING REPRESENTATIONS AND THE FOLLOWING TERMS AND CONDITIONS, THE PARTIES AGREE:

         1. SERVICES TO BE PERFORMED. Client engages Contractor and Contractor agree to:

a. Advise and assist in reviewing Client's customer business portfolios and other business assets.

b. Advise, assist and provide business contacts to Client for possible sales of products.

c. Advise, assist and provide business management and infrastructure consulting services.


         2. TERMS OF PAYMENT. Client shall pay Contractor for the above described services, as the same are reasonably and acceptably provided and within 5 days after receipt of a detailed invoice or billing therefore. Payments are to be made, costs and fees to be reimbursed and prices to be charged as follows until otherwise agreed in writing:

a. Client will pay Contractor a non-refundable consultant fee in cash payment of $15,000 or client's common stock on a monthly basis commencing on April 1st, 2004. The payment terms of this agreement shall expire on or about June 30, 2004.

b. Conversion of Consulting Fee of Client's Common Stock. At the options of the
   ------------------------------------------------------
Contractor, any outstanding unpaid consulting fee shall be convertible, at any time and from time to time, into such number of fully paid and non-assessable shares of the client's Common Stock by the Conversion Price (as defined below) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon written conversion request by Contractor. Each conversion request shall be less than 5% of the outstanding issued common stock of the corporation. The Conversion Price shall be the lower of (i) 110% of the average Closing Bid Price of the shares of Common Stock for the three (3) trading days immediately preceding the Initial Closing Date (as defined in the Securities Purchase Agreement) or (ii) 75% of the average of the three lowest Closing Bid Prices of the shares of common Stock for the thirty (30) trading days immediately preceding the Conversion Date (as hereinafter defined).

For purposes of these Articles of Amendment, the term "Closing Bid Price" means, for any security as of any date, the closing bid price on the principal securities exchange or trading market where the Common Stock is listed or traded as reported by Bloomberg, L.P. ("Bloomberg") or, if applicable, the closing bid price of the Common Stock in the over-the-counter market in the electronic bulletin board for such security as reported by Bloomberg, or, if no closing bid price is reported for the Common Stock by Bloomberg, then the average of the bid prices of any market makers for such security as reported in the "pink sheets" by the National Qutation Bureau, Inc. "Trading Day" shall mean any day on which the Corporation's Common Stock is traded for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded.

         3. EXPENSES AND EXPENSE REIMBURSEMENT. Client shall reimburse Contractor and make payment for requested or necessary pre-approved travel and expenses from Contractor's home base. Any such charges or requests for reimbursement for these agreed charges shall be invoiced and may be paid separately by Client either to Contractor or to the independent supplier for which reimbursement is sought.
Client shall reimburse contractor a Hiring Fee of $100,000, in the event the Client hires or retains any of the Contractor's consultants or staffs within twelve months from the termination date of this agreement. This fee shall be payable 5 days after the receipt of an invoice.
Client acknowledges the Contractor is not an Attorney nor a Certified Public Accountant or an Auditor. Client must seek their own Attorney and Certified Public Accountant for opinions and consents. Any expenses arise from these professional firms shall be the responsibilities of the Client.

         4. CONTROL. Contractor retains the sole and exclusive right to control or direct the manner or means by which the work described herein is to be performed. Client retains only the right to control the end product or quality of service delivered to insure its conformity with Client specifications and the provisions herein.

         5. PAYROLL OR EMPLOYMENT TAXES. No payroll, income withholding or employment taxes of any kind shall be withheld or paid by Client with respect to payments to Contractor. The taxes that are the subject of this paragraph include but are not limited to FICA, FUTA, federal personal income tax, state personal income tax, state disability insurance tax, and state unemployment insurance tax. Contractor represents and covenants that it has and will file and pay all such payroll, self employment, employment, worker's compensation, withholding and other taxes and reports as the same might be legally due and payable to all applicable state and federal authorities. The Contractor will not be treated as an employee for state or federal tax purposes. Contractor hereby indemnifies and holds harmless Client from any and all duty or obligation whatsoever relating to the payment or filing for any and all such taxes, penalties and interest. Contractor represents that its federal employer identification number is 88-0484416.
-----------

         6. WORKER'S COMPENSATION. No workers compensation insurance has been or will be obtained by Client on account of Contractor or Contractor's employees. Contractor shall register and comply with all applicable workers' compensation laws in all applicable states and Contractor releases and indemnifies Client from all liability as to working conditions and the safety or possible injury of Contractor and its employees.

         7. TERMINATION. This Agreement covers and relates to services to be provided for approximately the next 100 days from the effective signing date hereof. It may be renewed on a monthly basis with the agreement of the parties. Either party may terminate this agreement by providing the other party a written 15 days notice.

         8. The parties agree that a facsimile signature shall have the same effect as an actual signature.


Agreed to be effective this 1st day of April 2004 at City of San Diego, San Diego County, California.




NCI Holdings, Inc.                                   ALEXANDER & WADE, INC.
("CLIENT")                                           ("CONTRACTOR")



 /s/ Jared Gold                                        /s/ Francis A. Zubrowski
--------------------------                           ---------------------------
Signature                                            Signature

Jared Gold                                           Francis A. Zubrowski
--------------------------                           ---------------------------
Printed Name                                         Printed name

President                                            CEO
--------------------------                           ---------------------------
Title                                                Title