Form 10QSB
period 2004-06-30
DARK DYNAMITE, INC
filed 2004-08-19
CIK 830664

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2004

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


           63 West 100 South, Second Floor, Salt Lake City, Utah 84101
           -----------------------------------------------------------
                    (Address of principal executive offices)

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

                  Yes [x]                   No [ ]

         Number of shares of common stock outstanding as of August 9, 2004:
         126,134,742
         Number of shares of preferred stock outstanding as of August 9, 2004:
         1,254,857.

                              TABLE OF CONTENTS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004
                        PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............5

ITEM 3.  CONTROLS AND PROCEDURES..............................................12

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................13

ITEM 3.  DEFAULTS AGAINST SENIOR SECURITIES...................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................13

ITEM 5. OTHER INFORMATION.....................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................15

SIGNATURES....................................................................15

INDEX TO EXHIBITS.............................................................16



                          THIS SPACE HAS BEEN
                       INTENTIONALLY LEFT BLANK

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "DDI," or the "Company" refers to Dark Dynamite, Inc. formerly known as NCI Holdings, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated financial statements including a balance sheet for DDI for the period ended June 30, 2004, and statement of operations, and statement of cash flows for the interim period up to date of such balance sheets and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.


                           THIS SPACE HAS BEEN
                         INTENTIONALLY LEFT BLANK

                    INDEX TO INTERIM FINANCIAL STATEMENTS

                                                                            Page

Consolidated Unaudited Condensed Balance Sheet June 30, 2004.................F-1

Consolidated Unaudited Condensed Consolidated Statements of Operations- For the
Three and Six Months Ended June 30, 2004 and 2003............................F-2

Consolidated Unaudited Condensed Statements of Cash Flows- For the
Six Months Ended June 30, 2004 and 2003......................................F-3

Consolidated Statement of Stockholders' Deficit for the Six Months Ended
June 30, 2004................................................................F-4

Notes to Consolidated Financial Statements...................................F-5

                             THIS SPACE HAS BEEN
                          INTENTIONALLY LEFT BLANK

                      DARK DYNAMITE, INC. AND SUBSIDIARIES
                             FKA NCI HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF June 30, 2004
================================================================================

                                                                 (Unaudited)
                                      ASSETS                    June 30, 2004
                                      ------                 -------------------

CURRENT ASSETS:
Cash and cash equivalents                                    $            86,085
Prepaid Expenses                                                           2,429
Inventory                                                                  1,000
                                                             -------------------
TOTAL CURRENT ASSETS                                                      89,514
                                                             -------------------

FIXED ASSETS:
Furniture and fixtures                                                    23,043
Accumulated depreciation                                                   (410)
                                                             -------------------
TOTAL CURRENT ASSETS                                                      22,633
                                                             -------------------

OTHER ASSETS:
Trademarks                                                                 1,005
                                                             -------------------
TOTAL OTHER ASSETS                                                         1,005
                                                             -------------------

TOTAL ASSETS                                                 $           113,152
                                                             ===================


                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                        $            95,089
Shareholder payable                                                        1,103
                                                             -------------------
TOTAL CURRENT LIABILITIES                                                 96,192
                                                             -------------------

STOCKHOLDERS' (DEFICIT)
Preferred stock ($.10 par value, non-voting, 5,000,000                   125,486
shares authorized; 1,254,857 shares issued and
outstanding at June 30, 2004)
Common stock ($.001 par value, 5,000,000,000 shares                      101,473
authorized; 101,472,675 issued and outstanding at
June 30, 2004)
Common stock subscription receivable                                     (5,363)
Additional paid in capital                                            12,156,035
Retained (deficit)                                                  (12,360,671)
                                                             -------------------
TOTAL STOCKHOLDERS' EARNINGS                                              16,960
                                                             -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $           113,152
                                                             ===================


                 See Notes to Consolidated Financial Statements

                     DARK DYNAMITE, INC. AND SUBSIDIARIES
                             FKA NCI HOLDINGS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED June 30, 2004 AND 2003
================================================================================


                          Three          Three           Six            Six
                      Months Ended   Months Ended   Months Ended   Months Ended
                      June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                      -------------  -------------  -------------  -------------
REVENUES:
Sales                 $           -  $           -  $           -  $           -
Cost of Sales                     -              -              -              -
                      -------------  -------------  -------------  -------------
  GROSS PROFIT                    -              -              -              -

EXPENSES:
Selling, general and
administrative              203,002         49,131        239,144        116,528
                      -------------  -------------  -------------  -------------
TOTAL EXPENSES              203,002         49,131        239,144        116,528
                      -------------  -------------  -------------  -------------

  OPERATING (LOSS)    $   (203,002)  $    (49,131)  $   (239,144)  $   (116,528)

OTHER EXPENSE:
Gain on early
forgiveness of
accounts payable to
governmental
authority                   106,500              -        106,500              -
Loss from impairment
of goodwill                       -              -    (3,490,000)              -
                      -------------  -------------  -------------  -------------

  NET (LOSS)          $    (96,502)  $    (49,131)  $ (3,622,644)  $   (116,528)
                      =============  =============  =============  =============

Net (loss) per share-
basic and fully
diluted               $     (0.001)  $     (0.150)  $     (0.080)  $     (0.360)
                      =============  =============  =============  =============
Weighted Average
Shares Outstanding       80,575,083        319,310     44,505,346        319,310
                      =============  =============  =============  =============










                See Notes to Consolidated Financial Statements

                      DARK DYNAMITE, INC. AND SUBSIDIARIES
                             FKA NCI HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED June 30, 2004 AND 2003
================================================================================

                                                     Six               Six
                                                Months Ended      Months Ended
                                                June 30, 2004     June 30, 2003
                                              ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net loss                                      $    (3,622,644)  $      (116,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Issuance of options for shares and services
of outside consultants                                 311,430               -0-
Loss from impairment of goodwill                     3,490,000               -0-
Depreciation                                               410               -0-
Issuance of options for services of former
officer                                                  9,808               -0-
(Increase) decrease in operating assets:
Prepaid expenses                                       (2,429)               -0-
Deferred consulting expense                                -0-          (93,117)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses                 (87,795)          (42,961)
Shareholder payable                                      1,103               -0-
Excess of outstanding checks over bank balance             -0-              (53)
                                              ----------------  ----------------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                              99,883         (252,659)
                                              ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Cash paid for trademarks                               (1,005)               -0-
Purchases of fixed assets                             (13,043)               -0-
                                              ----------------  ----------------
NET CASH (USED IN) INVESTING ACTIVITIES               (14,048)               -0-
                                              ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Issuance of common shares to former officer                250               -0-
                                              ----------------  ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  250                 -
                                              ----------------  ----------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                             86,085         (252,659)
                                              ----------------  ----------------

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD                       $              -  $              -
                                              ================  ================

END OF THE PERIOD                             $         86,085  $      (252,659)
                                              ================  ================

SUPPLEMENTARY CASH FLOW INFORMATION OF
--------------------------------------
NON-CASH FINANCING:
-------------------
Common stock issued for purchase of fixed
assets and inventory                          $         10,000  $              -
                                              ================  ================
Common stock issued for purchase of goodwill         3,490,000  $              -
                                              ================  ================
Common stock issued for past services to pay
down accounts payable                         $          5,800  $              -
                                              ================  ================
Issuance of options for services of outside
consultants                                   $        311,430  $              -
                                              ================  ================
Issuance of options to former officer         $          9,808  $             -
                                              ================  ================

                 See Notes to Consolidated Financial Statements

                      DARK DYNAMITE, INC. AND SUBSIDIARIES
                              FKA NCI HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      FOR THE SIX MONTHS ENDED June 30, 2004
================================================================================

                                                                                                                         Deficit
                                                                                                       Additional      accumulated
                                            Common Stock                    Preferred Stock             Paid-in          during
                                                                                                                       development
                                  --------------------------------  --------------------------------
                                       Shares           Amount           Shares           Amount         Capital          stage
                                  ----------------  --------------  ----------------  --------------  -------------  ---------------

Balances, January 1, 2004                2,419,775  $        2,420         1,254,857  $      125,486  $   8,427,800  $   (8,738,027)

Common stock issuances for
past services                            5,444,300           5,444                 -               -         24,698                -

Common stock issuances for
acquisition                             70,000,000          70,000                 -               -      3,430,000                -

Common stock issuance to
former officer                             250,000             250                 -               -              -                -

Issuance of options to
former officer for services                      -               -                 -               -          9,808                -

Issuance of options to outside
consultants                                      -               -                 -               -         21,913                -

Issuance of common shares to
outside consultants                     23,358,600          23,359                 -               -        241,816                -

Net loss for the period                          -               -                 -               -              -      (3,622,644)
                                  ----------------  --------------  ----------------  --------------  -------------  ---------------

Balances, June 30, 2004                101,472,675  $      101,473         1,254,857  $      125,486  $  12,156,035  $  (12,360,671)
                                  ================  ==============  ================  ==============  =============  ===============




                 See Notes to Consolidated Financial Statements

                    DARK DYNAMITE, INC. AND SUBSIDIARIES
                           FKA NCI HOLDINGS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF JUNE 30, 2004


NOTE 1 - MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles accepted in the United States of America required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


NOTE 2 - REVENUE RECOGNITION

Revenue for the operations is recognized when services are performed. Revenue for services is recognized when the services are rendered. Revenue for products is recognized when the retail products are sold.


NOTE 3 - LOSS PER SHARE

Loss per share is reported in accordance with Statement of Financial Accounting Standard (SFAS) No. 128. This statement required dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted loss per share.


NOTE 4 - DEVELOPMENT STAGE COMPANY

The Corporation is in the development state as of June 30, 2004 and to date has had no significant operations. Recovery of the Corporation's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Corporation's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Corporation's cost structure.

NOTE 5 - GOING CONCERN AND UNCERTAINTY

The Corporation has experienced recurring losses from operations and has a negative working capital as of June 30, 2004. In addition, the Corporation has yet to generate an internal cash flow from its business operations, and it has generated operating losses since its inception. These factors raise substantial doubt as to the ability of the Corporation to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:
1) obtain funding from new investors to alleviate the Corporation's working capital deficiency, and 2) implement a plan to generate sales in the near term. The Corporation's continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. The outcome, however, of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used in this Quarterly Report, the terms "we," "us," "our" and the "Company" mean Dark Dynamite, Inc. formerly known as NCI Holdings Inc., ("DDI") a Nevada corporation.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. This Form 10-QSB includes forward-looking statements that could differ from actual future results. Statements that are predictive in nature that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward- looking statements. These statements involve known and unknown risks, uncertainties and other factors, including our ability to respond to changing fashion trends, competition within our industry, our ability to manage our growth and other factors described below, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of this Form 10-QSB, and we assume no obligation to update or revise them or provide reasons why actual results may differ. Factors that might cause such a difference include, but are not limited to, openings in key management positions, miscalculation of the demand for our products, effective management of our growth, failure to procure sales, ongoing competitive pressures in the apparel industry, changes in the level of consumer spending or preferences in apparel, our ability to attract and retain key management personnel and/or other factors discussed in "Risks That May Affect Results" and elsewhere in this Form 10-QSB.

Overview
Dark Dynamite is currently in the infancy stages of development. Dark Dynamite's newly appointed president, Jared Gold, has begun the process of re-engineering the Company as a lifestyle company that intends to produce clothing, candles, body products, and various confections. Mr. Gold has begun the process of developing the Company by acquiring Black Chandelier, Inc. in a related party transaction during the quarter ended March 30, 2004. Black Chandelier, Inc. is a newly formed Utah corporation that holds the right to produce garments under the trademarked name Black Chandelier. The terms of acquisition are more fully described below.
The acquisition of Black Chandelier is the first in a series of anticipated transactions designed to grow Dark Dynamite into a multifaceted lifestyles company. Commensurate with this goal, Dark Dynamite underwent a series of changes including a name change from NCI Holdings, Inc. to Dark Dynamite, Inc. which was accompanied by a change in it trading symbol from NCIH.OB to DRKD.OB. The name change was effected to better reflect the anticipated future direction of the company.
Dark Dynamite completed the design of its initial web site which can be located at www.darkdynamite.com. We anticipate making substantial improvements to this site as the Company grows. We are currently in the process of retaining a staff to develop and produce various products. We expect to initially rely heavily on an Employee Benefit Plan registered on a Form S-8 to hire, pay and retain key employees, consultants and other permissible professionals that will play an integral part in the future success of Dark Dynamite, Inc. Pursuant to the Employee Benefit Plan. We anticipate issuing a substantial number of shares and options for the benefit of Dark Dynamite, Inc. to employees, consultants, and other personnel. Dark Dynamite is currently in the process of hiring, graphic artists, illustrators, sales persons, marketing personnel, shipping personnel, sample production staff, manufacturers, web commerce professionals and other professionals who's skills and talents will aid in the advancement of the Company and its products.

Dark Dynamite will endeavor to set itself apart from its competition by offering something completely new: mass personalization. Extending a product to the consumer that carries a welcoming personal aspect instead of the blank, loud, and relentless. The heart of this effort will be the company's constant pursuit of wonder and invention, reaching out with products that have been designed for humor, comfort, and a sense of belonging. Dark Dynamite's concept of mass personalization is founded in part upon three basic concepts as listed below:

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

Personalization of Space
Comfortable surroundings can be defined as an environment nested with items definitive of one's individuality. This is difficult when most products and media are focused on locking you into the ideals of their products. Dark Dynamite will endeavor to offer alternatives, items designed with deliberateness and wild inspiration.

Personalization of Image
Detaching from mass media will become an obsession, a defining turning point in reference to individual consumerism. Creating a dedicated following for Dark Dynamite, will feel like dedication to oneself, to the consumer. They also need to reach out to others with this identity in the form of gifts, stationary, personal style (clothing), and scents that represent their strength and the newly found power of the individuality of their lives

The above concepts will be culminated into each division of Dark Dynamite through which the strength of the whole will be defined. Dark Dynamite will use the above philosophy as an integral part in acquiring and managing companies with the intent of building its dossier as an expansive lifestyle company. The products designed or the companies acquired will all be created or chosen in an effort to create a similar aesthetic that will allow for cross engineering product launches, press junkets, and sales facilities to effectively place the company's image in the marketplace.

Plan of Operations
As of June 30, 2004, we have generated no revenue. We hope to generate revenue in the next twelve months by focusing on the launch of our newly acquired trade names. We plan to begin selling the Black Chandelier, Pink Chandelier and other brands we acquire or create to retailers in the United States market by September 31, 2004. Once trade name acquisitions have been completed. We plan to begin shipping as early as October 2004. The original shipping date estimate was August 2004, and has been moved back to accommodate a longer sales period. In order to properly develop and market our new product lines, we will incur additional expenses. Expenses relating to product development are reflected in our statement of operations for the three and six months ended June 30, 2004.

The operating loss of $203,002 for the period represents legal, accounting expenses and other expenses. The net loss of $96,502 is the result of recognizing a gain on an anticipated early forgiveness of accounts payable to governmental authority. The gain on early forgiveness of accounts payable to governmental authority is a one time gain.
DDI believes that it can satisfy its cash requirements through December 31, 2004. DDI will need to raise additional funds by obtaining loans or raising funds through the sale of stock to meet its needs over the next 12 months. Alternately, DDI will continue to rely upon the issue of shares and options to cover all permissible labor cost until sufficient resources are generated from the sale of its products. DDI has plans to develop several products over the next 12 months which include women's, men's, and children's apparel, scented candles, confections, and linens as more fully described below.
DDI plans to finish the acquisition of the necessary equipment to complete a sample room. Which will include specialized screen printing equipment, additional computer stations, and office equipment, at an estimated cost not to exceed $20,000.00. During the six months ended June 30th, 2004, DDI acquired sewing and computer equipment, as well as furnishings for this sample room at a cost of $23,043.00. We expect to complete leasehold improvements which could exceed $200,000 for our office, warehouse, and sample room space which consist of 4,704 sq.ft. We signed a lease for the term of 5 years. DDI has hired a licensed contractor to complete the build-out. The contractor has agreed to accept shares of S-8 stock for his labor cost. The materials cost will be covered in part by the landlord Wasatch Capital Corporation. A company controlled by Richard Surber, the holder of 100% of DDI's issued and outstanding shares of preferred stock. DDI plans to hire an addition 3-6 employees or advisors who will perform graphic arts, marketing, management, and logistics functions.
The Company anticipates expanding its range of operations to further support its definition as a heavily themed and artistically progressive lifestyle company. Forward-looking plans are: supporting and managing fashion, beauty, and perfume subsidiaries, as well as licensing opportunities associated with these industries. At this time the Company is currently researching promising acquisition possibilities or developing new concepts and/or products under the guidance of its President, Jared Gold. The following companies have been acquired or expected to be acquired over the next 12 months, or are new divisions to be opened:

Black Chandelier, Inc.
Black Chandelier, Inc. is a newly formed entity and hasn't had any operations. However, from 1998-2003 the clothing label Black Chandelier was consistently manufacturing and selling clothing and fashion goods, designed by Jared Gold, using the Black Chandelier trademark.
At the time of this report, the assembly of the Salt Lake City sample room has been completed. Black Chandelier has purchased approximately $23,000 in equipment to develop its sample room. Samples for the Spring 2005 collection are near completion at the time of this report, and will be shipped to a sales showroom shortly. A small group of screened T-shirts is included in this group and will be offered as immediates to be shipped for Holiday 2004.
Douglas Little is no longer employed by the company and marketing plans are now being formulated by Jared Gold. A press junket will coincide with the issuance and availability of the initial press / investor packages released by Dark Dynamite, Inc. Contract negotiations with a Los Angeles Publicity house" em Productions"have been completed and the contract is attached to this document. Jared Gold has met with many sales showrooms in Los Angeles and will place the collection based on marketing strength, visibility, and connections with large buyers and department stores.
The imminent opening of an accessory division requires sourcing for production, distribution, and supply. Alexander and Wade, a consulting company in San Diego, California, is under contract with the Company and has assisted it with researching production options, new acquisitions, and factoring support. Black Chandelier is also in negotiations with the development and licensing of a hair care product line with a respected east coast producer. With the departure of Little as an advisor for this division, this project will now be moved back to mid- 2005 for development. Black Chandelier is currently working with a Dark Dynamite contractor, to develop its website. The Black Chandelier website is currently under construction. Plans to finish this site were originally slated for June 15, 2004, but have been moved back due to the complexity of the artwork and animation, the site will now be launched on August 25th.
With his long term dedication to education, designer of Black Chandelier Jared Gold, will endeavor to document the development of all the products created for Black Chandelier and Dark Dynamite through a series of four-minute videos that will be posted on the websites. These documentaries will cover every aspect of the creation process from inspiration and research, through illustration, patterning, sampling, production and shipping. This element of the work will allow investors, students, educators, and other curious onlookers a very intimate view of the creation process. The first revenues of Black Chandelier were not anticipated until the beginning of 2005, however with the possibilities of Holiday immediates shipping as early as November 2004, revenues could be booked as early as December 2004.



Pink Chandelier
The opening season of sales for Pink Chandelier Children's Wear will begin September 2004. This label, a division of Black Chandelier, was originally slated for development exclusively as screen printed, prefabricated item, however, the scope of this collection has become much more vast. The Pink Chandelier collection now has a full spectrum of garments, from pants and skirts to jackets and accessories. Juliann Law, a renowned children's book illustrator, has been contracted to develop the identity of this collection. Gold, and Law have completed artwork, and brand identity work is now completed.
The patterning has been completed by Janet Anderson, the professor of patterning at the local community college. The last fabric for the collection has arrived in the design room and the sampling process has begun. The research for a viable showroom has been completed in Los Angeles. A viable showroom for this collection will be chosen by the same stringent outlines as detailed in the Black chandelier paragraph above. A small amount of showroom research was completed by Little previous to his departure, however for the premier season of this collection to save expenditures, a single showroom in Los Angeles will be utilized. This collection is intended for large midrange retailers, but will inevitably have a large presence in smaller high end children's boutiques. Due to the nature of the production of this collection, order turn around will be extremely fast. Immediates for Fall 2004 shipping should commence on November 15,2004 to assure the arrival of goods by holiday. A sales goal of $150,000.00 in gross sales for immediate shipment of goods under this division should be completed by October 31, 2004 instead of the originally slated October 1, 2004. This change will allow a maximum sales window for the collection. The complete spring shipment is projected to generate approximately $250,000.00 in gross revenues, including a re-cut of goods and immediates is scheduled to complete by March 31 instead of the originally slated February 1, 2005 again to allow more sales time.
The Company is currently working with a Dark Dynamite contractor, Coderocket, to develop its website. The website originally slated for launch June 1, 2004, has now been moved back to September 15th due to the delay caused by the complexity of the Black Chandelier site.
The Genevieve
The Company is developing a line of products under the name The Genevieve. The Genevieve is being groomed as a line of products tailored to generate mass appeal through candles, body products and confectionary. Douglas Little is no longer the director of sales and distribution of The Genevieve. This role will now be taken over by a showroom that specializes in the marketing, sales, and distribution of fine and eccentric goods. Jared Gold has commenced research into viable candidates for this role. Through these distribution channels we plan sales to exclusive large department stores, boutiques, and online services and catalogs. At this time Cosmo International, Inc., a Florida corporation has completed the final scent formulas for the first candle group. Consumer testing of this group is nearing completion. The sampling for this group has been delayed due to the departure of Little.
At this time the Company has found viable manufacturing plants through a contractor for these goods. This group originally slated for Holiday sales 2004 will now be moved back for an initial launch as early as March 2005. There are nine candle products in this initial project. We plan to market five of the candles for the 2005 Spring / Valentine's season. We plan to launch the remaining four candle products in Fall 2005 for Holiday. Dark Dynamite has already provided nominal funds for the development of The Genevieve candle line. We are currently seeking $80,000 in additional capital to produce 3,000 pieces for each of the initial five products in the line which will eventually be comprised of nine products.
 Jared Gold has begun the final retooling of artwork and packaging and development has begun for expansion products that will lead the company into home wares and body products. Research for design of the bed linens collection has been completed. Dream World Inc., a Utah corporation, will be contracted to produce the bed linens for the Genevieve. Three unique design groups for this line are near completion. This collection will be premiered in the first quarter of 2005. Also, within this expansion are plans for confectionary production under the Genevieve label. Dark Dynamite plans to hire at least one graphic designer to work with the Genevieve to handle the anticipated increased packaging design load. Dark Dynamite has hired web contractor Coderocket, to begin the web development for The Genevieve concept. We expect to have the Genevieve website completed by October 1st, 2004, as opposed to the original date of July 1st, 2004. The delay is attributed to the development stages of the products.
Fontanelle Consulting
Dark Dynamite Inc., intends to provide consulting services under the name "Fontanelle Consulting." This consulting concept headed by Gold, can be engaged via contract to help companies both large and small with packaging identity and general marketing. The preferred method of payment is sales percentages for the life of the product. The departure of Little from the company has resulted in a loss of the original contracts with the hair product manufacturers. However, Gold has secured two new opportunities and contracts negotiations are complete. Project one is an illustration contract with New York's Fairchild Publications which publishes such acclaimed magazines as "W"and "Women's Wear Daily." The contract is for 6 illustrations to be completed by Gold for an editorial that is in the works. Project two is an ongoing contract that will identify and brand a startup company name "Saltimbocca." The company manufactures sauces and home produced Italian foods. Fontanelle is currently looking to expand its staff by hiring a graphic designer that will be shared with the Genevieve as well as a marketing adviser. Fontanelle is currently working with a Dark Dynamite contractor, Coderocket to develop its website, and will retain Coderocket as a resource with which it will develop sites for its clients. This website will list all past products and packaging Gold has developed as well as function as a major promotion vector for the Company's services. The Fontanelle website is currently operational at: www.fontanelleconsult.com.

RISKS THAT MAY AFFECT RESULTS

Factors that might cause our actual results to differ materially from the forward-looking statements discussed elsewhere in this report, as well as effect our ability to achieve our financial and other goals, include, but are not limited to, the following:

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

2. If we are unable to obtain raw materials or find manufacturing facilities, our financial condition may be harmed. Outside of a small sample room, we do not own any manufacturing facilities and therefore depend on a limited number of third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to obtain sufficient quantities of raw materials, it could have a harmful effect on the results of our operations. Furthermore, we may receive shipments of products from manufacturers that fail to conform to our quality control standards. In such events, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these production facilities and to obtain an adequate supply of quality raw materials on commercially reasonable terms, it could harm our business and results of operations.

3. We will be dependent on third party manufacturers for production, and our sales may be negatively affected if the manufacturers do not perform acceptably, or if design changes are communicated after the production has begun. We will develop a significant portion of our merchandise in conjunction with third-party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers lines. We do not have long-term contracts with any third party manufacturers and will purchase all of the merchandise from such manufacturers by purchase order. Furthermore, we may receive in the future, shipments of products from third-party apparel manufacturers that fail to conform to our quality control standards. In such events, unless we are able to obtain replacement products in a timely manner, we may lose sales. We cannot assure you that third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or (3) will supply products that satisfy our quality control standards. In addition, certain of our third party manufacturers will store our raw materials. In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our ability to generate earnings may be negatively impacted. In addition, if we decide to change a key element of the design after the manufacturing process has begun we may negatively impact the manufacturer's ability to deliver the products on a timely basis which could impact our ability to generate earnings.

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

5. We currently have no major facilities We currently operate our corporate office in Salt Lake City, Utah and we have begun the architectural build-out of our design studio and facilities. If we are unable to complete the build-out of our facilities, our ability to generate revenues will be stifled.

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

8. If we are not able to successfully protect our intellectual property our ability to capitalize on the value of our brand name may be impaired. Even though we intend to take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure you that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights. We are seeking to register our trademarks in targeted markets. In some of these markets' obstacles exist that may prevent us from obtaining a trademark for the Black Chandelier or Dark Dynamite names or related names. Furthermore, in some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us.

9. If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or the public's perceptions of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employee's employment conditions or the manufacturer's business practices, and the manufacturers act in their own interest, they may act in a manner that result in negative public perceptions of us and/or employee allegations or court determinations that we are jointly liable.

RISKS RELATING TO OUR COMMON STOCK:
-----------------------------------

1. Our stock price may fluctuate because of the minority number of shares that can be publicly traded and the low average daily trading volumes. The majority of our outstanding shares of common stock are not registered and are subject to trading restrictions. As of August 10, 2004, 54,716,657 shares of our common stock were available to be publicly traded. As a result, our average daily trading volumes are normally not large, and our stock price is vulnerable to market swings due to large purchases, sales and short sales of our common stock.

2. A principal shareholder controls the Company, and other shareholders may not be able to influence the direction the Company moves. As of August 10, 2004, Jared Gold, the President and Chief Executive Officer, beneficially owned approximately 56% of the outstanding shares of our common stock. As a result, he can control the election of directors and the outcome of issues submitted to the shareholders. This may make it more difficult for a third party to acquire shares, may discourage acquisition bids, and could limit the price that certain investors might be willing to pay for shares of common stock. This concentration of stock ownership may have the effect of delaying, deferring or preventing a change in control of our Company.


ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e)) pursuant to the Exchange Act Rule 13(a)-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                        PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
No material changes have occurred to the legal proceedings therein since the filing of the Company's 10-KSB for the year ended December 31, 2003, and the 10-QSB for the quarter ended March 31, 2004, except as reported herein below. For more information, please see the Company's From 10-KSB for the year ended December 31, 2003, filed March 9, 2004, and the Form 10-QSB for the quarter ended March 31, 2004, filed May 19, 2004.

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16,
--------------------------------------------------------------
2003, a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. was named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: "Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney

Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard
H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internent Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation." The complaint alleges that the Company failed to accurately and fully disclose the nature of the Company's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for the Company. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to offshore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. The Company filed an answer and is in the final stages of settlement discussions with the SEC regarding the amount that the Company will pay to resolve the action and sign a consent decree to resolve all matters raised by the suit.
David A. Sawyer and American Aeromotive Corporation v. Karl J. Schumer, Allen E.
--------------------------------------------------------------------------------
Weintraub, Vector Aeromotive Corporation, a Florida corporation and NCI
-----------------------------------------------------------------------
Holdings, Inc., a Nevada corporation.  On April 20, 2004, the Company was served
-------------------------------------
with a First Amended Complaint of this action that has been filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 03-27316 CA (25). The suit seeks recovery of damages resulting from the sale or transfer of various car related interests and rights in or about May of 2001. Plaintiff alleges a failure of consideration, misrepresentations by Mr. Schumer and Mr. Weintraub. The amount of damages sought by the Plaintiff is not specified in the Amended Complaint. The Company is at present unable to understand or explain the basis upon which it has been added to the litigation as a defendant. Management does not believe that it has any liability with regard to the claims alleged and intends to seek indemnification from the other named party defendants for all costs associated with defending the Company in this matter. The Defendant has propounded discovery in the matter and counsel for the Company has prepared a responsive pleading for filing with the court, namely a motion to dismiss Defendant's claim against the Company f/k/a NCI Holdings, Inc.
Thomas J. Craft, Jr., P.A., and CR Capital Services, Inc. a Florida corporation
-------------------------------------------------------------------------------
v. Vector Holding Corp., A Nevada corporation, and Bestfoodline.com, Inc, a
---------------------------------------------------------------------------
Florida Corporation, jointly and severally. On August 4, 2004 a Settlement
-------------------------------------------
Agreement was entered into between the parties in the above styled case. On August 12, 2004, an Order Confirming Settlement Agreement was filed by the Court. The case was settled for Forty-Thousand dollars ($40,000), payable in S-8 shares of the Company. The case was originally filed as an $85,000 claim for legal services rendered by Thomas J. Craft, namely Company filings with the SEC. As Mr. Craft performed these services as an advisor or employee to the Company, the settlement amount will be paid in S-8 shares of the Company's common stock.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Employment and Option Contracts

On May 21, 2004, the Company entered into an Employment Agreement with Alex Bustos which provides for a base salary of $4,000 per month, payable in cash, common or preferred stock of the Company, the form to be at the election of Company, and benefits when they become available, in exchange for Mr. Bustos' services as an Attorney for the Company. The term of the Agreement is for five
(5) years. As in-house counsel for the Company, Mr. Bustos provides the following services: Legal counsel; securities law research; corporate filing and document construction; contract construction; litigation; legal opinion; other legal services; and merger and acquisition diligence. In addition, the Company entered into a Stock Option Agreement with Mr. Bustos and issued a total of 13,000,000 options to purchase shares of the Company' s common stock. A portion of the shares will vest every month over the one year term of the Agreement, at a strike price which will be calculated at 75% of the bid price at the time of exercise. The total number of options which may vest could be as many as 13,000,000 option shares over the term of the Agreement.
On May 26, 2004, the Company entered into an Advisory Agreement with Al Pietrangelo. The Company agreed to pay Advisor a fee for services which is equal to an initial fee of $5,000. Thereafter, Advisor will receive $3,000 per month which may be satisfied by the Company issuing options, cash, or shares of the company to satisfy the monthly fee. In addition, the Company entered into a Stock Option Agreement with Mr. Pietrangelo and issued a total of 20,000,000 options to purchase shares of the Company' s common stock. A portion of the shares will vest every month over the one year term of the Agreement, at a strike price which will be calculated at 75% of the bid price at the time of exercise. The total number of options which may vest could be as many as 20,000,000 option shares over the term of the Agreement. Mr. Pietrangelo's services to the Company include: locating various confectionary and packaging manufacturers; assisting the Company in obtaining product sales; location of additional products or companies which the Company may deem beneficial to acquire or enter into joint venture agreements with; other introductory services.
On May 28, 2004, the Company entered into a Stock Option Agreement with Michael Golightly granting him the right to purchase 4,000,000 shares of Common Stock. The option to purchase all of the shares of the Company's common stock vested immediately upon signing of the agreement. Mr. Golightly provides legal representation for the Company in the litigation matter known as SEC v. David Wolfson, et al, in which Dark Dynamite has been named as a party.
On June 10, 2004, the Company entered into an Employment Agreement with Guy Cook in which he will work for the Company as an Accountant. The agreement provides for a base salary of twenty-eight dollars per hour ($28), with an incentive bonus of up to seven dollars per hour ($7) to be granted at the sole discretion of the President of the Company. Payment of base salary may be in the form of cash payments, stock awards of unrestricted stock or stock options, or in other forms as agreed upon by the parties. Mr. Cook will provides the following services to the Company: accounting services; consulting; advise and preparation with respect to of financial documents, including the review of documents for clients of the Company and its related entities. On July 28, 2004, the Company entered into a Stock Option Agreement with employee Guy Cook, and issued a total of 24,000,000 options to purchase shares of the Company' s common stock. A portion of the shares will vest every month over the one year term of the Agreement, at a strike price which will be calculated at 75% of the bid price at the time of exercise. The total number of options which may vest could be as many as 24,000,000 option shares over the term of the Agreement. Mr. Cook provides accounting, consulting, and financial document preparation services for the Company.
On June 7, 2004, the Company entered into an Advisory Agreement with Christopher Larsen. The Agreement provides for the payment of $1,000 per month for a term of 12 months. The base fee will be satisfied with shares of the Company's common stock registered pursuant to the Company's Employee Benefit Plan on Form S-8. In addition, the Company entered into a Stock Option Agreement with Mr. Larsen and issued a total of 6,000,000 options to purchase shares of the Company's common stock. A portion of the shares will vest every month over the one year term of the Agreement, at a strike price which will be calculated at 75% of the bid price at the time of exercise. The total number of options which may vest could be as many as 6,000,000 option shares over the term of the Agreement. Mr. Larsen provides the following services for the Company: design; clothing production; sewing; outsourcing; fabric research; and production management. On June 29, 2004, the Company entered into an Advisory Agreement with Matthew Stevens. The Agreement provides for the payment of $1,000 per month for a term of 12 months. The base fee will be satisfied with shares of the Company's common stock registered pursuant to the Company's Employee Benefit Plan on Form S-8. In addition, the Company entered into a Stock Option Agreement with Mr. Stevens, and issued a total of 6,000,000 options to purchase shares of the Company's common stock. A portion of the shares will vest every month over the one year term of the Agreement, at a strike price which will be calculated at 75% of the bid price at the time of exercise. The total number of options which may vest could be as many as 6,000,000 option shares over the term of the Agreement. Mr. Stevens' services to the Company include: maintenance of all websites associated with the company and its subsidiaries, including but not limited to: Black Chandelier, Dark Dynamite, The Genevieve, Fontanelle Consulting, and Pink Chandelier. Mr. Stevens also provides the following website services: initial design; domain registration; maintenance; updating; problem solving; efficiency; and electronic marketing and awareness.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 16 of this Form 10-QSB, which is incorporated herein by reference.
         Reports on Form 8-K

         (1) Under a Form 8-K/A filed on June 7, 2004, NCIH filed financial statements required by the acquisition of Black Chandelier, Inc.
                                                       SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               DARK DYNAMITE, INC.

  Date: August 19, 2004                      /s/ Jared Gold
                                            ------------------------------------
                                            Jared Gold, CEO, CFO and Director

INDEX TO EXHIBITS

Exhibit           Page


0                 No.       Description
----------------- --------  ----------------------------------------------------
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

Certifications

31(i)             18        Certification of Chief Executive Officer and Chief
                            Financial Officer.
32(i)             19        Statement required by 18 U.S.C. Section 1350, as
                            adopted pursuant to section 906 of the
                            Sarbanes-Oxley Act of 2002.

Additional Exhibits

99(i)             20        Employment contract dated May 21, 2004 between Alex
                            Bustos and the Company
99(ii)            23        Advisory Agreement dated May 26, 2004 between Al
                            Pietrangelo and the Company
99(iii)           27        Stock Option Agreement dated May 28, 2004 between
                            Michael Golightly and the Company.
99(iv)            29        Stock Option Agreement dated June 7, 2004 between
                            Christopher Larsen and the Company
99(v)             33        Stock Option Agreement dated July 28, 2004 between
                            Guy Cook and the Company
99(vi)            35        Advisory Agreement dated June 29, 2004 between
                            Matthew A. Stevens and the Company
99(vii)           40        Independent Client Service Agreement between
                            Alexander & Wade and the Company dated July 1, 2004.
99(viii)          43        Client Public Relations Agreement between em
                            Productions and the Company dated August 9, 2004.

Material Contracts

10(ii)            *         Employment Agreement dated May 13, 2004 between
                            Jared Gold and the Company. (Incorporated by
                            reference from the Company's Form 10-QSB for the
                            quarter ended March 31, 2004, filed on May 19, 2004
                            as Exhibit 10(ii)).
10(viii)          *         Advisory Agreement dated April 30, 2004 between
                            Juliann Law and the Company and incorporated by
                            reference from the Company's 10-QSB for the period
                            ended March 31, 2004 filed on May 19, 2004 as
                            Exhibit 10(viii).
10(ix)            *         Agreement dated April 1, 2004 between Alexander &
                            Wade and the Company is herein incorporated by reference from the Company's Form 10 QSB for the quarter dated March 31, 2004 filed on May 19, 2004 as Exhibit 10(ix).

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     Date: August 19, 2004   /s/ Jared Gold
                            ----------------------------------
                            President, CEO and CFO, Jared Gold

     Exhibit 32(i)
                         CERTIFICATION PURSUANT TO
                            18 U.S.C. ss. 1350,
                          AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Dark Dynamite, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jared Gold, Sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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




/s/ Jared Gold
---------------
Jared Gold
CEO and CFO
August 19, 2004

Exhibit 99(i)
                             Employment Agreement

         AGREEMENT made this 21st day of May 2004, between Dark Dynamite, Inc., a Nevada corporation whose corporate headquarters are located in Salt Lake City, Utah (herein after referred to as "Company"), and Alex M. Bustos, an individual whose address is 6302 Elgin Ave. #272 Lubbock, TX 79413 (hereinafter referred to as "Employee").

Employee desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would serve as internal legal counsel.

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

2.      Duties:

The Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following:

         o Legal counsel, securities law research, corporate filing construction, contract construction, litigation research, legal opinion, merger and acquisition diligence.

3.       Compensation, Term, and Termination:

As compensation for his services, Employee shall receive the following compensation:

         o A base salary of $4,000 per month, payable in cash, common or preferred stock of the Company, the form to be at the election of Company.

         o Eligible for all employee benefits that are provided by the Company to its employees, including health care and stock option incentives.

         o Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

         o $10,000 signing bonus to be payable in stock options of the Company.

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

In witness whereof, the parties have executed this Agreement on the day and year first above written.

Employee: Alex M. Bustos                      Company: Dark Dynamite, Inc.



 /s/ Alex Bustos                              By: /s/ Jared Gold
------------------------                         -------------------------
Alex M. Bustos                                Name: Jared Gold
                                                   -----------------------
Individual                                    Office:
                                                     ---------------------

Exhibit 99(ii)
                            ADVISORY AGREEMENT

 THIS ADVISORY AGREEMENT ( the "Agreement") is made this 26th day of May 2004 by and between Al Pietrangelo ("Advisor") and Dark Dynamite Inc., a corporation with its offices located 268 West 400 South, Salt Lake City, Utah 84101 (the "Company").

  WHEREAS, Advisor has experience in locating business opportunities and numerous contacts with professionals that can be of assistance in growing the Company; and

  WHEREAS, the Company desires to compensate Advisor to for his services to the Company as set forth above and herein below.

  NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, and Advisor agree as follows:

1.       Engagement

  The Company hereby agrees to compensate Advisor, effective as of the date hereof ( the "Effective Date") as provided herein, for his assistance to the Company and its related entities for the following services but not limited to: assisting the Company with locating various confectionary manufacturers, packaging manufacturers, assisting the Company in obtaining sales, location of additional products or companies which the Company may deem beneficial to enter into joint venture agreements or acquire, and other introductory services.

The Services were and are to be provided on a "best efforts" basis directly and through Advisor or others employed or retained and under the direction of Advisor ("Advisor's Personnel");

2.       Term

  This Agreement shall have a term of one year, and can be terminated at will by either parties,

3.       Time and Effort of Advisor

  Advisor shall allocate time and Advisor's Personnel as he deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Nonetheless, Advisor will submit a detailed invoice summarizing the services performed on a monthly basis.

4.       Compensation

  The Company agrees to pay Advisor a fee for services described herein which is equal to an initial fee of $5,000. Thereafter, Advisor will receive $3,000per month which may be satisfied by the Company issuing options, cash, or shares of the company to satisfy the monthly fee. The options shares or shares may be registered on a Form S-8 Registration Statement, if available.

  With respect to the above referenced issuances, the Company and Advisor stipulates that shares are being issued for services that were not in connection with the offer or sale of securities in a capital- raising transaction, and do not directly, or indirectly, promote or maintain a market for the Company's securities.

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

10.      Miscellaneous

  (A)    Subsequent Events. Advisor and the Company each agree to notify the
         ------------------
         other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise its efforts and obligations under this Agreement.

  (B)    Amendment. This Agreement may be amended or modified at any time and in
         ----------
         any manner only by an instrument in writing executed by the parties hereto.

  (C)    Further Actions and Assurances. At any time and from time to time, each
         -------------------------------
         party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

  (D)    Waiver. Any failure of any party to this Agreement to comply with any
         -------
         of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with this Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

  (E)    Assignment. Neither this Agreement nor any right created by it shall be
         -----------
         assignable by either party without the prior written consent of the other or as stated herein.

  (F)    Notices. Any notice or other communication required or permitted by
         --------
         this Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepaid, provided that the communication is addressed:


         (i)      In the case of the Company:   Dark Dynamite, Inc.
                                                268 West 400 South, Suite 300
                                                Salt Lake City, Utah 84101
                                                Telephone:        (801) 575-8073
                                                Telefax::         (801) 575-8092

         (ii)     In the case of Advisor:       Al Pietrangelo
                                                41 Howe Lane
                                                Freehold, NJ 07728
                                                Telephone:        (732)303-8124

     or to such other person or address designated in writing by the Company or Advisor to receive notice.

  (G)    Headings. The section and subsection headings in this Agreement are
         ---------
         inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

  (H)    Governing Law. This Agreement was negotiated and is being contracted
         --------------
         for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, notwithstanding any conflict-of-law provision to the contrary.

  (I)    Binding Effect. This Agreement shall be binding upon the parties hereto
         ---------------
         and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

  (J)    Entire Agreement. This Agreement contains the entire agreement between
         -----------------
         the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, cove nants, or conditions, express or implied, other than as set forth herein, have been made by any party.

  (K)    Severability. If any part of this Agreement is deemed to be
         -------------
         unenforceable the balance of the Agreement shall remain in full force and effect.

  (L)    Counterparts.  A facsimile, telecopy, or other reproduction of this
         ------------
         Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In this event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

  (M)    Time is of the Essence. Time is of the essence of this Agreement and of
         -----------------------
         each and every provision hereof.


  IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

  The "Company"                                      "Advisor"
  Dark Dynamite, Inc.                                Al Pietrangelo
  A Nevada Corporation                               An Individual



  By: /s/ Jared Gold                                  /s/ Al Pietrangelo
      ---------------------                          --------------------
      Jared Gold, President                          Al Pietrangelo

Exhibit 99(iii)

                            STOCK OPTION AGREEMENT

  This Stock Option Agreement ("Stock Option Agreement") is granted this 28th day of May 2004 by Dark Dynamite, Inc. (the "Company") to Michael Golightly, a Utah resident ("Optionee").

                                   PREMISES

  A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 4,000,000 shares of the Company's common stock, par value $0.001 to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8"). Optionee is hereby contractually bound to complete a minimum of 12 months services.
  B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of bid at close the day of exercise per share for the 4,000,000 shares.
  C. These Options are being granted pursuant to the 2004 Benefit Plan, which is incorporated herein by this reference.

                                     GRANT

  1.     Grant of Options. The Company hereby irrevocably grants Optionee the
         -----------------
         right and option ("Option") to purchase all of the above described 4,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan.

  2.     Vesting. The option to purchase all of the shares of the Company's
         --------
         common stock shall vest immediately upon signing of this agreement.

  3.     Term of Option.  This Option may be exercised, in whole or in part, at
         ---------------
         any time but before 1 year has elapsed from the date of this Option.

  4.     Method of Exercising. This Option may be exercised in accordance with
         ---------------------
         all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

  5.     Optionee Not an Affiliate. Optionee hereby represents, warrants and
         --------------------------
         covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

  6.     Availability of Shares. During the term of this Option, the Company
         -----------------------
         shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

  7.     Adjustments to Number of Shares. The number of shares of Common Stock
         --------------------------------
         subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

  8.     Limitation on Exercise. If the board of directors of the Company, in
         -----------------------
         its sole discretion, shall
         determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

  9.     Restrictions on Transfer.  The Option has not been registered under the
         ------------------------
         Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom after the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

  10.    Record Owner. The Company may deem the Optionee as the absolute owner
         -------------
         of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

  11.    Shareholder's Rights. The Optionee shall have shareholder rights with
         ---------------------
         respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

  12.    Validity and Construction. The validity and construction of this
         --------------------------
         Agreement shall be governed by the laws of the State of Utah.

  IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                              Dark Dynamite, INC.

/s/ Michael Golightly                                 /s/ Jared Gold
---------------------------                           --------------------------
Michael Golightly, Optionee                           Jared Gold, President

Exhibit 99(iv)
                            ADVISORY AGREEMENT

  THIS ADVISORY AGREEMENT ( the "Agreement") is made this 7th day of June, 2004 by and between Chris Larson ("Advisor") and Dark Dynamite Inc., a corporation with its offices located 268 West 400 South, Salt Lake City, Utah 84101 (the "Company").

  WHEREAS, Advisor has experience in design, clothing production, sewing, outsourcing, fabric research, production management; and

  WHEREAS, the Company desires to compensate Advisor to for his services to the Company as set forth above and herein below.

  NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, and Advisor agree as follows:

1.       Engagement

  The Company hereby agrees to compensate Advisor, effective as of the date hereof ( the "Effective Date") as provided herein, for his assistance to the Company and its related entities for the following services but not limited to: design, clothing production, sewing, outsourcing, fabric research, production management

The Services were and are to be provided on a "best efforts" basis directly and through Advisor or others employed or retained and under the direction of Advisor ("Advisor's Personnel");

2.       Term

  This Agreement shall have a term of one year, and can be terminated at will by either parties,

3.       Time and Effort of Advisor

  Advisor shall allocate time and Advisor's Personnel as he deems necessary to provide the Services. The particular amount of time will be defined as a minimum of 30 hours per week. Incentive shares or cash bonuses will be issued on a performance basis to be defined as but not limited to: overtime, travel, special events. Advisor will submit a detailed invoice summarizing the services performed on a monthly basis.

4.       Compensation

  The Company agrees to pay Advisor a fee for services described herein which is equal to a fee of $2,000per month which may be satisfied by the Company issuing options, cash, or shares of the company to satisfy the monthly fee. The options shares or shares may be registered on a Form S-8 Registration Statement, if available.

  With respect to the above referenced issuances, the Company and Advisor stipulates that shares are being issued for services that were not in connection with the offer or sale of securities in a capital- raising transaction, and do not directly, or indirectly, promote or maintain a market for the Company's securities.

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

9.       Remedies

  Advisor and the Company acknowledge that in the event of a breach of this Agreement by either party, money damages will be adequate. Accordingly, in the event of any controversy concerning the rights or obligations under this Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and nonexclusive and shall be in addition to any other remedy to which the parties may be entitled.

10.      Miscellaneous

  (A)    Subsequent Events. Advisor and the Company each agree to notify the
         ------------------
         other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise its efforts and obligations under this Agreement.

  (B)    Amendment. This Agreement may be amended or modified at any time and in
         ----------
         any manner only by an instrument in writing executed by the parties hereto.

  (C)    Further Actions and Assurances. At any time and from time to time, each
         -------------------------------
         party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

  (D)    Waiver. Any failure of any party to this Agreement to comply with any
         -------
         of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with this Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

  (E)    Assignment. Neither this Agreement nor any right created by it shall be
         -----------
         assignable by either party without the prior written consent of the other or as stated herein.

  (F)    Notices. Any notice or other communication required or permitted by
         --------
         this Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepaid, provided that the communication is addressed:

         (i)      In the case of the Company:
                                                     Dark Dynamite, Inc. 268
                                                     West 400 South, Suite 300
                                                     Salt Lake City, Utah 84101
                                                     Telephone: (801) 575-8073
                                                     Telefax:: (801) 575-8092

         (ii)     In the case of Advisor:            Christopher Larson
                                                     3386 Birch Circle
                                                     Salt Lake City, UT 84124
                                                     Telephone: (801) 277-4584

     or to such other person or address designated in writing by the Company or Advisor to receive notice.

  (G)    Headings. The section and subsection headings in this Agreement are
         ---------
         inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

  (H)    Governing Law. This Agreement was negotiated and is being contracted
         --------------
         for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, notwithstanding any conflict-of-law provision to the contrary.

  (I)    Binding Effect. This Agreement shall be binding upon the parties hereto
         ---------------
         and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

  (J)    Entire Agreement. This Agreement contains the entire agreement between
         -----------------
         the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, cove nants, or conditions, express or implied, other than as set forth herein, have been made by any party.

  (K)    Severability. If any part of this Agreement is deemed to be
         -------------
         unenforceable the balance of the Agreement shall remain in full force and effect.

  (L)    Counterparts.  A facsimile, telecopy, or other reproduction of this
         ------------
         Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In this event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

  (M)    Time is of the Essence. Time is of the essence of this Agreement and of
         -----------------------
         each and every provision hereof.


  IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

  The "Company"                             "Advisor"
  Dark Dynamite, Inc.                       Christopher Larson
  A Nevada Corporation                      An Individual



  By:  /s/ Jared Gold                       /s/ Christopher Larson
      ---------------------                 ----------------------
      Jared Gold, President                 Christopher Larson

Exhibit 99(v)
                           STOCK OPTION AGREEMENT

  This Stock Option Agreement ("Stock Option Agreement") is granted effective this 28th day of July 2004 by Dark Dynamite, Inc. (the "Company") to Guy Cook, an accountant of the Company ("Optionee") and a Utah resident.

                                  PREMISES

  A. The Company has received valuable services from Optionee in the past, desires to retain his services for the future and desires to compensate and provide an incentive to the Optionee by issuing Optionee an option (the "Option") to purchase a total of Twenty Four Million (24,000,000) shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                     GRANT

  1.     Grant of Options.   The Company hereby grants Optionee the right and
         -----------------
         option ("Option") to purchase the above described Twenty Four Million (24,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, 2,000,000 options shall vest immediately upon the exercise hereof and thereafter 4,000,000 additional options shall vest on the 27th of each following month until all option rights have vested in the Optionee, however Optionee shall not be allowed to exercise any option rights that would result in Optionee holding more than 4.9% of the total issued and outstanding shares of the Company.

  2.     Term of Option. This Option may be exercised, in whole or in part, at
         ---------------
         any time, but before six (6) months have elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

  3.     Method of Exercising. This Option may be exercised in accordance with
         ---------------------
         all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

  4.     Optionee Not an Affiliate. Optionee hereby represents, warrants and
         --------------------------
         covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

  5.     Availability of Shares. During the term of this Option, the Company
         -----------------------
         shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

  6.     Adjustments to Number of Shares. The number of shares of Common Stock
         --------------------------------
         subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

  7.     Limitation on Exercise. If the board of directors of the Company, in
         -----------------------
         its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

  8.     Restrictions on Transfer. The Option has not been registered under the
         -------------------------
         Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

  9.     Record Owner. The Company may deem the Optionee as the absolute owner
         -------------
         of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

  10.    Shareholder's Rights. The Optionee shall have shareholder rights with
         ---------------------
         respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 3 of this Option.

  11.    Validity and Construction. The validity and construction of this
         --------------------------
         Agreement shall be governed by the laws of the State of Utah.

  IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                          Dark Dynamite, Inc.

/s/ Guy Cook                                      /s/ Jared Gold
------------------------                          ------------------------------
Guy Cook,  Optionee                               Jared Gold, President

Exhibit 99(vi)
                             ADVISORY AGREEMENT

  THIS ADVISORY AGREEMENT ( the "Agreement") is made this 29th day of June, 2004 by and between Matthew A. Stevens ("Advisor") and Dark Dynamite, Inc., a corporation with its offices located 268 West 400 South, Salt Lake City, Utah 84101 (the "Company").

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

  NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, and Advisor agree as follows:

1.       Engagement

  The Company hereby agrees to compensate Advisor, effective as of the date hereof ( the "Effective Date") as provided herein, for his assistance to the Company and its related entities for the following services but not limited to: design and maintenance of all websites associated with the company and its subsidiaries, including but not limited to; Black Chandelier, Dark Dynamite, The Genevieve, Modern Alchemy, and Pink Chandelier. These duties include but are not limited to initial design, domain registration, maintenance, updating, problem solving, efficiency, electronic marketing and awareness.

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

  The exercise price will be set at 75% of bid at the close of day on the day the options are exercised. The complete terms of the options granted herein are outlined in the Stock Option Agreement attached hereto as Exhibit A.

  With respect to the above referenced issuances, the Company and Advisor stipulates that shares are being issued for services that were not in connection with the offer or sale of securities in a capital- raising transaction, and do not directly, or indirectly, promote or maintain a market for the Company's securities. The Company further stipulates that Matthew Stevens is not an officer, director, or otherwise a control person of the Corporation.

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

10.      Miscellaneous

  (A)    Subsequent Events. Advisor and the Company each agree to notify the
         ------------------
         other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise its efforts and obligations under this Agreement.

  (B)    Amendment. This Agreement may be amended or modified at any time and in
         ----------
         any manner only by an instrument in writing executed by the parties hereto.

  (C)    Further Actions and Assurances. At any time and from time to time, each
         -------------------------------
         party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

  (D)    Waiver. Any failure of any party to this Agreement to comply with any
         -------
         of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with this Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

  (E)    Assignment. Neither this Agreement nor any right created by it shall be
         -----------
         assignable by either party without the prior written consent of the other or as stated herein.

  (F)    Notices. Any notice or other communication required or permitted by
         --------
         this Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepaid, provided that the communication is addressed:


         (i)      In the case of the Company:
                                                     Dark Dynamite, Inc. 268
                                                     West 400 South, Suite 300
                                                     Salt Lake City, Utah 84101
                                                     Telephone: (801) 575-8073
                                                     Telefax:: (801) 575-8092


         (ii)     In the case of Advisor:            Matthew Stevens
                                                     132 North 400 West
                                                     Kaysville, UT 84037
                                                     Telephone: (801) 544-7568

     or to such other person or address designated in writing by the Company or Advisor to receive notice.

  (G)    Headings. The section and subsection headings in this Agreement are
         ---------
         inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

  (H)    Governing Law. This Agreement was negotiated and is being contracted
         --------------
         for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, notwithstanding any conflict-of-law provision to the contrary.

  (I)    Binding Effect. This Agreement shall be binding upon the parties hereto
         ---------------
         and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

  (J)    Entire Agreement. This Agreement contains the entire agreement between
         -----------------
         the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, cove nants, or conditions, express or implied, other than as set forth herein, have been made by any party.

  (K)    Severability. If any part of this Agreement is deemed to be
         -------------
         unenforceable the balance of the Agreement shall remain in full force and effect.

  (L)    Counterparts. A facsimile, telecopy, or other reproduction of this
         -------------
         Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In this event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

  (M)    Time is of the Essence. Time is of the essence of this Agreement and of
         -----------------------
         each and every provision hereof.





  IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

  The "Company"                             "Advisor"
  Dark Dynamite, Inc.                       Matthew A. Stevens
  A Nevada Corporation                      An Individual



  By: /s/ Jared Gold                        /s/ Matthew Stevens
      ---------------------                 -------------------
      Jared Gold, President                 Matthew A. Stevens

Exhibit 99(vii)
                    INDEPENDENT CLIENT SERVICE AGREEMENT

This Agreement is made and entered into by and between Dark Dynamite, Inc. (OTCBB:DRKD) ,268 West 400 South, Ste 301, Salt Lake City, Utah 84101, Cell 801-918- 3433 , fax number 801-575-8092, email: darkgift3@hotmail.com , (hereinafter "Client") and Alexander & Wade, Inc., (hereinafter "Contractor") with principal offices at 8880 Rio San Diego Drive, 8th Floor, San Diego, CA 92108, telephone number 619-209-6049, fax number 619- 209-6079, email:
faz@theawi.com . Whereas, Contractor declares it is engaged in an independent business, and has complied with all federal, state and local laws regarding business permits, insurances and licenses of any kind that may be required to carry out said business and the tasks to be performed under this Agreement. Contractor also declares that it has and does provide similar product or services to other Clients in addition to contract services provided to Client. Whereas, Contractor operates a legitimate business and desires to provide services for Client as set forth herein. THEREFORE, IN CONSIDERATION OF THE FOREGOING REPRESENTATIONS AND THE FOLLOWING TERMS AND CONDITIONS, THE PARTIES
AGREE:
         1. SERVICES TO BE PERFORMED. Client engages Contractor and Contractor agree to:

a. Advise and assist in reviewing Client's customer business portfolios and other business assets.

b. Advise, assist and provide business contacts to Client for possible sales of products.

c. Advise, assist and provide business management and infrastructure consulting services.

         2. TERMS OF PAYMENT. Client shall pay Contractor for the above described services, as the same are reasonably and acceptably provided and within five (5) days after receipt of a detailed invoice or billing therefore. Payments are to be made, costs and fees to be reimbursed and prices to be charged as follows until otherwise agreed in writing:

a. Client will pay Contractor a non-refundable consultant fee in cash payment of $15,000 on a monthly basis commencing on July 1, 2004. The payment terms of this agreement shall expire on or about December 31, 2004.

b. Conversion of Consulting Fee of Client's Common Stock If Applicable. At the options of the Contractor, any outstanding unpaid consulting fee shall be convertible, at any time and from time to time, into such number of fully paid and non-assessable shares of the client's Common Stock by the Conversion Price (as defined below) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon written conversion request by Contractor. Each conversion request shall be less than 5% of the outstanding issued common stock of the corporation. The Conversion Price shall be the lower of (i) 110% of the average Closing Bid Price of the shares of Common Stock for the three (3) trading days immediately preceding the Initial Closing Date (as defined in the Securities Purchase Agreement) or (ii) 75% of the average of the three lowest Closing Bid Prices of the shares of common Stock for the thirty (30) trading days immediately preceding the Conversion Date (as hereinafter defined). For purposes of these Articles of Amendment, the term "Closing Bid Price" means, for any security as of any date, the closing bid price on the principal securities exchange or trading market where the Common Stock is listed or traded as reported by Bloomberg, L.P. ("Bloomberg") or, if applicable, the closing bid price of the Common Stock in the over-the-counter market in the electronic bulletin board for such security as reported by Bloomberg, or, if no closing bid price is reported for the Common Stock by Bloomberg, then the average of the bid prices of any market makers for such security as reported in the "pink sheets" by the National Quotation Bureau, Inc. "Trading Day" shall mean any day on which the Corporation's Common Stock is traded for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded.

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

         7. TERMINATION. This Agreement covers and relates to services to be provided for approximately the next 180 days from the effective signing date hereof. It may be renewed on a monthly basis with the agreement of the parties. Either party may terminate this agreement by providing the other party a written 15 days notice.

         8. The parties agree that a facsimile signature shall have the same effect as an actual signature.


Agreed to be effective this 1st day of July 2004 at City of San Diego, San Diego County, California.




Dark Dynamite, Inc.                          ALEXANDER & WADE, INC.
("CLIENT")                                   ("CONTRACTOR")




/s/ Jared Gold                              /s/ Francis A. Zubrowski
--------------------                        --------------------------
Signature                                   Signature

Jared Gold                                  Francis A. Zubrowski
--------------------                        --------------------------
Printed Name                                Printed name

President                                   CEO
Title                                       Title

Exhibit 99(viii)

August 9, 2004

Dark Dynamite Inc.
268 W. 400 South Ste. 300
Salt Lake City, UT 84101

CLIENT PUBLIC RELATIONS AGREEMENT

I am pleased to confirm our understanding whereby Dark Dynamite Inc. retains em Productions, as its public relations and celebrity branding counsel.

As part of our public relations services, em Productions will seek to publicize Dark Dynamite Inc. in a positive and constructive way. Our retainer covers: core media relations, i.e. publicizing your organization through the major media; newspapers, magazines, TV, wire, and appropriate business publications, along with celebrity outreach and follow-up on product gifting. This Publicity will include but will not be limited to: specific mailings, fielding public relations phone calls, outreaching to stylists, placing garments for editorial photo shoots, referring any sales questions to the appropriate showroom, collecting and archiving successful print placement and photographs, expanding the scope of visibility and media attention for Dark Dynamite Inc., and its subsidiaries while maintaining the highest standards of respect for the original designs, aesthetic and spirit of the products. A report will be generated every 30 days with hourly details and a total record of confirmed, pending and pulled outreach with entities necessary to achieve outlined goals. If additional services are needed outside of the retainer (i.e. production of special events, special projects, media training, writing of editorial pieces or speeches, speaking engagements and/or conferences and lobbying at the national, state and local levels) an additional fee will be negotiated. em Productions will use its best efforts and judgment in the performance of all its services. However, you understand and agree that it is not possible for em Productions to guarantee a specific result from its services.

As compensation for em Productions services, Dark Dynamite Inc. shall pay em Productions a monthly fee of $1,500.00. This compensation covers the above-mentioned services inherent to the necessities of em Productions to operate our business, i.e., rent, salaries, utilities, phone etc.

It is also agreed that you will pay all out-of-pocket expenses. These may include postage, photocopying, messengers, printing, etc. em Productions will use its best efforts to obtain your approval for any additional expenses in excess of $100.00.

The term of the agreement shall commence on August 15, 2004 and continue for a minimum period of one (1) year ending on August 1, 2005. At the end of the term, this agreement shall continue on a month- to-month basis until it is canceled by either party or re-negotiated. However, after a six (6) month period, an assessment of work completed will be made, at this time either party may cancel this agreement with a thirty (30) day cancellation notice in writing on your part. If both parties are satisfied with the progress, another evaluation will take place six (6) months later.


By execution of this agreement, you hereby also agree to defend, indemnify and hold harmless em Productions, its partners and employees from and against any and all claims, losses, damages, actions, liabilities or costs (including reasonable attorney's fees) arising out of or relating to our work for you and based upon our utilization of any information furnished by you to us, which information we have your permission to use. The obligation to indemnify em Productions is not terminated upon cancellation of this agreement. em Productions will be held solely responsible for the samples provided to us for the use in our public relations efforts on behalf of Dark Dynamite Inc. The price for these items will be set at the replacement cost for the original samples. All samples must be surrendered upon demand of Dark Dynamite Inc.

You acknowledge that em Productions provides a valuable service by identifying and assigning personnel for your work and that this is of substantial additional value to you. You further acknowledge that em Productions would be deprived of the benefit of its work force if you were to directly hire em Productions personnel after they have been introduced to you by em Productions. Without the prior written consent of em Productions, you shall not recruit or hire any personnel of em Productions who are or have been assigned to perform work until one (1) year after termination of this agreement.

Any and all claims or controversies arising out of or pertaining to any matter contained in this retainer agreement shall be settled by arbitration in Los Angeles, California before the Commercial Panel of the American Arbitration Association under its then prevailing rules. The award of the arbitrators shall be final and binding and judgment may be entered thereon in any court of competent jurisdiction. The parties consent to the personal jurisdiction of the Courts of the State of California. The arbitrator shall have the power to award attorney's fees to the prevailing party. The arbitrator shall have no power to award punitive or consequential damages to either party. Notwithstanding said arbitration provision, if claim is made against em Productions in any legal proceeding by a third party, em Productions may initiate the appropriate legal proceeding against you to enforce their right under the indemnity provision set forth above.

If this letter outlines our understanding, please sign a copy and return it to us with your first month's retainer fee. It is our strict policy that we do not begin any work until the contract and retainer are returned.

AGREED AND ACCEPTED                         AGREED AND ACCEPTED


/s/ Jared Gold                              /s/ Henri Myers
------------------                          --------------------
Jared Gold                                  Henri Myers
Black Chandelier                            em Productions