Form 10QSB
period 2004-09-30
DARK DYNAMITE, INC
filed 2004-11-22
CIK 830664

U.S Securities and Exchange Commission
                                  Washington,D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2004


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


         63 West 100 South, Second Floor Studio, Salt Lake City, Utah 84101
              -----------------------------------------------------------
                      (Address of principal executive offices)

                                 (801) 746-3435
                                    --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes [x]                   No [ ]

Number of shares of common stock outstanding as of November 22, 2004: 799,170 (post reverse). Number of shares of preferred stock outstanding as of November 22, 2004: 5,000,000.


                                   TABLE OF CONTENTS
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

                              PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.............................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION ...............................................................5

ITEM 3.  CONTROLS AND PROCEDURES...................................... ..................12


                                     PART II. OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS..............................................................12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................13

ITEM 3.  DEFAULTS AGAINST SENIOR SECURITIES..............................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS....................................................................13

ITEM 5.  OTHER INFORMATION...............................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................15

SIGNATURES...............................................................................15

INDEX TO EXHIBITS........................................................................16







ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "DDI," or the "Company" refers to Dark Dynamite, Inc. formerly known as NCI Holdings, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated financial statements including a balance sheet for DDI for the period ended September 30, 2004, and statement of operations, and statement of cash flows for the interim period up to date of such balance sheets and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.


                                INDEX TO INTERIM FINANCIAL STATEMENTS

Consolidated Unaudited Condensed Balance Sheet
September 30, 2004.......................................................................................F-2

Consolidated Unaudited Condensed Consolidated Statements of Operations-
For the Three and Nine Months Ended September 30, 2004
and 2004.................................................................................................F-3

Consolidated Unaudited Condensed Statements of Cash Flows- For the
Nine Months Ended September 30, 2004 and 2004............................................................F-4

Notes to Consolidated Financial Statements...............................................................F-6





                               DARK DYNAMITE, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                           AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
=======================================================================================================
                                         ASSETS (Unaudited)
                                                     September 30, 2004        December  31, 2003
CURRENT ASSETS:
Cash and cash equivalents                        $               23,804    $                -
Accounts receivable - Other                                         202                     -
Inventory                                                         1,535                     -
Prepaid expenses                                                  2,287                     -
Deferred Consulting Expenses                                          -                     -

Available-for-sale securities,
at fair value                                                   29,600                      -
                                                   ----------------------   -----------------
TOTAL CURRENT ASSETS                                            57,428                      -
                                                   ----------------------   -----------------
FIXED ASSETS:
Furniture, fixtures and equipment                               93,567                      -
Accumulated depreciation                                        (1,904)                     -
                                                   ---------------------    -----------------
TOTAL NET FIXED ASSETS                                          91,663                      -
                                                   ---------------------    -----------------

OTHER ASSETS:
Trademarks                                                       1,045                      -
                                                   --------------------     -----------------
TOTAL OTHER ASSETS                                               1,045                      -
                                                   --------------------     -----------------
TOTAL ASSETS                                    $              150,136     $                -
                                                   ====================     =================

                               LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued
expenses                                        $                74,772     $          182,322
                                                  ----------------------    -----------------
TOTAL CURRENT LIABILITIES                                        74,772                182.322
                                                   -------------------      -----------------

STOCKHOLDERS'  (DEFICIT)
Preferred stock ($.01 par value),
non-voting, 5,000,000; 5,000,000 shares
authorized; 1,254,857 shares issued and outstanding
at September 30, 2004.                                           50,000                      -
Common stock ($.001 par value)
 5,000,000,000 shares authorized;
 110,710 issued and outstanding at
September 30, 2004)                                                111                      1
Additional paid in capital                                  12,749,855              8,430,219
Retained (deficit)                                         (12,719,202)           (8,738,028)
Other Comprehensive Loss                                        (5,400)                     -
                                                    -------------------     -----------------
TOTAL STOCKHOLDERS' EQUITY                                      75,264              (182,322)
                                                    -------------------     -----------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $               150,136     $               -
                                                    ===================     =================


                          See Notes to Consolidated Financial Statements
                                              F-2




                                DARK DYNAMITE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
                                          SEPTEMBER 30, 2003
=============================================================================================================================
                                 Three                   Three                  Nine                     Nine
                              Months Ended              Months Ended          Months Ended           Months Ended
                          September 30, 2004         September 30, 2003    September 30, 2004      September 30, 2003
                              -----------               -------------       -------------            ---------------
REVENUES:
Sales                        $         -                $          -       $           -                         -
Cost of Sales                          -                           -                   -                         -
                              -----------               -------------       -------------            ---------------
     GROSS PROFIT                      -                           -                   -                         -
                              -----------               -------------       -------------            ---------------

EXPENSES:
Selling, general and
administrative                    358,531                      92,706              597,77                 209,234
                              -----------               -------------       -------------             --------------

TOTAL EXPENSES                    358,531                     92,706              209,234                 209,234-
                              -----------               -------------       -------------             --------------

OPERATING (LOSS)             $   (358,531)              $    (92,706)      $    (597,778)            $  (209,234)
                              -----------               -------------       --------------            --------------

OTHER INCOME (EXPENSES)
Interest and Other Income              -                            -                 103                          -


Gain on early forgiveness of
Accounts payable to
governmental authority                 -                            -              106,500                         -

Loss from impairment
of goodwill                            -                            -           (3,490,000)                       -
                               ------------             ---------------       -------------             -----------
NET (LOSS)                    $    (358,531)            $     (92,706)      $   (3,981,175)           $   (209,234)
                                ============             ===============       =============            ===========
Net (loss) per share-
basic and fully
diluted                       $      (4.31)                   (200.23)       $      (80.00)           $    (802.00)
                               ============               ===============      =============             ===========
Weighted Average
Shares Outstanding                  83,233                        463               49,777                      261
                               ============               ===============      ==============            ============


















                           See Notes to Consolidated Financial Statements



                                DARK DYNAMITE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
=======================================================================================================================
                                                                   Nine                Nine
                                                               Months Ended        Months Ended
                                                              September 30,        September 30
                                                                   2004                2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $     (3,981,175)       $  ($209,234)
Adjustments to reconcile net loss to net cash provided by
(used) in operating activities:
       Loss from impairment of goodwill                          3,490,000                    0
       Depreciation                                                  1,904                    0
       Issuance of stock for services                              361,314                    0
       Issuance of options for services                            135,059                    0
       (Increase) decrease in operating assets:
       Accounts receivable                                           (202)                    0
       Inventory                                                   (1,535)                    0
            Prepaid expenses                                       (2,287)                    0
            Deferred consulting expense                                  0             (55,617)
       Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                  (111,081)            (106,354)
       Payroll taxes payable                                         1,928                    0
       Excess of outstanding checks over bank balances
                                                                                           (53)
                                                                 ----------           ----------
NET CASH PROVIDED BY (USED IN) OPERATING                         (106,075)            (371,258)
ACTIVITIES                                                       ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for investments, publicly traded securities       (35,000)                    0
      Cash paid for fixed assets                                  (42,579)                    0
      Cash paid for trademarks                                     (1,045)                    0
                                                                 ---------             ---------
NET CASH (USED IN) INVESTING ACTIVITIES                           (78,624)                    0
                                                                 ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares for cash                                 122,418              116,849
Incurrence of Notes Payable                                              0              254,409
                                                                  --------             ---------
NET CASH PRIVIDED BY FINANCING ACTIVITIES                          122,418              371,258
                                                                  --------             ---------

NET INCREASE (DECREASE) IN CASH AND CASH                          (62,281)                    0
EQUIVALENTS

CASH AND CASH EQUIVALENTS:

   BEGINNING OF PERIOD                                              86,085                    0
                                                              ---------------       --------------
   END OF PERIOD                                             $      23,804         $          0
                                                              ==============        ==============



                           See Notes to Consolidated Financial Statements

                                                F-4



                                 DARK DYNAMITE, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
=======================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION
OF NON CASH FINANCING:
----------------------------------
Common stock issued for purchase of fixed assets and inventory          $       50,988
                                                                        --------------
Common stock issued for purchase of goodwill                            $    3,490,000
                                                                        --------------
Common stock for past services to pay down accoutns payable             $       65,352
                                                                        --------------
Issuance of options for services of outside consultants                 $      324,968
                                                                        --------------
Issuance of options for services of employees                           $       13,849
                                                                        --------------
Issuance of options for services of former officers                     $        9,808
                                                                        --------------
Preferred stokc issued for services of financial advisor                $       37,415
                                                                        --------------


                     See Notes to Consolidated Financial Statements

                                DARK DYNAMITE, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      AS OF SEPTEMBER 30, 2004

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

NOTE 4 - DEVELOPMENT STAGE COMPANY

The Corporation is in the development state as of September 30, 2004 and has begun significant operations but has not yet produced revenue. Recovery of the Corporation's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Corporation's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Corporation's cost structure.

NOTE 5 - GOING CONCERN AND UNCERTAINTY

The Corporation has experienced recurring losses from as of September 30, 2004. In addition, the Corporation has yet to generate an internal cash flow from its business operations, and it has generated operating losses since its inception. These factors raise substantial doubt as to the ability of the Corporation to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:
1) obtain funding from new investors to alleviate the Corporation's working capital deficiency, and 2) implement a plan to generate sales in the near term. The Corporation's continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. The outcome, however, of management's plans cannot be ascertained with any degree of certainty. The accompanying financial

                   See Notes to Consolidated Financial Statements statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 6 - PREFERRED STOCK

On September 21, 2004, the Corporation issued the remaining available 3,745,143 shares of preferred stock to Richard Surber, the Company's financial advisor for past services, under an approved consulting agreement, and retain his services for the future. The stock was issued on September 22, 2004.

NOTE 7 - SUBSEQUENT EVENTS

On November 9, 2004, the Board of Directors approved the amending of the Articles of Incorporation (Nevada) to change the par value of preferred stock form $0.10 to $0.01. A Certificate of Change was filed with the Secretary of State of Nevada on November 15, 2004, to affect the change. A Form 8-K was filed with the Securities and Exchange Commission on October 15, 2004, to inform them of the change to take effect.

The effect of this par value change has been reflected in the equity section of the consolidated balance sheets and the consolidated statement of equity as of September 30, 2004, and for the nine month ended September 30, 2004.

On November 4, 2004, the Board of Directors approved to execute and carry out a reverse stock split of its common stock, exchanging 2,000 existing shares for 1 share of post reverse split stock. The reverse stock split became effective November 17, 2004. All references to common issued and outstanding stock or stock options, granted prior to November 17, 2004, have been retroactively restated to reflect the split.


                   See Notes to Consolidated Financial Statements












                         THIS SECTION INTENTIONALLY LEFT BLANK

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION  AND RESULTS OF OPERATIONS

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

OVERVIEW

Dark Dynamite is currently in the developmental stage, Dark Dynamite's president, Jared Gold, has reengineered the Company as a lifestyle company that intends to produce clothing, candles, body products, and various confections. Mr. Gold begun the process of developing the Company by acquiring Black Chandelier, Inc. in a related party transaction during the quarter ended March 30, 2004. Black Chandelier, Inc. is a Utah corporation that holds the right to produce garments under the trademarked name Black Chandelier. The terms of the acquisition are more fully described in the Form 8-K which was filed on March 16, 2004.

The acquisition of Black Chandelier is the first in a series of anticipated transactions designed to grow Dark Dynamite into a multifaceted lifestyles company. Commensurate with this goal, Dark Dynamite underwent a series of changes including a name change from NCI Holdings, Inc. to Dark Dynamite, Inc.

The name change was effected to better reflect the anticipated future direction of the Company. Dark Dynamite completed the design of its initial web site which can be located at www.darkdynamite.com. We anticipate making substantial improvements to this site as the Company grows. We are currently in the process of retaining a staff to develop and produce various products. We expect to initially rely heavily on an Employee Benefit Plan registered on a Form S-8 to hire, pay and retain key employees, consultants and other permissible professionals that will play an integral part in the future success of Dark Dynamite. Pursuant to the Employee Benefit Plan. We have issued and may continue to issue a substantial number of shares and options for the benefit of Dark Dynamite's employees, consultants, and other personnel.

Dark Dynamite is has hired graphic artists, illustrators, sales persons, marketing personnel, shipping personnel, ample production personnel, manufacturers and web commerce professionals who's skills and talents will aid in the advancement of the Company and its products. The total number of employees as of the date of this report are 11. DDI has hired seven new employees to assist with the graphic arts, marketing, management, and logistics functions. They are the following: Joy Sommerville, a pattern maker based out of Los Angeles with extensive knowledge of the industry; Mathew Stevens, a graphic artist with an extensive knowledge of web-design; Andrew Pitts, a professional skateboarder with six years of hard goods design experience who will be heading our skate and snowboard production; Jamie Dalley, Director of marketing and holder of two International MBA's from leading European universities; and Molly Douma, marketing assistant, who has much pervious experience in the Public Relations field. There are also two interns from the local college (SLCC) to assist in production.

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

PLAN OF OPERATIONS

As of November 15, 2004, we have not generated any revenue, primarily due to the need for effective planning and execution required by the industry for success. We plan to generate revenue over the next three months as we begin retail sales in our sole retail outlet whose grand opening is set for November 26, 2004. We will also be focusing on the launch of our newly created and acquired trade names, which we expect to generate revenue by April 2005 as they become available on the market, which include Black Chandelier and Pink Chandelier. The original shipping date estimate was August 2004, and has been moved back to accommodate a longer sales period, in order to properly develop and market our new product lines.

Operating losses of $358,531 and $597,778 for the three and nine months ended September 30, 2004, represents legal, accounting and other expenses. The net losses of $358,531 and $3,981,175 for the same three and nine month periods, are the result of no revenue being generated to offset expenses.

The Loss from impairment of goodwill resulted from issuing 70,000,000 shares of common stock for the acquisition of Black Chandelier. The stock is now worth $0.000015 per share. Before the reverse split effective November 17, 2004, (Refer to Note 7 to the Financial Statements for an explanation of the reverse split.)

DDI believes that it can satisfy its cash requirements over the next twelve months by obtaining loans or raising funds through the sale of stock to meet its needs over the next 12 months. DDI will continue to rely upon the issuance of shares and options to cover all permissible labor cost until sufficient resources are generated from the sale of its products. DDI has plans to develop several products over the next 12 months which include women's, men's, and children's apparel, scented candles, confections, and linens as more fully described below.

During the nine months ended September 30, 2004, DDI acquired sewing and computer equipment, as well as furnishings for this sample room at a cost of $23,043.00. We expect to complete leasehold improvements which could exceed $200,000 for our office, warehouse, and sample room space which consist of 4,704 sq.ft.

We signed a lease for the term of 5 years with Wasatch Capital Corporation. DDI has hired a licensed contractor to complete the build-out. The contractor has agreed to accept shares of S-8 stock for his labor cost. The materials cost will be covered in part by the landlord Wasatch Capital Corporation. A company controlled by Richard Surber, the holder of 100% of DDI's issued and outstanding shares of preferred stock.

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

BLACK CHANDELIER, INC.

From 1998-2002 the clothing label Black Chandelier was consistently manufacturing and selling clothing and fashion goods, designed by Jared Gold, using the Black Chandelier trademark on a limited basis.

At the time of this report, the assembly of the Salt Lake City sample room is nearly completed. Black Chandelier has purchased approximately $23,000 in equipment to develop its sample room. Samples for the Spring 2005 collection are complete and have been shown in the Los Angeles and New York markets shows through Public Relations Agents EM Productions. A contract for a Dallas showroom is currently being developed with the Scott Blair group to assist in the sales of this collection.

There is now a complete collection for a temporary holiday store opening November 26, 2004, at Trolley Square Mall in Salt Lake City. This store will more than likely remain open through the end of January and allow for immediate revenue for the holiday season. The store is called Black Chandelier and promotion is already underway, including an editorial in local newspapers, mailings and radio spots.

Marketing plans are now being formulated by Jamie Dalley. A press junket will coincide with the issuance and availability of the initial press / investor packages released by Dark Dynamite, Inc. A contract has been executed with a Los Angeles Publicity house "EM Productions" to promote DDI's products. A contract with Los Angeles representatives Paper Doll style has been established for the sales of Pink Chandelier, as well as placing the collections for sales through show rooms, an in- house marketing strategy is underway. Phone and mail solicitation has been utilized to previous buyers and potential retailers through the new marketing department. A list of the key contacts in the industry was recently purchased by the Company in an effort to eventually have all the marketing produced in-house. This will allow for more control over the marketing process and to facilitate more interpersonal relationships within our distribution network. It will also allow for market feedback and an avid product awareness campaign.

The imminent opening of an accessory division requires sourcing for production, distribution, and supply. Alexander and Wade, a consulting company in San Diego, California, is under contract with the Company and has assisted it with researching production options, new acquisitions, and factoring support. Black Chandelier is also in negotiations with the development and licensing of a hair care product line with an east coast producer.

Black Chandelier recently expanded its apparel line products to include a girl's-sized collection titled, "Black Chandelier Girls." The collection will consist of designer Jared Gold's highest selling pieces that have been rescaled for youth sizes 7 to 14. This development is in response to the overwhelming demand for the size range at this year's Club ENK International Children's Apparel convention being held at the Javits Convention center in NYC. The collection will mimic in certain aspects Black Chandelier, and will still carry the collection's hallmark historical references, but use a broader color palette and a more "junior fit." The first revenues for this collection are expect for Fall 2005.

Dark Dynamite has opened an activewear division called Life-of-the-knife. The project will be headed by Andrew Pitts, a professional skateboarder with six years of hard-goods design experience, as well as an extensive distribution and marketing background in the skate and snowboard market. The line has been designed and revenue from the division is expected with the opening of the holiday store in Trolley Square where Black Chandelier will be featured. The market for this product will be divided to incorporate a core market and a mainstream market. The core market products will be called Life-of-the-Knife and will be available at exclusive shops that cater to the avid and dedicated skate and snowboard population. The mainstream products will be called Black Chandelier and will be more widely available through malls and major department stores. The Black Chandelier Skate collection will be ready to show in March 2005. See www.blackchandelier.com website for more information.

Black Chandelier is currently working with a Dark Dynamite contractor, to develop its various websites including www.Darkdynamite.com; www.Blackchandelier.com, and www.PinkChandelier.com and a special e-procurement wholesale site for retailers. These websites are currently useable with elaborate artwork, animation and artistic quality. The wholesale website has been utilized as a tool for the in- house marketing strategy mentioned above. It allows for sales to be done directly by the company to retailers, eliminating the middleman, thus saving costs.

With his long term dedication to education, designer of Black Chandelier, Jared Gold, will endeavor to document the development of all the products created for Black Chandelier and Dark Dynamite through a series of four-minute videos that will be posted on the websites. These documentaries will cover every aspect of the creation process from inspiration and research, through illustration, patterning, sampling, production and shipping. This element of the work will allow investors, students, educators and other curious onlookers a very intimate view of the creation process.

Black Chandelier expects to generate revenues by December 1, 2004, due to the opening of the holiday store in Trolley Square Mall.

PINK CHANDELIER

The opening season of sales for Pink Chandelier Children's Wear began September 25, 2004. This label, a division of Black Chandelier, was originally slated for development exclusively as screen printed, prefabricated items, however, the scope of this collection has become much more vast. The Pink Chandelier collection now has a full spectrum of garments, from pants and skirts to jackets and accessories. The contracted showroom is Los Angeles based Paper Doll Style and was shown with success during the Los Angeles and New York Market Weeks. Orders for Spring are being received and will be reported first quarter 2005. The first revenues for Pink Chandelier should be seen with the opening of the holiday store in Trolley Square. An extensive list of important contacts was obtained through the representative company Paper Doll Style. Each contact was contacted and mailed a card detailing the collection and ordering website.

This collection is intended for large midrange retailers, but will inevitably have a large presence in smaller high end children's boutiques. Due to the nature of the production of this collection, order turn around will be extremely fast. Immediates for Fall 2004 shipping should commence on February 28, 2005 instead of the original slated November 15, 2004. This has been pushed back to assure that the Black Chandelier's Renegade Retail production will be complete for the Holiday store opening Nov 26, 2004. Pink Chandelier immediate shipments are anticipated to be shipped in time for the Spring season. A sales goal of $250,000.00 for the entire season is expected by March 31, 2005 instead of the originally conceived Oct 31, 2004 150,000 which was originally intended for the immediate shipments.

This change will allow a maximum sales window for the collection. The complete spring shipment is projected to generate approximately $250,000.00 in gross revenues, including a re-cut of goods and immediates is scheduled to complete by March 31 instead of the originally slated February 1, 2005 again to allow more sales time. The Company currently has worked with a Dark Dynamite contractor.

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

At this time the Company has found viable manufacturing plants through a contractor for these goods. This group originally slated for Holiday sales 2004 will now be moved back for an initial launch as early as February 2005. There are nine candle products in this initial project. We plan to market five of the candles for the 2005 Spring / Valentine's season. We plan to launch the remaining four candle products in Fall 2005 for Holiday. Dark Dynamite has already provided nominal funds for the development of The Genevieve candle line.

We are currently seeking $80,000 in additional capital to produce 3,000 pieces for each of the initial five products in the line which will eventually be comprised of nine products. Jared Gold has begun the final retooling of artwork and packaging and development has begun for expansion products that will lead the company into home wares and body products.

Research for design of the bed linens collection has been completed. Dream World Inc., a Utah corporation, will be contracted to produce the bed linens for the Genevieve. Three unique design groups for this line are near completion. This collection will be premiered in the first quarter of 2005. Also, within this expansion are plans for confectionary production under the Genevieve label. Dark Dynamite plans to hire at least one graphic designer to work with the Genevieve to handle the anticipated increased packaging design load. Dark Dynamite has hired web contractor Coderocket, to begin the web development for The Genevieve concept. We expect to have the Genevieve website completed by Feb 14, 2005, as opposed to the original date of July 1st, 2004. The delay is attributed to the development stages of the products and finding affordable yet tasteful vessels for the candles.

FONTANELLE CONSULTING

Dark Dynamite Inc., intends to provide consulting services under the name "Fontanelle Consulting." One project one has been completed and which was an illustration contract with New York's Fairchild Publications which publishes such acclaimed magazines as "W" and "Women's Wear Daily." The contract was for 6 illustrations that have been completed by Gold for an editorial. Project two is an ongoing contract that will identify and brand a startup company name "Saltimbocca." The Company manufactures sauces and home produced Italian foods. Phase One artwork and packaging has been completed. Fontanelle is currently looking to expand its staff by hiring a graphic designer that will be shared with the Genevieve as well as a marketing adviser. Fontanelle has completed its beta version website. This website lists all past products and packaging developed as well as functioning as a promotion vector for the Company's services. The Fontanelle website is currently operational at: www.fontanelleconsult.com.

RISKS THAT MAY AFFECT RESULTS

Factors that might cause our actual results to differ materially from the forward- looking statements discussed elsewhere in this report, as well as effect our ability to achieve our financial and other goals, include, but are not limited to, the following:

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

We currently have no major facilities. We currently operate our corporate office in Salt Lake City, Utah and we have begun the architectural build-out of our design studio and facilities. If we are unable to complete the build-out of our facilities, our ability to generate revenues will be stifled.

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

Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic slowdowns. If current economic conditions do not improve, our business, financial condition and results of operations could be adversely affected. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products and high-end home products, during periods in which favorable economic conditions prevail. Currently, there is a general slowdown in the United States economy, which has adversely affected consumer confidence and spending habits. The outlook for the United States economy is uncertain and is directly affected by global political factors that are beyond our control. Any escalation of military action involving the United States could cause increased volatility in financial markets, further adversely affecting consumer confidence and spending habits. If current economic conditions do not improve, our business, financial condition and results of operations could be adversely affected.

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

The issuance of additional shares under S-8 may impair the value of the Company's stock because of significant dilution. The most significant risk relating to our business is the dilution of its common stock, as the Company, at this time, is relying heavily on the issuance of S-8 shares of its common stock to pay its advisors and employees.

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

                            PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

No material changes have occurred to the legal proceedings herein since the filing of the Company's 10-KSB for the year ended December 31, 2003, and the 10-QSB for the quarter ended September 30, 2004, except as reported below.

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003, a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. was named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: "Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internent Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation." The complaint alleges that the Company failed to accurately and fully disclose the nature of the Company's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for the Company. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to offshore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. The Company filed an answer and is in the final stages of settlement discussions with the SEC regarding the amount that the Company will pay to resolve the action and sign a consent decree to resolve all matters raised by the suit. The Company made a settlement offer herein, which has been given preliminary approval, pending formal approval by the SEC.

David A. Sawyer and American Aeromotive Corporation v. Karl J. Schumer, Allen E. Weintraub, Vector Aeromotive Corporation, a Florida corporation and NCI Holdings, Inc., a Nevada corporation. On April 20, 2004, the Company was served with a First Amended Complaint of this action that has been filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 03- 27316 CA (25). The suit seeks recovery of damages resulting from the sale or transfer of various car related interests and rights in or about May of 2001. Plaintiff alleges a failure of consideration, misrepresentations by Mr. Schumer and Mr. Weintraub. The amount of damages sought by the Plaintiff is not specified in the Amended Complaint. The Company is at present unable to understand or explain the basis upon which it has been added to the litigation as a defendant. Management does not believe that it has any liability with regard to the claims alleged and intends to seek indemnification from the other named party defendants for all costs associated with defending the Company in this matter. The Defendant has propounded discovery in the matter and counsel for the Company has prepared a responsive pleading for filing with the court, namely a motion to dismiss Plaintiff's claim against the Company f/k/a NCI Holdings, Inc. A hearing on the motion has been set for December 7, 2004.

Thomas J. Craft, Jr., P.A., and CR Capital Services, Inc. a Florida corporation
v. Vector Holding Corp., A Nevada corporation, and Bestfoodline.com, Inc, a Florida Corporation, jointly and severally. On August 4, 2004 a Settlement Agreement was entered into between the parties in the above styled case. On August 12, 2004, an Order Confirming Settlement Agreement was filed by the Court. The case was settled for Forty-Thousand dollars ($40,000), payable in cash or S-8 shares of the Company. The case was originally filed as an $85,000 claim for legal services rendered by Thomas J. Craft, namely Company filings with the SEC. As Mr. Craft performed these services as an advisor or employee to the Company, the settlement amount will be paid in S-8 shares of the Company's common stock. A payment and issuances have been made on the settlement. However, full satisfaction of the obligation is pending further issuances or payments.

Allen E. Weinbtraub v. Dark Dynamite, Inc., f/k/a Vector Holdings Corporation, a
--------------------------------------------------------------------------------
Nevada corporation, and Standard Registrar & Transfer Company, Inc., a Utah
---------------------------------------------------------------------------
corporation.
------------
This was a suit enjoining the Company from any further issuing of its common stock. The suit was filed by Plaintiff Weintraub in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, and bears the Case No: 04- 20534 CA 02. Allen E. Weintraub sold control of the Corporation to Diversified Holdings, Inc., and thereafter, falsely claimed he had a secured interest in the unissued stock of the Company, arising out of contractual obligations pursuant to the Stock Exchange Agreement. The Company filed a motion to dismiss for failure to state a cause of action, and subsequently, Plaintiff Weintraub voluntarily dismissed his claim on November 17, 2004, the day the motion was set to be heard by the Court.

On September 21, 2004, the Company authorized the issuance of 3,745,143 restricted shares of its Preferred Stock to Richard Surber, such shares were issued as compensation to Mr. Surber for his services provided to the Company related to certain litigation matters, his review of filings with the Securities Exchange Commission, providing business and general advisory services, locating legal counsel for the Company and other services, including review of press releases and other marketing materials.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Subsequent Events

On October 15 , 2004, Dark Dynamite, Inc. (the "Company") approved for filing with the Secretary of State for Nevada a "Certificate of Determination of the Rights and Preferences of Preferred Stock of Dark Dynamite, Inc." This document sets forth and designates the rights and privileges of the Preferred Stock of the Company authorized in the amount of 5,000,000 shares, the total number of preferred shares authorized by the Company's Articles of Incorporation.

The Preferred Stock is designated as having a par value of $0.01 per share, and is designated as senior to the Common Stock, and any subsequently authorized series or class of the Company's Preferred Stock. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the shares have a priority right of $0.01 per share in any such instance. These shares are given the same voting rights as Common Shares on a twenty-five for-one (25 for 1) basis.

Rights to dividends are granted to the holders of the Preferred Stock, equal to those of the Common Stock, when, if declared by the Directors of the Company, they are to be paid in cash or in common stock, equal to market value, at the election of the Company. The Preferred Stock have conversion rights if the common stock issuable upon conversion shall be changed into the same, or different number of shares of any class or classes of stock, whether by capital reorganization, reclassification, or otherwise.

On November 8, 2004, Dark Dynamite, Inc. (the "Company") approved and submitted for filing with the Nevada Secretary of State's office a Certificate of Change Pursuant to NRS 78.209 to carry out a reverse stock split of the Company's common stock on a one (1) for two thousand (2,000) basis. This action will reduce the number of authorized shares of common stock from Five Billion (5,000,000,000) to Two Million Five Hundred Thousand (2,500,000). All fractional shares that would result from the reverse split will be rounded up to the next whole share. A copy of the corporate resolution to carry out this reverse split is attached hereto as Exhibit "1".
On November 15, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals:
40,000,000 shares to Matthew Stevens, 40,000,000 shares to Guy Cook, 40,000,000 shares to Andy Pitts, 40,000,000 shares to Christopher Larsen, 40,000,000 shares to Alex Bustos, 40,000,000 shares to Mike Golightly, 40,000,000 shares to Jaime Dalley, 40,000,000 shares to Molly Douma.

On November 18, 2004, the Company, as directed and authorized by the board of directors, filed post-effective amendment number four to its S-8 Registration Statement and 2004 Benefit Plan, increasing the number of shares registered by 725,000. The total number of shares now registered pursuant to the S-8 Registration Statement and 2004 Benefit Plan of the Company is 2,145,000

The effective date of the reverse stock split was approved November 17, 2004, by the NASD and to the new CUSIP number for the post reverse split is DDYN.

There is not a requirement that shareholders obtain new or replacement share certificates. Each holder of record of shares of the Company's common stock that is outstanding on the effective date of the reverse stock split, November 17, 2004, may contact the Company's transfer agent to exchange the certificates for new certificates representing the number of whole shares of post-reverse stock split common shares into which the existing shares have been converted as a result of the reverse stock split. The Company's transfer agent is Standard Registrar & Transfer Company, 12528 South 1840 South, Draper, Utah 84020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Articles of Incorporation, as currently in effect and reflecting the recently authorized for 2,000 reverse stock split of the common stock, authorizes the Company to issue up to 2,500,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.10 per share. The Board of Directors and a Majority of the voting rights held by shareholders have approved an increase in the number of authorized shares of the common stock, of the Company. Upon the filing of the Amended Articles of Incorporation, the Company will be authorized to issue 5,000,000,000,000 shares of common stock, $0.001 par value per share. The number of authorized preferred shares will remain the same at 5,000,000 shares, with a $0.10 par value per share.

The Board of Directors believes that it is in the Company's and the Company's stockholders' best interest to increase the availability of additional authorized but unissued capital stock to provide the Company with the flexibility to issue equity for their proper corporate purposes which may be identified in the future. Such future activities may include, without limitation, raising equity capital, adopting Employee Stock Plans or making acquisition through the use of stock. The Board of Directors has no immediate, understandings, agreements or commitments to issue additional shares of stock for any purposes.

The Board of Directors believes that the increase in authorized capital will make a sufficient number of shares available, should the Company decide to use its shares for one or more of such previously mentioned purposes or otherwise. The Company reserves the right to seek further increases in authorized shares from time to time in the future as considered appropriate by the Board of Directors.

The increased capital will provide the Board of Directors with the ability to issue additional shares of stock without further vote of the shareholders of the Company, except as provided under Nevada corporate law or under the rules of any national securities exchange on which shares of stock of the Company are then listed. Under the Company's Articles of Incorporation, the Company stockholders do not have preemptive rights to subscribe to additional securities which may be issued by the Company, which means that current stockholders do not have a prior right to purchase any new issue of capital stock of the Company in order to maintain their proportionate ownership of the Company's stock. In addition, if the Board of Directors elects to issue additional shares of stock, such issuance could have a dilutive effect on the earnings per share, voting power and shareholdings of current stockholders.

In addition to the corporate purposes discussed above, the authorization of additional capital, under certain circumstances, may have an anti-takeover effect, although this is not the intent of the Board of Directors. For example, it may be possible for the Board of Directors to delay or impede a takeover or transfer of control of the Company by causing such additional authorized shares to be issued to holders who might side with the Board in opposing a takeover bid that the Board of Directors determines is not in the best interests of the Company and our stockholders. The increased authorized capital therefore may have the effect of discouraging unsolicited takeover attempts. By potentially discouraging initiation of any such unsolicited takeover attempts, the increased capital may limit the opportunity for the Company stockholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal. The increased authorized capital may have the effect of permitting the Company's current management, including the current Board of Directors, to retain its position, and place it in a better position to resist changes that stockholders may wish to make if they are dissatisfied with the conduct of the Company's business. However, the Board of Directors is not aware of any attempt to take control of the Company and the Board of Directors did not approve the increase in the Company's authorized capital with the intent that it be utilized as a type of anti-takeover device.

In authorizing additional shares of common stock the potential for dilution of existing shareholder interests is increased. An additional 4,997,500,000 shares will be authorized for issuance by the board of directors of the Company. If all shares of additional common stock to be authorized by the described amendment to the Articles of Incorporation were issued, the current shareholders would be diluted to less than 0.02% of the common stock issued and outstanding at that point in time.

The Board of Directors and a person owning the majority of the outstanding voting securities of the Company have unanimously adopted, ratified and approved resolutions to effect the increase in the number of authorized shares of common stock or the recapitalization. No other votes are required or necessary. The Amendment was filed on or about November 10, 2004.

The primary purposes of the reverse stock split as set forth by the board in the
Schedule 14C are to accomplish the following:

        a) increase the per share price of the common stock to help maintain the interest of the markets b) reduce the number of outstanding shares of common stock to a level more consistent with other public companies with a similar anticipated market capitalization; and c) provide the management of the Company with additional flexibility to issue shares to facilitate future stock acquisitions and financing for the Company.

For the above stated reasons, the board believes that the reverse stock split is in the best interest of the Company and its shareholders. There can be no assurance, however, that the reverse stock split will have the desired benefits.

ITEM 5.  OTHER INFORMATION

On July 10, 2004, the Company authorized the issuance of 500 shares of its common stock to Janet Anderson pursuant to the exercise of her stock options, the shares were registered under the Company's S-8 Registration Statement.

On July 27, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 1,500 shares to Matthew Stevens, 2,250 shares to Donald Decker, 750 shares to Al Pietrangelo, 4,500,000 shares to Christopher Larson, 3,500 shares to Mike Golightly.

On July 27, 2004, pursuant to his termination, the Company cancelled Douglas Little's 1,214 shares of the Company's common stock.

On July 28, 2004, the Company authorized the issuance of 12,000 shares of its common stock to Guy Cook, pursuant to the exercise of his stock options, the shares were registered under the Company's S-8 registration statement.

On August 4, 2004, the Company entered into a lease agreement with Wasatch Capital Corporation, effective July 1, 2004, for a five year period, expiring July 1, 2009. The Agreement allows the Company to lease the premises located at 61 West 100 South, Salt Lake City, Utah, Second Floor, of the Wallace Bennett Building. The monthly rent during the term is to be $ 4,704.00.

On August 9, 2004, the Company entered into a Client Public Relations Agreement with em Productions, for a term of one year, and a monthly fee of $1,500.00, payable to em Productions.

On August 11, 2004 the Company entered into an advisory agreement with Janet Anderson, for a term of twelve months, a wage of to $7 to $10, per piece manufactured, and a total of 3,000 options shares, 2,500 more than her stock option agreement indicated; additional shares were granted to compensate for the drop in the price of the Company's stock. Ms. Anderson was hired to assist the Company with pattern-making.

On August 12, 2004, the Company, as directed and authorized by the board of directors, filed post-effective amendment number one to its S-8 Registration Statement and 2004 Benefit Plan, increasing the number of shares registered by 100,000,000. The total number of shares now registered pursuant to the S-8 Registration Statement and 2004 Benefit Plan of the Company is 150,000,000.

On August 25, 2004, the Company authorized the issuance of 15,000 shares to Tim Hall, pursuant to the exercise of his stock options, the shares were registered under the Company's S-8 Registration Statement.

On September 20, 2004, the Company entered into a one year advisory agreement with Brittney Stevens. The Agreement called for Ms. Stevens to serve as general manager over the Company's design studio. On September 23, 2004, the Company entered into a Stock Option Agreement, granting Ms. Stevens the right to purchase 3,000 shares of the Company's common stock, pursuant to the Company's Benefit Plan. Ms. Stevens was terminated shortly thereafter, and accordingly, these contracts are no longer in effect.

On September 28, 2004, the Company, as directed and authorized by the board of directors, filed post-effective amendment number two to its S-8 Registration Statement and 2004 Benefit Plan, increasing the number of shares registered by 150,000. As of this date, the total number of shares registered pursuant to the S-8 Registration Statement and the 2004 Benefit Plan of the Company is 225,000.

Subsequent Events

On October 6, 2004, the Company entered into an Advisory Agreement and Stock Option agreement with Pedro Zalba. Mr. Zalba will assist the Company with photo shoots for an initial term of three months. The Company agreed to pay him a fee of $1,000 per month payable in S-8 stock, and granted him the option to purchase 5,000 shares of Company stock.

On October 6, 2004, the Company entered into an Advisory Agreement and Stock Option agreement with Chen Li. Ms. Li will assist the Company with promoting sales in China, and locating clothing manufacturers, and showrooms in China. The Company agreed to pay her a fee of $3,000 per month payable in S-8 stock, and granted her the option to purchase 5,000 shares of Company stock.

On October 6, 2004, the Company entered into an Advisory Agreement and Stock Option agreement with Elias Rousso. Mr. Rousso will assist the Company with searching for business acquisitions and qualified merger candidates. The Company agreed to pay him a fee of $3,000 per month payable in S-8 stock, and granted him the option to purchase 5,000 shares of Company stock.

On October 6, 2004, the Company entered into Advisory and Stock Option agreements with Chen Li. Ms. Li will assist the Company with promoting sales in China, and locating clothing manufacturers, and showrooms in China. The Company agreed to pay her a fee of $3,000 per month payable in S-8 stock, and granted her the option to purchase 10,000,000 shares of Company stock.

On October 6, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 5,000 shares to Guy Cook, 5,000 shares to Brittney Stevens, 5,000 shares to Matthew Stevens, 5,000 shares to Tim Hall, 5,000 shares to Christopher Larsen, 5,000 shares to Donald Decker, and 5,000 shares to Alex Bustos.

On October 18, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 7,660 shares to Matthew Stevens, 7,660 shares to Guy Cook, 7,660 shares to Chen Li, 7,660 shares to Elias Rousso, 7,660 shares to Christopher Larsen, and 7,660 shares to Alex Bustos. 7,660 shares to Pedro Zalba, and 7,660 shares to Mike Golightly, and 7,660 shares to Tim Hall.

On October 19, 2004, the Company entered into Advisory and Stock Option agreements with Jaime Dalley. Ms. Dalley will serve the Company as a manger and public relations liason. The Company agreed to pay her a fee of $2,500 per month payable in S-8 stock, and granted her the option to purchase 7,500 shares of Company stock.

On October 6, 2004, the Company entered into an Advisory Agreement and Stock Option agreement with Andrew Pitts. Mr. Pitts will assist the Company in developing and maintaining its activewear division. The Company agreed to pay him a fee of $2,833 per month payable in S-8 stock, and granted him the option to purchase 7,500 shares of Company stock.

On October 18, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 15,000 shares to Matthew Stevens, 15,000 shares to Guy Cook, 15,000 shares to Donald Decker, 15,000 shares to Christopher Larsen, and 15,000 shares to Alex Bustos and 15,000 shares to Mike Golightly, and 15,000 shares to Tim Hall.

On October 22, 2004, the Company, as directed and authorized by the board of directors, filed post-effective amendment number three to its S-8 Registration Statement and 2004 Benefit Plan, increasing the number of shares registered by 500,000. The total number of shares now registered pursuant to the S-8 Registration Statement and 2004 Benefit Plan of the Company is 725,000.

On November 1, 2004, the Company entered into a Consulting Agreement with Empire Relations Group, for an initial term of three months, and a retainer of $21,000. Empire will assist the Company with financial relations, public relations, research services and consulting for equity and bond placements.

On November 4, 2004, the Company entered into Advisory and Stock Option agreements with Florence Somerville. Ms. Somerville will serve the Company as a pattern-maker. The Company agreed to pay her a fee of $2,833 per month payable in S-8 stock, and granted her the option to purchase 7,500 shares of Company stock.

On November 3, 2004, the Company entered into Advisory and Stock Option agreements with Molly Douma. Ms. Douma will serve the Company with marketing, sales research, product targeting, and acting as a public relations liason, for an initial term of six months. The Company agreed to pay her a fee of $12.00 per hour, payable in S-8 stock, and granted her the option to purchase 5,000 shares of Company stock.

On November 18, 2004, the Company, as directed and authorized by the board of directors, filed post-effective amendment number four to its S-8 Registration Statement and 2004 Benefit Plan, increasing the number of shares registered by 1,400,000. The total number of shares now registered pursuant to the S-8 Registration Statement and 2004 Benefit Plan of the Company is 2,125,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits: (1) Under a Form 8-K/A filed on September 24, 2004. (2) Under a Form 8K filed on October 18, 2004.


                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

         DARK DYNAMITE, INC.

         Date: November 22, 2004                 /s/ Jared Gold
                                          ------------------------------------
                                          Jared Gold, CEO, CFO and Director



                                     INDEX TO EXHIBITS

         Exhibit           Page
         No.                  No.       Description
         ------------     --------      ----------------------------------------------------
         Certifications

         31(i)             23           Certification of Chief Executive Officer and Chief
                                         Financial Officer.
         32(i)             24           Statement required by 18 U.S.C. Section 1350, as
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

         Additional Exhibits


         99(ix)          25              July 10, 2004 Stock Option Agreement for the issuance of
                                        1,000,000 shares of its common stock to Janet Anderson
                                        pursuant to the exercise of her stock options, the shares
                                        were registered under the Company's S-8 Registration
                                        Statement.


         99(x)       27      July 27, 2004, Stock Option Agreement for the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 3,000,000 shares to Matthew Stevens, 4,500,000 shares to Donald Decker, 1,500,000 shares to Al Pietrangelo, 4,500,000 shares to Christopher Larson, 7,000,000 shares to Mike Golightly.


         99(xi)      40      July 28, 2004, Stock Option Agreement for the issuance of 24,000,000 shares of its common stock to Guy Cook, pursuant to the exercise of his stock options, the shares were registered under the Company's S-8 registration statement.


         99(xii)     42      August 4, 2004, lease agreement with Wasatch Capital Corporation, effective
                             July 1, 2004, for a five year period, expiring July 1, 2009. The Agreement allows the Company to lease the premises located at 61 West 100 South, Salt
                             Lake City, Utah, Second Floor, of the Wallace Bennett Building. The monthly rent during the term is to be $ 4,704.00.


         99(xiii)    50       August 9, 2004, Client Public Relations Agreement with em
                              Productions, for a term of one year, and a monthly fee of
                              $1,500.00, payable to em Productions.


         99(xiv)     52      August 11, 2004 advisory agreement with Janet Anderson, for a term of twelve months, a wage of to $7 to $10, per piece manufactured, and a total of
                             6,000,000 options shares, 5,000,000 more than her stock option agreement indicated; additional shares were granted to compensate for the drop in the price of the Company's stock.  Ms. Anderson was hired to assist the Company with pattern-making.


         99(xv)      56      August 25, 2004, Stock Option Agreement for the issuance of 30,000,000 shares to Tim Hall, pursuant to the exercise of his stock options, the shares were registered under the Company's S-8 Registration Statement.


         99(xvi)     58      September 20, 2004, advisory agreement with Brittney
                             Stevens. The Agreement called for Ms. Stevens to serve as
                             general manager over the Company's design studio. On
                             September 23, 2004, the Company entered into a Stock Option
                             Agreement, granting Ms. Stevens the right to purchase
                             6,000,000 shares of the Company's common stock, pursuant to the Company's Benefit Plan. Ms. Stevens was terminated
                             shortly thereafter, and accordingly, these contracts are no longer in effect.


                    October 6, 2004, Advisory Agreement and Stock Option agreement with Pedro Zalba.  Mr.
99(xvii)    63      Zalba will assist the Company with photo shoots for an initial term of three months.  The
                    Company agreed to pay him a fee of $1,000 per month payable in S-8 stock, and granted him the option to purchase
                    10,000,000 shares of Company stock.


99(xviii)   64      October 6, 2004,  Advisory Agreement and Stock Option agreement with Chen Li.  Ms. Li will assist the Company with promoting sales in China, and locating clothing manufacturers, and showrooms in China.  The Company agreed to pay her a fee of
                    $3,000 per month payable in S-8 stock, and granted her the option to purchase
                    10,000,000 shares of Company stock.


99(xix)     70      October 6, 2004, Advisory Agreement and Stock Option agreement with Elias Rousso.
                    Mr. Rousso will assist the Company with searching for business acquisitions and qualified merger candidates.  The Company agreed to pay him a fee of $3,000 per month payable in S-8 stock, and granted him the option to purchase 10,000,000 shares of Company stock.


99(xx)      72      October 6, 2004, Stock Option Agreement for the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 10,000,000 shares to Guy Cook, 10,000,000 shares to Brittney Stevens, 10,000,000 shares to Matthew
                    Stevens, 10,000,000 shares to Tim Hall, 10,000,000 shares to Christopher Larsen,
                    10,000,000 shares to Donald Decker, and 10,000,000 shares to Alex Bustos.


99(xxi)     88      October 18, 2004, Stock Option Agreement for the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 15,320,000 shares to Matthew Stevens, 15,320,000 shares to Guy Cook, 15,320,000 shares to Chen Li,
                    15,320,000 shares to Elias Rousso, 15,320,000 shares to Christopher Larsen, and
                    15,320,000 shares to Alex Bustos.  15,320,000 shares to Pedro Zalba, and 15,320,000 shares to Mike Golightly, and 15,320,000 shares to Tim Hall.


99(xxii)    105     October 18, 2004, Stock Option Agreement for the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 30,000,000 shares to Matthew Stevens, 30,000,000 shares to Guy Cook, 30,000,000 shares to Donald
                    Decker, 30,000,000 shares to Christopher Larsen, and 30,000,000 shares to Alex Bustos and 30,000,000 shares to Mike Golightly, and 30,000,000 shares to Tim Hall.

99(xxiii)
            117     October 19, 2004, Advisory and Stock Option agreements with
                    Jaime Dalley. Ms. Dalley will serve the Company as a manger and public relations liason. The Company agreed to pay her a fee of $2,500 per month payable in S-8 stock, and granted her the option to purchase 15,000,000 shares of Company stock..


99(xxiv)    122     November 1, 2004, Consulting Agreement with Empire Relations Group, for an initial term of three months, and a retainer of $21,000.  Empire will assist the Company with financial relations, public relations, research services and consulting for equity and bond placements.


99(xxv)     126     October 28, 2004, Advisory Agreement and Stock Option agreement with Andrew Pitts.
                    Mr. Pitts will assist the Company in developing and maintaining its activewear division.
                    The Company agreed to pay him a fee of $2,833 per month payable in S-8 stock, and granted him the option to purchase 15,000,000 shares of Company stock.


99(xxvi)    131     October 28, 2004, Stock Option Agreement for the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 30,000,000 shares to Matthew Stevens, 30,000,000 shares to Guy Cook, 30,000,000 shares to Donald
                    Decker, 30,000,000 shares to Christopher Larsen, and
                    30,000,000 shares to Alex Bustos and 30,000,000 shares to Mike Golightly, and 30,000,000 shares to Tim Hall.


99(xxvii)   159     November 4, 2004, Advisory and Stock Option agreements with Florence Somerville.  Ms.
                    Somerville will serve the Company as a pattern-maker.  The Company agreed to pay her a fee of $2,833 per month payable in S-8 stock, and granted her the option to purchase
                    15,000,000 shares of Company stock.


99(xxviii)  161     November 3, 2004, Advisory and Stock Option agreements with Molly Douma. Ms.
                    Douma will serve the Company with marketing, sales research, product targeting, and acting as a public relations liason, for an initial term of six months.  The Company agreed to pay her a fee of $12.00 per hour, payable in S-8 stock, and granted her the option to purchase 10,000,000 shares of Company stock.


                                       22

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     Date: November 22, 2004          /s/ Jared Gold
                                     ----------------------------------
                                     President, CEO and CFO, Jared Gold

Exhibit 32(i)

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                              AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Dark Dynamite, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jared Gold, Sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

/s/ Jared Gold
---------------
Jared Gold
CEO and CFO
November 22, 2004




Exhibit 99(i)

                                          STOCK OPTION AGREEMENT

      This Stock Option Agreement ("Stock Option Agreement") is granted this July 10,
2004 by Dark Dynamite, Inc. (the "Company") to Janet Anderson, a Utah resident
("Optionee").

PREMISES

A. The Company has received valuable services from Optionee in the past, desires to retain her services in the future, and to compensate and provide an incentive to the Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 1,000,000, shares of the Company's common stock, par value $0.001.

B. The options will have a floating option price set at 75% of the market price at the time of exercise. The options and shares issued subject to this Stock Option Agreement shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

C.             These Options are being granted pursuant to the 2004 Benefit
               Plan, which is incorporated herein by this reference.

                                           GRANT
               right and option ("Option") to purchase all of the above described 1,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

        2. Vesting. The option to purchase 1,000,000 shares of the Company=s common stock shall vest , provided that the Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated August 11, 2004, and Optionee fulfills her obligations under such agreement.

3. Term of Option. This Option may be exercised, in whole or in part, at any time but before 2 Years have elapsed from the date of this Option.

4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise, a form of which is attached hereto as Exhibit "A," and incorporated herein by this reference, setting forth the number of Options, along with a signed letter of instruction to the stock broker
               Optionee will employ in selling the shares, indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common
               Stock required to satisfy this Option.

7.             Adjustments to Number of Shares. The number of shares of Common
               Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, or recapitalization of the Common Stock as provided in the Stock Benefit Plan.








8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the Board of Directors.

9. Restrictions on Transfer. The Option has not been registered under the Securities Act of
               1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met, or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this
               Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the
               Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.



/s/ Janet Anderson
    /s/ Jared Gold



                            AMENDED STOCK OPTION AGREEMENT

        This Amended Stock Option Agreement ("Stock Option Agreement") is granted this 27th day of July,
2004 by Dark Dynamite, Inc. (the "Company") to Matthew Stevens, a Utah resident ("Optionee").

                                           PREMISES

A. The Company has received valuable services from Optionee in the past and desires to retain and compensate Optionee for these services by issuing
               Optionee an option (the "Option") to purchase a total of 3,000,000, shares of the Company's common stock, par value $0.001 to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8"). The exercise price of the Common
Stock issuable on exercise of the options at the date of this grant shall be 75% of bid at close on day of exercise.
C. These Options are being granted pursuant to the 2004 Benefit Plan, which is incorporated herein by this reference.

                                             GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option
               ("Option") to purchase all of the above described 3,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

2. Vesting. The option to purchase 3,000,000 shares of the Company=s common stock shall vest provided that Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated June 29th, 2004 and Optionee fulfills his obligations under such agreement.

3. Term of Option. This Option may be exercised, in whole or in part, at any time but before
               2 Years has elapsed from the date of this Option.

4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule
144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Benefit Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.





9. Restrictions on Transfer. The Option has not been registered under the Securities Act of
               1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this
               Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the
               Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.


/s/ Matthew Stevens
    /s/ Jared Gold



                            AMENDED STOCK OPTION AGREEMENT

        This Amended Stock Option Agreement ("Stock Option Agreement") is granted this 10th day of
August,  2004 by Dark Dynamite, Inc. (the "Company") to Matthew Stevens, a Utah resident ("Optionee").

                                           PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 6,000,000, shares of the Company's common stock, par value $0.001 to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").
B. The exercise price of the Common Stock issuable on
               exercise of the options at the date of this grant shall be 75% of bid at close on day of exercise.
C. These Options are being granted pursuant to the 2004 Benefit Plan, which is incorporated herein by this reference.

                                             GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option
               ("Option") to purchase all of the above described 6,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

2. Vesting. The option to purchase 6,000,000 shares of the Company=s common stock shall vest as follows provided that Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated June 29th, 2004 and Optionee fulfills his obligations under such agreement: July 12, 2004- 1,500,000 August 26, 2004 - 500,000, September 26, 2004 -
               500,000, October 26, 2004 - 500,000, November 26, 2004 - 500,000,
               December 26, 2004 -500,000, January 26, 2005 -500,000, February
               26, 2005 -500,000, March 26, 2005 -500,000, April 26, 2005
               -500,000.

3. Term of Option. This Option may be exercised, in whole or in part, at any time but before
               2 Years has elapsed from the date of this Option.

4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule
               144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Benefit Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.


9. Restrictions on Transfer. The Option has not been registered under the Securities Act of
               1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this
               Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the
               Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

/s/ Matthew Stevens
    /s/ Jared Gold

                      STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted this 27th day of July, 2004 by Dark Dynamite, Inc. (the "Company") to Al Pietrangelo a New Jersey resident ("Optionee").

                                PREMISES

A. The Company has received valuable services from Optionee in the past, and desires to retain and compensate Optionee for these services by issuing
           Optionee an option (the "Option") to purchase a total of 1,500,000, shares of the Company's common stock, par value $0.001 to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").
B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of bid at close on day of exercise. C. These Options are being granted pursuant to the 2004 Benefit Plan, which is incorporated herein by this reference.

                                      GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option
               ("Option") to purchase all of the above described 1,500,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan.

2. Vesting. The option to purchase 1,500,000 shares of the Company=s common stock shall vest provided that the Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated May 26, 2004 and Optionee fulfills his obligations under such agreement has elapsed from the date of this Option subject to the vesting terms above and the continued retention of Advisor as set forth in the Advisory Agreement dated May 26, 2004.

4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

9. Restrictions on Transfer. The Option has not been registered under the Securities Act of
               1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom after the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this
               Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the
              Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

     IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.


/s/ Al Pietrangelo                                   /s/ Jared Gold
Al Pietrangelo, Optionee                          Jared Gold, President

                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted this 27th day of July, 2004 by Dark Dynamite, Inc. (the "Company") to
                  Donald Decker, a Utah resident ("Optionee").

                                    PREMISES

A. The Company has received valuable services from Optionee in the past, and desires to retain and compensate Optionee for such services. Accordingly, the Company desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 4,500,000, shares of the Company's common stock, par value $0.001. The options and shares issued subject to this Stock Option Agreement shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

C. These Options are being granted pursuant to the 2004 Benefit Plan, which is incorporated herein by this reference.

                                      GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option
               ("Option") to purchase all of the above described 4,500,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

2. Vesting. The option to purchase 4,500,000 shares of the Company=s common stock shall vest, provided that the Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Employment Agreement dated March 25, 2004, and Optionee fulfills his obligations under such agreement.

3. Term of Option. This Option may be exercised, in whole or in part, at any time but before
           2 Years have elapsed from the date of this Option.

4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise, a form of which is attached hereto as Exhibit "A," and incorporated herein by this reference, setting forth the number of Options, along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares, indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.
6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, or recapitalization of the Common Stock as provided in the Stock Benefit Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the Board of Directors.

9. Restrictions on Transfer. The Option has not been registered under the Securities Act of
               1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom, unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met, or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this
               Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.


 /s/ Donald Decker                          /s/ Jared Gold
 Donald Decker, Optionee                Jared Gold, President

                                STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted this 27th day of July, 2004 by Dark Dynamite, Inc. (the "Company") to Christopher Larson, a Utah resident ("Optionee").

                                           PREMISES

A. The Company has received valuable services from Optionee in the past and desires to retain and compensate Optionee for these services by issuing
 Optionee an option (the "Option") to purchase a total of 4,500,000, shares of the Company's common stock, par value $0.001 to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of bid at close on day of exercise. C. These Options are being granted pursuant to the 2004 Benefit Plan, which is incorporated herein by this reference.

                                             GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option
               ("Option") to purchase all of the above described 4,500,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan.

2. Vesting. The option to purchase 4,5000,000 shares of the Company=s common stock shall vest provided that the Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated June 7, 2004 and Optionee fulfills his obligations under such agreement.
  has elapsed from the date of this Option subject to the vesting terms above and the continued retention of Advisor as set forth in the Advisory Agreement Dated May 26, 2004.

4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this
             Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.
9. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom after the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

               The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement to be filed with the Securities and Exchange Commission.
10. Record Owner. The Company may deem the Optionee as the absolute owner of this
               Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.
11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to theb Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.
12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

\/s/ Christopher Larson                           /s/ Jared Gold
Christopher Larson, Optionee                 Jared Gold, President

                                STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted this 27th day of July, 2004 by Dark Dynamite, Inc. (the "Company") to Michael Golightly, a Utah resident ("Optionee").

                                        PREMISES

A. The Company has received valuable services from Optionee in the past and desires to retain and compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 7,000,000 shares of the Company's common stock, par value
              $0.001 to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8"). Optionee is hereby contractually bound to complete a minimum of 12 months services.

B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of bid at close the day of exercise per share for the 7,000,000 shares.

C. These Options are being granted pursuant to the 2004 Benefit Plan, which is incorporated herein by this reference.

                                             GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option
               ("Option") to purchase all of the above described 7,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan.

2. Vesting. The option to purchase all of the shares of the Company=s common stock shall vest provided that the Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated April 16, 2004.

3. Term of Option. This Option may be exercised, in whole or in part, at any time but before
               1 year has elapsed from the date of this Option.

4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

9. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes.

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

Michael Golightly, Optionee
   Jared Gold, President


                                    STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted this 28th day of July, 2004 by Dark
Dynamite, Inc. (the "Company") to Guy Cook, a Utah resident ("Optionee").

                                           PREMISES

A. The Company is receiving valuable services from Optionee , and anticipates receiving such services in the future. Accordingly, the Company desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 10,000,000, shares of the Company's common stock, par value $0.001.

               The options and shares issued subject to this Stock Option
               Agreement shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form
               S-8").
                                        GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option")
               to purchase all of the above described 10,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

2. Vesting. The option to purchase 10,000,000 shares of the Company=s common stock shall vest as follows, provided that the Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated June 10, 2004, and Optionee fulfills his obligations under such agreement: in the amount of 10,000,000 shares, on or about the October 6, 2004.
4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise, a form of which is attached hereto as Exhibit
           "A," and incorporated herein by this reference, setting forth the number of Options, along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares, indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule
144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, or recapitalization of the Common Stock as provided in the Stock Benefit Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the Board of Directors.

9. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes.
               Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has


                                              14
               or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met, or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

 /s/ Guy Cook                           /s/ Jared Gold
Guy Cook, Optionee                 Jared Gold, President




                                       LEASE AGREEMENT

This Lease Agreement  made and entered into as of May 13, 2004 between WASATCH CAPITAL CORPORATION., a Utah Corporation ("Landlord"), and Dark Dynamite, Inc., a Nevada Corporation ("Tenant") .

                                      R E C I T A L S :

 Whereas the parties hereto wish to resolve all issues between them that exist as of the date of the lease, the execution of this Lease releases all such issues and claims between the parties.

 Tenant desires to lease from Landlord and Landlord is willing to lease to Tenant certain premises, which Tenant presently leases and occupies being described as:

  7000 square feet on the second level of the Bennet Building and approximately
4557 square feet in the basement of the same building located directly below the street level area and as identified on Exhibit "A" attached hereto, and having an address of 63, 65 and 67 West 100 South, Salt Lake City, Utah, 84101.

A G R E E M E N T:

 NOW, THEREFORE, it is mutually agreed by and between Landlord and Tenant as follows:

                                          ARTICLE 1
                          LEASING AGREEMENT; USE; TERM
LEASING AGREEMENT:
  1.1For and in consideration of the rents herein reserved and of the covenants and agreements herein to be performed by Tenant, Landlord hereby leases to Tenant and Tenant hereby leases from Landlord the area, described above, together with all fixtures and improvements thereon, excluding any trade fixtures and improvements that are presently on the premises and which Tenant brought onto the premises under the prior lease and which are used as trade fixtures in the operation of Tenant's business, (the "Premises").

USE:
  1.2Tenant shall use the Premises as a design room and warehouse facility or any other lawful use during the term hereof.

TERM:
  1.3The initial term of the Lease shall be for a period of three (3) years, commencing May 1st, 2004, and terminating on June 30, 2007 unless sooner terminated as provided herein. The initial term of this Lease is hereafter referred to as the "Term." Tenant shall have an option to renew this Lease, on the same terms and conditions, for one additional five year term through June
30, 2012 the option period shall have a base rent as specified in 2.1 herein
(the "Extended Terms"). The rent during the Term and Extended Terms shall be as specified in Section 2.1 hereof. Tenant shall exercise its right to extend this Lease by delivering written notice thereof to Landlord at least 60 days prior to the expiration of the Term but no earlier than 120 days prior to the expiration of the Term. All rights to an extension shall terminate upon the termination of the lease prior to tenant's notice of exercise, including all rights under
Section 7.4 ("Buy-Out") hereof.

                                          ARTICLE 2
                                             RENT
BASE RENT:
  2.1The base monthly rent (the "Base Monthly Rent") during the Term shall be $1,500.00 per month. Upon the next anniversary of the date of this Lease, the Base Monthly Rent shall increase 5% (five per cent) and base rent shall increase by an additional 5% (five per cent) on each anniversary of the date of this lease thereafter, including the three year extension if exercised by tenant through March 1st, 2007. Rent is due on the 1st day each month. If it is not paid by the 10th day of the month, the Landlord will assess 10% (ten per cent) of the Base Monthly Rent, as a late fee. As used herein, the term "Lease Year" means the twelve month period beginning on the date hereof or any anniversary thereof.


BUILDING OPERATING COSTS:
ADDITIONAL RENT:
  2.2     a)
 Tenant will be responsible for its pro rata share of all real estate taxes assessed directly to the property.

           (b)
 Tenant will pay all licensing and inspection fees required by the state of Utah, County of Salt Lake or City of Salt Lake and which are directly related to the operation of its business on the premises.

           ( c) Tenant will pay its pro rata share of the costs of providing insurance coverage for the premises, as to fire, destruction and other casualty, payment shall be due upon presentment of a complete copy of the insurance policy on the building. Tenant shall be entitled to contact the insurance agent named in the policy to obtain information regarding the policy and its' coverage.

   (d) Tenant's pro rata share is 10.76%, Tenant shall pay all pro rata expenses when such payments are due to be made by Landlord and upon 20 days written notice from Landlord which shall include copies of statements from the taxing body or insurance provider. Landlord shall upon the written request of Tenant provide documentation to prove payment of any such expenses referred to in this section.

PLACE OF PAYMENT:
  2.3All rent payable hereunder (collectively, the "Rent") shall be paid to Landlord, Wasatch Capital Corporation, 268 West 400 South, Suite 300, Salt Lake City, Utah, 84101, or at such other place as Landlord may from time to time direct in writing. Tenant may deliver payment by check made payable to Wasatch Capital Corporation via First Class Mail, postage prepaid, certified mail or personal delivery.

                                    ARTICLE 3
                                SECURITY DEPOSIT
DEPOSIT:
  3.1 Landlord acknowledges that it has a security deposit in the amount of $1,000.00, previously deposited by the Tenant, as security for the prompt and faithful performance by Tenant of all of its obligations under this Lease.

                                    ARTICLE 4
                       SERVICES BILLED DIRECTLY TO TENANT

SERVICES:
  4.1Tenant agrees to promptly pay all charges incurred by Tenant in Tenant's name during the Term and the Extended Terms for gas, electricity, telephone service and any other utilities

                                      ARTICLE 5
                          MAINTENANCE, REPAIRS & REPLACEMENTS;
                        CONDITION OF PREMISES; MECHANIC'S LIENS

TENANT'S OBLIGATIONS:
  5.1Landlord agrees that it shall, at its sole expense, during the Term and the Extended Terms, make all repairs and such replacements to the Premises necessary to maintain the roof, exterior walls, exterior doors, the electrical and plumbing systems outside of the premises and the heating, ventilating and air conditioning systems and like systems serving the Premises in good working condition.

  Tenant shall give prompt notice to Landlord of any accidents to, defects in, or malfunctions of electrical systems serving the Premises.

  Tenant shall, at its sole expense, maintain the Premises in the same or better conditions as existed on May 1, 2004, normal wear and tear excepted, except for those items identified as Landlord's responsibility. Tenant shall return the premises to Landlord in the same condition as existed on May 1, 2004, normal wear and tear excepted.

  Landlord and Tenant may agree in writing, at least thirty days prior to the end of the Term or the Extended Terms, Tenant may leave some or all of its improvements, alterations and/or additions in the premises. Nothing herein contained shall prevent the installation of Tenant's trade fixtures in the Premises, provided that such trade fixtures shall be installed and removed upon termination of the Lease without damage to the Premises. Tenant shall be solely responsible for making sure that the Premises comply, and any alteration or addition to the Premises by Tenant shall be completed in conformity, with all laws, rules, and regulations of any governmental entity having jurisdiction over the

Premises, including the Americans With Disabilities Act Accessibility Guidelines and the Federal Register III, Appendix "A."

 All duties not specified herein as those of the Tenant shall be the responsibility of the landlord with regard to maintenance and repair.

CONDITION OF PREMISES:
  5.2Tenant presently occupies, has examined and knows the condition of the Premises. No promise of Landlord to alter, remodel or improve the Premises or the Building and no representation respecting the condition of the Premises or the Building have been made by Landlord to Tenant, unless the same is contained herein, or made a part hereof. At the termination of the Lease by lapse of time or otherwise, Tenant shall return the Premises in as good condition as when Tenant took possession, ordinary wear and loss excepted.

MECHANIC'S LIENS:
  5.3Tenant shall keep the Premises and the Building of which Premises are a part free from any liens arising out of work performed, materials furnished, or obligation incurred by Tenant and shall indemnify, hold harmless and defend Landlord from any liens and encumbrances arising out of work performed or materials furnished by or at the direction of Tenant.

                                          ARTICLE 6
                                          INSURANCE

TENANT'S INSURANCE:
  6.1Tenant shall, at its expense, obtain and keep in force at all times during the Term and the Extended Terms the following insurance coverages:

   (a) Comprehensive General Liability Insurance providing coverage in the minimum amount of One Million Dollars ($1,000,000) combined single limit against liability for injury to, or death of, one or more persons and against liability arising out of property damage.

 All such insurance shall be written by such company or companies as are licensed by the State of Utah to provide insurance and shall provide that Landlord shall be given a minimum of ten days written notice by the company carrying the risk in the event of cancellation, termination or change of such insurance. Landlord shall be named as an additional loss payee in all such policies.

  All such liability insurance policies shall cover the entire Premises and any Common Areas adjacent to the Premises. Tenant shall furnish Landlord upon Landlord's written request with certificates of insurance issued by such insurer or insurers under such policies showing the coverage thereunder to be in force at all times during the Term or the Extended Terms.

INDEMNIFICATION OF LANDLORD:
  6.2Tenant shall indemnify and hold harmless Landlord from and against any and all claims arising from Tenant's use of the Premises or the conduct of its business or from any activity, work, or other thing done, permitted or suffered by Tenant in or about the Premises, and shall further indemnify and hold Landlord harmless from and against any and all claims arising from any breach or default by Tenant in the performance of its obligations hereunder, and from and against any and all costs, attorneys' fees, expenses and liabilities incurred in connection with any such claim.

                                          ARTICLE 7
                       ESTOPPEL LETTER; SUBORDINATION AND
                               ATTORNMENT; BUY-OUT

ESTOPPEL LETTER:
  7.1Within fifteen days after request therefor by Landlord, or in the event that upon any sale, assignment or hypothecation of the Premises and/or the Building by or on behalf of Landlord, an Estoppel Letter shall be required from Tenant, Tenant agrees to deliver in recordable form a certificate to any proposed mortgagee or purchaser or to Landlord, certifying that the Lease is unmodified and in full force and effect (or if there have been modifications, that the Lease, as modified, is in full force and effect, and stating the modifications) and that there are no defenses or offsets thereto, or stating those claimed by Tenant, the dates to which Rent and other charges have been paid, and any other factual data relating to the Lease or the Premises which Landlord may reasonably request.

SUBORDINATION AND ATTORNMENT:

  7.2The Lease is and shall always be subject to the lien of any first mortgage including a trust deed in the nature of a mortgage, which may now or hereafter affect the Premises or the Building, and to all renewals, consolidations, replacements and extensions of the first mortgage, provided the holder of such mortgage agrees, that in the event of foreclosure and so long as no default exists or other event has occurred which would entitle Landlord to terminate the Lease or Tenant's right to possession, such holder shall recognize the Lease and not disturb the possession of Tenant hereunder and provided further that such holder of the mortgage shall not thereby be (a) held liable for any act or omission of any prior lessor or (b) subject to any offsets or defenses which Tenant might have against any prior lessor or ( c) bound by any Rent which Tenant might have paid in advance of the due date thereof or (d) bound by any amendment or modification of the Lease made subsequent to the making of such mortgage without the prior written consent of the holder thereof. In such event, Tenant agrees to, and does hereby, attorn to such holder of the mortgage, or any purchaser upon foreclosure, or their successors and assigns which attornment shall be effective and self-operative without the execution of any further instruments. Tenant hereby further agrees to execute such instruments and assurances as such holder of the mortgage may deem reasonably necessary to evidence the subordination of the Lease and Tenant's attornment to such holder or purchaser.

  7.3Tenant, upon written request, shall within fifteen days execute such instruments or certificates to carry out the intent of Sections 7.1 and 7.2 as shall be requested by Landlord. BUY-OUT:
  7.4 In the event that Landlord sells the building to a bonafide third party, which is not related to Landlord, Landlord's principals, agents or officers and/or related businesses, and as a condition thereof all pending leases are to be terminated, the parties agree that Tenant's damages are limited to and agreed to be equal to the remaining rent owed under the then existing term or "extended term" of the lease. In the event that any such sale is not completed Tenant shall be entitled to remain in the premises, or reenter if Tenant has previously vacated, in accordance with the provisions of this lease. Tenant shall be paid at the time the sale closes from the sale proceeds, from funds held by the closing agent and paid directly to the Tenant. Tenant cannot be compelled to vacate the premises until (a) Tenant is paid and (b) for a period of 8 days after the closing of the sale. In the event such a termination by Landlord occurs prior to the extension specified in Section 1.3, the Landlord's termination shall prevent exercise of the extension by the Tenant. Tenant shall be given notice no less than 120 days prior to Tenant's obligation to vacate the premises.


                                          ARTICLE 8
                              DEFAULTS AND LANDLORD'S REMEDIES;
                              HOLDING OVER; MORTGAGEE PROTECTION

DEFAULTS AND LANDLORD'S REMEDIES:
  8.1Defaults by Tenant and Landlords remedies are described below:

   (a) If any voluntary or involuntary petition or similar pleading under any section or sections of any bankruptcy act shall be filed by or against Tenant, or any voluntary or involuntary proceeding in any court of tribunal shall be instituted to declare Tenant insolvent or unable to pay its debts, and in the case of any involuntary petition or proceeding, the petition or proceeding is not dismissed within forty-five days from the date it is filed, Landlord may elect, but is not required, and with or without notice of such election, and with or without entry or other action by Landlord, to forthwith terminate the Lease.

   (b) If Tenant defaults in the payment of any installment of Rent or any other sum due Landlord hereunder and Tenant does not cure the default within ten days after written demand for payment, or if Tenant defaults in the prompt and full performance of any other provision of the Lease, and Tenant does not cure the default within ten days (forthwith, if the default involves a hazardous condition) after written demand by Landlord that the default be cured, or if the leasehold interest of Tenant be levied upon under execution or be attached by process of law, or if Tenant makes an assignment for the benefit of creditors, or if a receiver be appointed for any property of Tenant, or if Tenant abandons the Premises, then and in any such event Landlord may, if Landlord so elects but not otherwise, and with 10 day written notice of such election and with or without any further demand whatsoever, forthwith terminate the Lease and Tenant's right to possession of the Premises.

   ( c )Upon any termination of the Lease, whether by lapse of time or otherwise, or upon any termination of Tenant's right to possession without termination of the Lease, Tenant shall surrender possession and vacate the Premises immediately, and deliver possession thereof to Landlord, and hereby grants to Landlord full and free license to enter into and upon the Premises in such event with or without process of law and to repossess Landlord of the Premises as of Landlord's former estate and to expel or remove Tenant and any others who may be occupying or within the Premises and to remove any and all property therefrom, using such force as may be necessary, without being deemed in any manner guilty of trespass, eviction or forcible entry or detainer, and without relinquishing Landlord's rights to Rent or any other right given to Landlord hereunder or by operation of law.

   (d) If twice during any calendar year the payment of any installment of Rent or any other sum due Landlord is returned as unpayable because of insufficient funds or otherwise, Landlord shall have the right to elect, without waiving any other rights hereunder, to require that all future payments be made in certified funds.

                                          ARTICLE 9
                            ASSIGNMENT AND SUBLETTING

ASSIGNMENT AND SUBLETTING:
  9.1Tenant shall not assign, transfer, mortgage, pledge, hypothecate or encumber this Lease or any interest therein, and shall not sublet the Premises or any part thereof, without the prior written consent of Landlord, which shall not be unreasonably withheld, and any attempt to do so without such consent shall be void and shall constitute a breach of this Lease.
                                          ARTICLE 10
                           EMINENT DOMAIN; DESTRUCTION OF PREMISES
                            OR BUILDING; NON-LIABILITY OF LANDLORD

EMINENT DOMAIN:
  10.1 If all or any portion thereof which includes a substantial part of the Premises, shall be taken or appropriated for public or quasi-public use by right of eminent domain, either party shall have the right, at its option, exercisable within thirty (30) days of receipt of notice of such taking, to terminate this lease as of the date possession is taken by the condemning authority. Tenant reserves the right to apply to the condemning authority for a separate award representing the value of all improvements made by the Tenant and taken by the condemning authority. Upon its receipt Landlord will provides copies of any such notice, from the condemning authority, to Tenant. TOTAL OR PARTIAL DESTRUCTION OF PREMISES:
  10.2 If the Premises shall be damaged by fire, the elements, unavoidable accident or other casualty, but are not thereby rendered untenantable in whole or in part, and such damage is not caused by the act, or failure to act, of Tenant, its employees, agents, licensees, permittees or invitees, Landlord shall, at its own expense, cause such damage to be repaired, and Rent shall not abate. If by reason of such occurrence, the Premises shall be rendered untenantable only in part, Landlord shall, at Landlord's own expense, cause the damage to be repaired, and Rent shall meanwhile abate proportionately as to the portion of the Premises rendered untenantable until the Premises have been rendered tenantable. If the Premises shall be rendered wholly untenantable by reason of such occurrence, Landlord shall, at its own expense, cause such damage to be repaired, and Rent shall meanwhile abate until the Premises have been restored and rendered tenantable, or Landlord may, at its election, terminate the Lease and the tenancy hereby created by giving to Tenant, within the thirty days following the date of such occurrence, notice of Landlord's election so to do and, in the event of such termination, Rent shall be adjusted as of such date. In the event that the premises, or any portion of the premises, are rendered untenable for ten (10) days or more, Tenant, at Tenants sole option, may terminate this lease.

NON-LIABILITY OF LANDLORD:
  10.3 Landlord shall not be liable for any damage to any property of Tenant or of others located on the Premises, nor for the loss of or damage to any property of Tenant or of others by theft or otherwise, which loss or damage was not the result of Landlord's negligence. Landlord shall not be liable for any injury or damage to persons or property resulting from fire, explosion, falling plaster, gas, electricity, water, rain or snow or leaks from any part of the Premises or from the pipes, appliances or plumbing works or from the roof, street or sub-surface of from any other place or by dampness or by any other cause of whatsoever nature, which loss or damage was not a result of Landlord's negligence. Landlord shall not be liable for any such damage caused by occupants of adjacent property, or the public, or caused by operations in construction of any private, public or quasi-public work, which loss or damage was not a result of Landlord's negligence. All property of Tenant kept or stored on the Premises shall be so kept or stored at the risk of Tenant only, and Tenant shall hold Landlord harmless from any claims arising out of damage to the same, unless such damage shall be caused by the negligence of Landlord.

                                          ARTICLE 11
                                        MISCELLANEOUS

RECEIPT OF RENT AFTER TERMINATION:
  11.1 No receipt of money by Landlord from Tenant after the termination of the Lease or after the commencement of any new suit, or after final judgment for possession of the Premises shall renew, reinstate, continue or extend the term of this Lease or affect any such new suit or judgment.

WAIVER:
  11.2 No waiver of any default of Tenant hereunder shall be implied from any omission by Landlord to take any action on account of such default if such default persists or be repeated, and no express waiver shall affect any default other than the default specified in the express waiver and that only for the time and to the extent therein stated.

MUTUAL WAIVER OF SUBROGATION RIGHTS:
  11.3 Whenever (a) any loss, cost, damage or expense resulting from fire, explosion or any other casualty or occurrence is incurred by either of the parties to the Lease in connection with the Premises or the Building in which the Premises are located, and (b) such party is then covered in whole or in part by insurance with respect to such loss, cost, damage, or expense, then the party so insured hereby releases the other party from any liability it may have on account of such loss, cost, damage or expense to the extent of any amount recovered by reason of such insurance, and waives any right of subrogation which might otherwise exist in or accrue to any person on account thereof, provided that such release of liability and waiver of the right of subrogation shall not be operative in any case where the effect thereof is to invalidate such insurance coverage or increase the cost thereof (provided, that in the case of increased cost, the other party shall have the right, within thirty days following written notice, to pay such increased cost, thereupon keeping such release and waiver in full force and effect).

BINDING ON ASSIGNEES:
  11.4 Subject to the provisions of Section 9.1 hereof, each provision hereof shall extend to and shall, as the case may require, bind and inure to the benefit of Landlord and Tenant and their respective heirs, legal representatives, successors and assigns.

BROKERS' COMMISSIONS:
  11.5 Landlord and Tenant represent and warrant that there are no claims for brokerage commissions or finder's fees in connection with the execution of the Lease, and each of the parties agrees to indemnify the other against and hold it harmless from all liabilities arising from any such claim (including, without limitation, attorneys' fees in connection therewith, whether incurred with or without suit).

ENTIRE AGREEMENT:
  11.6 The Lease and the Exhibits, if any, attached hereto and made a part hereof, set forth all the covenants, promises, agreements, conditions and understandings between Landlord and Tenant concerning the Premises and there are no covenants, promises, agreements, conditions or understandings, either oral or written, between them other than are herein set forth. Except as otherwise provided herein, no subsequent alteration, amendment, change or addition to the Lease shall be binding upon Landlord and Tenant unless reduced to writing and signed by them.

QUIET ENJOYMENT:
  11.7 Upon payment by Tenant of all sums due Landlord as they become due hereunder, and upon the observance and performance of all the covenants, terms and conditions to be observed and performed by Tenant, Tenant shall peaceably and quietly hold and enjoy the Premises for the term hereby demised without hindrance or interruption by Landlord or any other person or persons lawfully or equitably claiming by, through or under Landlord, subject, nevertheless, to the terms and conditions of the Lease.

NOTICES:
  11.8 Any notice, demand, request or other instrument which may be or are required to be given under the Lease shall be in writing and shall be delivered in person or sent by Certified Mail, Return Receipt Requested, with postage prepaid and shall be addressed (a) if to Landlord to Wasatch Capital Corporation, 268 West 400 South, Salt Lake City, Utah 84101, and (b) if to Tenant at the Premises or at such other address as Tenant shall designate by written notice.

APPLICABLE LAW AND CONSTRUCTION:
  11.9 The laws of the State of Utah shall govern the validity, performance and enforcement of the Lease.

  If any term, covenant or condition of the Lease or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of the Lease, or the application of such term, covenant or condition to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each term, covenant or condition of the Lease shall be valid and be enforced to the fullest permitted by law.

  The headings of the several Articles and Sections contained herein are for convenience only and do not define, limit or construe the contents of such Articles or Sections.

STORAGE IN EXTERIOR OF BUILDING:
  11.10 Tenant agrees not to store any rubbish or other material on the exterior of the Building in which the Premises are located in violation of any of the ordinances of the City of Salt Lake, Utah, or any ordinance, statute or regulation of any other Municipal, County, State or Federal governmental body or agency having jurisdiction over the location of the Building. Tenant further agrees to defend and hold Landlord harmless from any violation resulting from Tenant's action.


COMPLIANCE WITH LAWS:
  11.11 Tenant shall not cause to be discharged any matter contrary to any of the ordinances of the City of Salt Lake, Utah, or any ordinance, statute or regulation of any other Municipal, County, State or Federal governmental body or agency having jurisdiction over the location of the Building. Tenant shall comply with all applicable rules, laws, ordinances and statutes of any governmental body whatsoever having jurisdiction with respect to the Building or the Premises and the operation of Tenant's business. Tenant further agrees to defend and hold Landlord harmless from any cost involved due to Tenant's illegal discharge or failure to comply with such rules, laws, ordinances and statutes as aforesaid.

LANDLORD'S RIGHT TO ENTER PREMISES:
  11.12 Tenant shall permit Landlord, Landlord's mortgagee, and their respective agents and employees to enter the Premises at reasonable times and upon 24 hours notice to Tenant for the purposes of inspecting the same, of erecting scaffolding and/or protection barricades around and about the same, of showing the Premises to prospective purchasers, lenders and tenants. Landlord shall retain pass keys for all doors providing access to the Premises or portions thereof, and Tenant shall change no lock without the prior written consent of Landlord. Landlord's right of entry as described herein shall be exercised so as to not unreasonably interfere with the operation of Tenant's business between the hours of 9:30 a.m. 8:00 a.m. without Tenant's written consent, except in the event of an emergency.

REASONABLE ACTION:
  11.13 Landlord and Tenant hereby agree that each shall act reasonably in exercising any right, power or authority granted to it hereunder. In the event the consent or approval of Landlord or Tenant is required under any provisions of the Lease, then such consent or approval shall in no event be unreasonably withheld or delayed, except as otherwise specifically provided herein.

INTEREST ON UNPAID AMOUNTS:
  11.14 All amounts in addition to Rent owed by Tenant to Landlord hereunder shall be deemed to be Additional Rent and shall, unless otherwise provided herein, be paid within ten days after receipt by Tenant of Landlord's statement of account therefor, even though at such time the term of this Lease may have ended by lapse of time or otherwise. Rent due Landlord hereunder shall bear interest from the date due until the date paid at the rate of fifteen percent (15%) per annum, or at the maximum legal rate of interest, whichever is lower.

ATTORNEY'S FEES:
  11.16 If Tenant or Landlord shall bring any action for any relief against the other arising out of this lease, the losing party shall pay the successful party a reasonable sum for attorney's fees and costs of collection, which shall be paid whether or not such action is prosecuted to judgment.
 IN WITNESS WHEREOF, the parties hereto have executed this Lease on the date first above written. LANDLORD:
 Wasatch Capital Corporation,
                               a Utah Corporation
         268 West 400 South, Salt Lake City, Utah 84102


                                    By
                                       Its

  TENANT:
  Dark Dynamite, Inc.

    By:

    Its:



                                  Em Productions, Inc., INC.
                                   33 South Service Road Ste. 122
                                          Jericho, NY 11753
                                         Phone: 516 750-9719
                                          Fax: 516 997-7795
                                   Email: info@empirerelations.com


 August 9, 2004

 Em Productions, Inc. Inc. Consulting Agreement

THIS AGREEMENT, dated November 1, 2004 by and between Em Productions, Inc. Inc.
("Empire") , a corporation organized and existing under the laws of the State of New York , having its principal place of business at 33 South Service Road, Jericho, NY 11753 and Dark Dynamite, Inc. ("Dark Dynamite"), a corporation existing under the laws of the State of Nevada, having its principal place of business at 63 West 100 South, Second Floor, Salt Lake City, UT 84101;

                                         WITNESSETH:

WHEREAS, Em Productions, Inc. Inc. is involved in the business of financial relations, public relations, research services and consulting for equity and bond placements and;

WHEREAS, Dark Dynamite, Inc. is engaged in the design and manufacturing of clothing;

NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Em Productions, Inc. Inc. and Dark Dynamite, Inc. hereby agree as follows:

1 Consulting Fee. For the term of this agreement, Empire shall be paid by Dark
Dynamite an upfront, non-refundable retainer payment of $21,000, which will be made in three installments of $7,000 at signing, $7,000 thirty days after signing of this agreement and the final installment shall be paid thirty days thereafter.

2. Duties of Empire. For the term of this Agreement, Empire agrees to use its best efforts to introduce the Dark Dynamite story to brokers and investors. In addition, Empire agrees to the following for the term of this Agreement:

1. Production of a Corporate Profile.
2. An exclusive email regarding your company will be sent to our email database.
3. A broker awareness program. Empire shall use its best efforts to publicize the Dark Dynamite story to the brokers within its domain. Empire shall contact all the brokers that have expressed interest in the Dark Dynamite story on a periodic basis to update these brokers on all available public information. 4.
An investor awareness program. Empire shall use its best efforts to publicize the Dark Dynamite story to all the investors within its domain. Empire will contact the investors through the use of email, press releases and website presence.
5. Assist management in the creation of all press releases. 6. Representation of shareholder calls.

The full weekly implementation schedule for the next 3 months is located on the last page of this Agreement depicted as "DIAGRAM A".

3. Duties of Dark Dynamite. Dark Dynamite shall furnish upon request any and all publicly available documents including marketing, financial, promotional and other materials in such quantities that Empire may request from time to time.

4. Out of Pocket Expense. Dark Dynamite shall reimburse Empire as to any extraordinary expenses that are mutually agreed upon in advance in relation to, for example, special mailings, road show events, and/or any other extraordinary expense.

5. Term. The term of this agreement shall be consummated from the date hereof, and shall automatically terminate unless otherwise agreed upon in writing by both parties on February 1, 2005.


                                              24

6. Termination. Without Cause, either party may terminate this Agreement at any time upon thirty (30) days written notice to the other party as recognized in this Agreement. In the event of a termination of this Agreement by Dark Dynamite, all compensation paid to Empire up until the time of termination shall be paid, shall be considered fully earned, and be non-refundable.

7. Assumption of Agreement. Dark Dynamite' s and Empire' s rights and obligations under this Agreement will inure to the benefit of and be binding upon all successors and assignees. Neither party shall assign its interest in this Agreement without the written consent of the other party, such consent not to be unreasonably withheld

8. Entire Agreement. This agreement contains the entire understanding between the two parties and supersedes all previous verbal and written agreements. There are no other agreements, representations or warranties not set forth in this agreement.

9. Indemnity. Each party indemnifies and holds harmless the other party, its employees, shareholders, officers, and directors, and each of them, from and against any loss, damage, claim, cost or expense of any kind that such parties may incur in connection with a breach by the indemnifying party of any obligation or agreement set forth in this Agreement.

10. No Agency. Empire is engaged solely as an independent contractor and is not authorized to act as an agent of Dark Dynamite, and has no authority to enter into an agreement or any transaction on behalf of Dark Dynamite. Dark Dynamite and its Board shall retain absolute discretion to determine whether to enter into any agreements with any investors or other third parties.

11. Legal Disputes. At the request of either party, any dispute relating to this agreement shall be submitted to a single arbitrator qualified by training and experience to adjudicate the matters in dispute in the State of New York in the United States of America, under the rules of the American Arbitration Association; each party shall bear his or its own costs in connection with any such arbitration. The arbitrator shall not be permitted to award punitive or exemplary damages.

In WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement as of the day and year first above written.

Name of Company : Em Productions, Inc. Inc.
Name and Title of Authorized Officer: _______________________________
Signature: ____________________________________________________
Name Of Company: Dark Dynamite, Inc.
Name and Title of Authorized Officer: ________________________________
Signature: _____________________________________________________

                                      ADVISORY AGREEMENT

        THIS ADVISORY AGREEMENT ( the "Agreement") is made this 11th day of August, 2004 by and between Janet Anderson ("Advisor") and Dark Dynamite, Inc., a corporation with its offices located 268 West 400 South, Salt Lake City, Utah 84101 (the "Company").

        WHEREAS, Advisor has experience in pattern making and correcting; and

        WHEREAS, the Company desires to compensate Advisor to for her services to the Company as set forth above and herein below.

        NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, and Advisor agree as follows:
       The Company hereby agrees to compensate Advisor, effective as of the date hereof ( the AEffective Date@) as provided herein, for her assistance to the Company and its related entities for the following services but not limited to: pattern making and correcting associated with the company and its subsidiaries, including but not limited to; Black Chandelier, Dark Dynamite, The Genevieve, Modern Alchemy, and Pink Chandelier. These duties include but are not limited to pattern making and correcting.

        The Services were and are to be provided on a Abest efforts@ basis directly and through Advisor or others employed or retained and under the direction of Advisor (?Advisor=s Personnel@);

        The Agreement shall have an initial term of twelve (12) months (the "Primary Term"), commencing with the Effective Date. At the conclusion of the Primary Term the Agreement may be extended by mutual consent of the parties on such terms as to which they may mutually agree.
       Advisor shall allocate time and Advisor=s Personnel as he deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Nonetheless, Advisor will submit a detailed invoice summarizing the services performed on a monthly basis.

        The Company agrees to pay Advisor a fee for services described herein which is equal to seven to ten dollars ($7- $10) per production piece. The payments will be satisfied through the delivery of shares of common stock to be issued on an ad hoc basis without restriction pursuant to a Form S-8 Registration Statement. In addition, Advisor will receive a total of 6,000,000 million options to purchase shares of the Company's $.001 par value common stock as an incentive.

        The stock options will vest as follows: 1,000,000 options on July 12, 2004 and then options shall vest at the discretion of the board of directors thereafter, provided that the Board of Directors at its sole discretion remains satisfied with the level of service being provided by Advisor and Advisor fulfills her obligations under the Agreement

        The exercise price will be set at 75% of bid at the close of day on the day the options are exercised. The complete terms of the options granted herein are outlined in the Stock Option Agreement attached hereto as Exhibit A.

        With respect to the above referenced issuances, the Company and Advisor stipulates that shares are being issued for services that were not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly, or indirectly, promote or maintain a market for the Company=s securities. The Company further stipulates that Janet Anderson is not an officer, director, or otherwise a control person of the Corporation.

5. Place of Services

        The Services provided by Advisor or Advisor=s Personnel hereunder have been or will be performed at Advisor's offices except as otherwise mutually agreed by Advisor and the Company.
        Advisor and Advisor's Personnel has acted and will continue to act as an independent contractor in the performance of its duties under the Agreement. Accordingly, Advisor will be responsible for payment of all federal, state, and local taxes on compensation paid under the Agreement, including income and social security taxes, unemployment insurance, and any other taxes due relative to Advisor's Personnel, and any and all business license fees as may be required. The Agreement neither expressly nor impliedly creates a relationship of principal and agent, or employee and employer, between Advisor=s Personnel and the Company. Neither Advisor nor Advisor=s Personnel are authorized to enter into any agreements on behalf of the Company.
        The Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Advisor, or employee and employer as between Advisor's Personnel and the Company.
        Subject to the provisions herein, the Company and Advisor agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to the Agreement.
        Advisor and the Company acknowledge that in the event of a breach of the Agreement by either party, money damages would be inadequate and the non-breaching party would have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under the Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and nonexclusive and shall be in addition to any other remedy to which the parties may be entitled.

10. Miscellaneous

(A) Subsequent Events. Advisor and the Company each agree to notify the other party if, subsequent to the date of the Agreement, either party incurs obligations which could compromise its efforts and obligations under the Agreement.

(B) Amendment. The Agreement may be amended or modified at any time and in any manner only by an instrument in writing executed by the parties hereto.
(C) Further Actions and Assurances. At any time and from time to time, each party agrees, at its or their expense, to take actions and to execute and
deliver    documents as may be reasonably necessary to effectuate the purposes of the Agreement.

(D) Waiver. Any failure of any party to the Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to the Agreement to enforce at any time any of the provisions of the Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with the Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

(E) Assignment. Neither the Agreement nor any right created by it shall be assignable by either party without the prior written consent of the other or as stated herein.

(F) Notices. Any notice or other communication required or permitted by the Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepaid, provided that the communication is addressed:

(i) In the case of the Company:
                                    Dark Dynamite, Inc.
                             268 West 400 South, Suite 300
                           Salt Lake City, Utah 84101
                            Telephone: (801) 575-8073
                             Telefax: (801) 575-8092

(ii) In the case of Advisor: Janet Anderson 2341 Karalee Way
                                 Sandy, UT 84092
                            Telephone: (801) 414-4791

     or to such other person or address designated in writing by the Company or Advisor to receive notice.


(G) Headings. The section and subsection headings in the Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement.
(H) Governing Law. The Agreement was negotiated and is being contracted for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, notwithstanding any conflict-of-law provision to the contrary.

(I) Binding Effect. The Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

(J) Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of the Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of the Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

(K) Severability. If any part of the Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

(L) Counterparts. A facsimile, telecopy, or other reproduction of the Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In the event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of the Agreement as well as any facsimile, telecopy or other reproduction hereof.

(M) Time is of the Essence. Time is of the essence of the Agreement and of each and every provision hereof.


IN WITNESS WHEREOF, the parties have executed the Agreement on the date above written.

                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted this 24th day of August, 2004 by Dark Dynamite, Inc. (the "Company") to Tim Hall, a Utah resident ("Optionee").

                                           PREMISES

A. The Company is receiving valuable services from Optionee , and anticipates receiving such services in the future. Accordingly, the Company desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 30,000,000, shares of the Company's common stock, par value $0.001.
               The options and shares issued subject to this Stock Option Agreement shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").
                                             GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described 30,000,000 shares of Common Stock, on the terms and conditions set forth herein subject to the provisions of the Stock Benefit Plan.

2. Vesting. The option to purchase 10,000,000 shares of the Company=s common stock shall vest as follows, provided that the Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated August 25, 2004, and Optionee fulfills his obligations under such agreement: in the amount of 30,000,000 shares, on or about the August 24, 2004.
4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise, a form of which is attached hereto as Exhibit "A," and incorporated herein by this reference, setting forth the number of Options, along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares, indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.
5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, or recapitalization of the Common Stock as provided in the Stock Benefit Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this
               Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the Board of Directors.

9. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes.
     Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met, or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

  /s/ Tim Hall                 /s/ Jared Gold
Tim Hall, Optionee               Jared Gold, President

                                      ADVISORY AGREEMENT

        THIS ADVISORY AGREEMENT ( the "Agreement") is made this 20th day of September, 2004 by and between Brittney Stevens ("Advisor") and Dark Dynamite, Inc., a corporation with its offices located 268 West 400 South, Salt Lake City, Utah 84101 (the "Company").

        WHEREAS, Advisor has experience in working in the fashion industry; and

        WHEREAS, the Company desires to compensate Advisor for her services to the Company as set forth above and herein below.

        NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, and Advisor agree as follows:

        The Company hereby agrees to compensate Advisor, effective as of the date hereof ( the "Effective Date") as provided herein, for her assistance to the Company and its related entities for the following services but not limited to: General Manager, and management services for Dark Dynamite, Inc. and Black Chandalier.

The Services are to be provided on a Abest efforts@ basis directly and through Advisor or others employed or retained and under the direction of Advisor ("Advisor's Personnel");
The Agreement shall have an initial term of twelve (12) months (the
        "Primary Term"), commencing with the Effective Date. At the conclusion of the Primary Term the Agreement may be extended by mutual consent of the parties on such terms as to which they may mutually agree.
        Advisor shall allocate time and Advisor=s Personnel as she deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Nonetheless, Advisor will submit a detailed invoice summarizing the services performed on a monthly basis. The Company agrees to pay Advisor a fee for services described herein which is equal to fee of $2,000 per month. The initial fee and subsequent monthly payments will be satisfied through the delivery of shares of common stock to be issued on monthly basis without restriction pursuant to a Form S-8 Registration Statement.

5. Place of Services

        The Services provided by Advisor or Advisor=s Personnel hereunder have been or will be performed at Advisor's offices except as otherwise mutually agreed by Advisor and the Company.
        Advisor and Advisor's Personnel has acted and will continue to act as an independent contractor in the performance of its duties under the Agreement. Accordingly, Advisor will be responsible for payment of all federal, state, and local taxes on compensation paid under the Agreement, including income and social security taxes, unemployment insurance, and any other taxes due relative to Advisor's Personnel, and any and all business license fees as may be required. The Agreement neither expressly nor impliedly creates a relationship of principal and agent, or employee and employer, between Advisor=s Personnel and the Company. Neither Advisor nor Advisor=s Personnel are authorized to enter into any agreements on behalf of the Company.

        The Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Advisor, or employee and employer as between Advisor's Personnel and the Company.
        Subject to the provisions herein, the Company and Advisor agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to the Agreement.
        Advisor and the Company acknowledge that in the event of a breach of the Agreement by either party, money damages would be inadequate and the non-breaching party would have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under the Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and nonexclusive and shall be in addition to any other remedy to which the parties may be entitled.

10. Miscellaneous

(A) Subsequent Events. Advisor and the Company each agree to notify the other party if, subsequent to the date of the Agreement, either party incurs obligations which could compromise its efforts and obligations under the Agreement.
(B) Amendment. The Agreement may be amended or modified at any time and in any manner only by an instrument in writing executed by the parties hereto.

(C) Further Actions and Assurances. At any time and from time to time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of the Agreement.

(D) Waiver. Any failure of any party to the Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to the Agreement to enforce at any time any of the provisions of the Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with the Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

(E) Assignment. Neither the Agreement nor any right created by it shall be assignable by either party without the prior written consent of the other or as stated herein.

(F) Notices. Any notice or other communication required or permitted by the Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepaid, provided that the communication is addressed:

(i) In the case of the Company:
                                            Dark Dynamite, Inc.
                                     268 West 400 South, Suite 300
                                     Salt Lake City, Utah 84101
                                     Telephone: (801) 575-8073
                                     Telefax: (801) 575-8092

(ii) In the case of Advisor: Brittney Stevens 132 North 400 West Kaysville, UT 84102 Telephone:(801)577-3477

     or to such other person or address designated in writing by the Company or Advisor to receive notice.

(G) Headings. The section and subsection headings in the Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement.
(H) Governing Law. The Agreement was negotiated and is being contracted for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, notwithstanding any conflict-of-law provision to the contrary.

(I) Binding Effect. The Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

(J) Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of the Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of the Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.
(K) Severability. If any part of the Agreement is deemed to be unenforceable the
balacnce of the   Agreement shall remain in full force and effect.

(L) Counterparts. A facsimile, telecopy, or other reproduction of the Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In the event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of the Agreement as well as any facsimile, telecopy or other reproduction hereof.

(M) Time is of the Essence. Time is of the essence of the Agreement and of each and every provision hereof.

        IN WITNESS WHEREOF, the parties have executed the Agreement on the date above written.

                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted this 23rd day of September, 2004 by Dark Dynamite, Inc. (the "Company") to Brittney Stevens, a Utah resident ("Optionee").

                                           PREMISES

A. The Company is receiving valuable services from Optionee , and anticipates receiving such services in the future. Accordingly, the Company desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 6,000,000, shares of the Company's common stock, par value $0.001.
               The options and shares issued subject to this Stock Option Agreement shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").
                                             GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option")to purchase all of the above described 6,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

2. Vesting. The option to purchase 6,000,000 shares of the Company=s common stock shall vest as follows, provided that the Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated September 20, 2004, and Optionee fulfills her obligations under such agreement: in the amount of 500,000 shares, on or about the 27th of each month, beginning, September 27, 2004, and continuing prospectively, according to the terms of this Stock Option Agreement.
                       4.
                      Method of Exercising. This Option may be exercised in
               accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise, a form of which is attached hereto as Exhibit "A," and incorporated herein by this reference, setting forth the number of Options, along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares, indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, or recapitalization of the Common Stock as provided in the Stock Benefit Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the Board of Directors.

9. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met, or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

 /s/ Brittney Stevens                       /s/ Jared Gold
Brittney Stevens, Optionee             Jared Gold, President

                                    STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted this 6 day of October, 2004 by Dark Dynamite, Inc. (the "Company") to Pedro Zalba, a California resident ("Optionee").

                                           PREMISES

A. The Company is receiving valuable services from Optionee , and anticipates receiving such services in the future. Accordingly, the Company desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 10,000,000, shares of the Company's common stock, par value $0.001.
               The options and shares issued subject to this Stock Option Agreement shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").
                                             GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option")
               to purchase all of the above described 10,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

2. Vesting. The option to purchase 10,000,000 shares of the Company=s common stock shall vest as follows, provided that the Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated October 6, 2004, and Optionee fulfills his obligations under such agreement: in the amount of 10,000,000 shares, on or about the October 6, 2004.
               have elapsed from the date of this Option.

4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise, a form of which is attached hereto as Exhibit "A," and incorporated herein by this reference, setting forth the number of Options, along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares, indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, or recapitalization of the Common Stock as provided in the Stock Benefit Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the Board of Directors.

9. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met, or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This
Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

 /s/ Pedro Zalba                                  /s/ Jared Gold

                                  EMPLOYMENT AGREEMENT

        THIS ADVISORY AGREEMENT ( the "Agreement") is made this 6th day of October, 2004 by and between Chen Li ("Employee") and Dark Dynamite, Inc., a corporation with its offices located 268 West 400 South, Salt Lake City, Utah 84101 (the "Company").

        WHEREAS, Employee has experience with retail sales in China, locating clothing manufacturers in China, and finding showroom floors in China; and

        WHEREAS, the Company desires to compensate Employee for his services to the Company as set forth above and herein below.

        NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, and Employee agree as follows:

        The Company hereby agrees to compensate Employee, effective as of the date hereof ( the AEffective Date@) as provided herein, for his assistance to the Company and its related entities for the following services but not limited to: promoting retail sales in China, locating clothing manufacturers in China, and finding showroom floors in China.

The Services are to be provided on a Abest efforts@ basis directly and through Employee or others employed or retained and under the direction of Employee (?Employee=s Personnel@);
        The Agreement shall have an initial term of twelve (12) months (the "Primary Term"), commencing with the Effective Date. At the conclusion of the Primary Term the Agreement may be extended by mutual consent of the parties on such terms as to which they may mutually agree.
        Employee shall allocate time and Employee=s Personnel as she deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Nonetheless, Employee will submit a detailed invoice summarizing the services performed on a monthly basis.
        The Company agrees to pay Employee a fee for services described herein which is equal to fee of $3,000 per month. The initial fee and subsequent monthly payments will be satisfied through the delivery of shares of common stock to be issued on monthly basis without restriction pursuant to a Form S-8 Registration Statement.

5. Place of Services

        The Services provided by Employee or Employee=s Personnel hereunder have been or will be performed at Employee's offices except as otherwise mutually agreed by Employee and the Company.
        Employee and Employee's Personnel has acted and will continue to act as an independent contractor in the performance of its duties under the Agreement. Accordingly, Employee will be responsible for payment of all federal, state, and local taxes on compensation paid under the Agreement, including income and social security taxes, unemployment insurance, and any other taxes due relative to Employee's Personnel, and any and all business license fees as may be required. The Agreement neither expressly nor impliedly creates a relationship of principal and agent, or employee and employer, between Employee=s Personnel and the

        Company. Neither Employee nor Employee=s Personnel are authorized to enter into any agreements on behalf of the Company.
        The Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Employee, or employee and employer as between Employee's Personnel and the Company.
        Subject to the provisions herein, the Company and Employee agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to the Agreement.
        Employee and the Company acknowledge that in the event of a breach of the Agreement by either party, money damages would be inadequate and the non-breaching party would have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under the Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and nonexclusive and shall be in addition to any other remedy to which the parties may be entitled.

10. Miscellaneous

(A) Subsequent Events. Employee and the Company each agree to notify the other party if,subsequent to the date of the Agreement, either party incurs obligations which could compromise its efforts and obligations under the Agreement.

(B) Amendment. The Agreement may be amended or modified at any time and in any manner only by an instrument in writing executed by the parties hereto.

(C) Further Actions and Assurances. At any time and from time to time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of the Agreement.

(D) Waiver. Any failure of any party to the Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to the Agreement to enforce at any time any of the provisions of the Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with the Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

(E) Assignment. Neither the Agreement nor any right created by it shall be assignable by either party without the prior written consent of the other or as stated herein.

(F) Notices. Any notice or other communication required or permitted by the Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepaid, provided that the communication is addressed:

(i) In the case of the Company:
                                    Dark Dynamite, Inc.
                              268 West 400 South, Suite 300
                              Salt Lake City, Utah 84101

                            Telephone: (801) 575-8073
                             Telefax: (801) 575-8092
ii)                     In the case of Employee: Chen Li
                             C/O Dark Dynamite, Inc.
                              268 West 400 South, Suite 300
                              Salt Lake City, Utah 84101
                            Telephone: (801) 575-8073
                             Telefax: (801) 575-8092
     or to such other person or address designated in writing by the Company or Employee to receive notice.

(G) Headings. The section and subsection headings in the Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement.

(H) Governing Law. The Agreement was negotiated and is being contracted for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, notwithstanding any conflict-of-law provision to the contrary.

(I) Binding Effect. The Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

(J) Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of the Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of the Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

(K) Severability. If any part of the Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

(L) Counterparts. A facsimile, telecopy, or other reproduction of the Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In the event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of the Agreement as well as any facsimile, telecopy or other reproduction hereof.

(M) Time is of the Essence. Time is of the essence of the Agreement and of each and every provision hereof.

        IN WITNESS WHEREOF, the parties have executed the Agreement on the date above written.

                                 STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted this 6 day of October, 2004 by Dark Dynamite, Inc. (the "Company") to Chen Li, a Utah resident ("Optionee").

                                       PREMISES

A. The Company is receiving valuable services from Optionee , and anticipates receiving such services in the future. Accordingly, the Company desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 10,000,000, shares of the Company's common stock, par value $0.001.
               The options and shares issued subject to this Stock Option Agreement shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                             GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option")to purchase all of the above described 10,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

2. Vesting. The option to purchase 10,000,000 shares of the Company=s common stock shall vest as follows, provided that the Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated September 20, 2004, and Optionee fulfills her obligations under such agreement: in the amount of
               500,000 shares, on or about the 27th of each month, beginning, September 27, 2004, and continuing prospectively, according to the terms of this Stock Option Agreement.
4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise, a form of which is attached hereto as Exhibit "A," and incorporated herein by this reference, setting forth the number of Options, along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares, indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, or recapitalization of the Common Stock as provided in the Stock Benefit Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the Board of Directors.

9. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met, or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.


  /s/ Chen Li                    /s/ Jared Gold

                                     EMPLOYMENT AGREEMENT

        THIS ADVISORY AGREEMENT ( the "Agreement") is made this 6th day of October, 2004 by and between Elias Rousso ("Employee") and Dark Dynamite, Inc., a corporation with its offices located 268 West 400 South, Salt Lake City, Utah 84101 (the "Company").

        WHEREAS, Employee has experience searching for business acquisitions and qualified merger candidates; and,

        WHEREAS, the Company desires to compensate Employee for his services to the Company as set forth above and herein below.
       NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, and Employee agree as follows:
        The Company hereby agrees to compensate Employee, effective as of the date hereof ( the AEffective Date@) as provided herein, for his assistance to the Company and its related entities for the following services but not limited to: searching for business acquisitions and qualified merger candidates.

        The Services are to be provided on a Abest efforts@ basis directly and through Employee or others employed or retained and under the direction of Employee (?Employee=s Personnel@);
        The Agreement shall have an initial term of twelve (12) months (the "Primary Term"), commencing with the Effective Date. At the conclusion of the Primary Term the Agreement may be extended by mutual consent of the parties on such terms as to which they may mutually agree.
        Employee shall allocate time and Employee=s Personnel as she deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Nonetheless, Employee will submit a detailed invoice summarizing the services performed on a monthly basis.
        The Company agrees to pay Employee a fee for services described herein which is equal to fee of $3,000 per month. The initial fee and subsequent monthly payments will be satisfied through the delivery of shares of common stock to be issued on monthly basis without restriction pursuant to a Form S-8 Registration Statement.

5. Place of Services

        The Services provided by Employee or Employee=s Personnel hereunder have been or will be performed at Employee's offices except as otherwise mutually agreed by Employee and the Company.
        Employee and Employee's Personnel has acted and will continue to act as an independent contractor in the performance of its duties under the Agreement. Accordingly, Employee will be responsible for payment of all federal, state, and local taxes on compensation paid under the Agreement, including income and social security taxes, unemployment insurance, and any other taxes due relative to Employee's Personnel, and any and all business license fees as may be required. The Agreement neither expressly nor impliedly creates a relationship of principal and agent, or employee and employer, between Employee=s Personnel and the Company. Neither Employee nor Employee=s Personnel are authorized to enter into any agreements on behalf of the Company.

        The Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Employee, or employee and employer as between Employee's Personnel and the Company.
        Subject to the provisions herein, the Company and Employee agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to the Agreement.
        Employee and the Company acknowledge that in the event of a breach of the Agreement by either party, money damages would be inadequate and the non-breaching party would have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under the Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and nonexclusive and shall be in addition to any other remedy to which the parties may be entitled.

10. Miscellaneous

(A) Subsequent Events. Employee and the Company each agree to notify the other party if, subsequent to the date of the Agreement, either party incurs obligations which could compromise its efforts and obligations under the Agreement.

(B) Amendment. The Agreement may be amended or modified at any time and in any manner only by an instrument in writing executed by the parties hereto.

(C) Further Actions and Assurances. At any time and from time to time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of the Agreement.

(D) Waiver. Any failure of any party to the Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to the Agreement to enforce at any time any of the provisions of the Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with the Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

(E) Assignment. Neither the Agreement nor any right created by it shall be assignable by either party without the prior written consent of the other or as stated herein.

(F) Notices. Any notice or other communication required or permitted by the Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepaid, provided that the communication is addressed:

(i) In the case of the Company:
                                    Dark Dynamite, Inc.
                              268 West 400 South, Suite 300
                              Salt Lake City, Utah 84101
                            Telephone: (801) 575-8073
                             Telefax: (801) 575-8092

(ii)                                In the case of Employee: Elias Rousso
                             C/O Dark Dynamite, Inc.
                              268 West 400 South, Suite 300
                              Salt Lake City, Utah 84101
                            Telephone: (801) 575-8073
                             Telefax: (801) 575-8092
     or to such other person or address designated in writing by the Company or Employee to receive notice.

(G) Headings. The section and subsection headings in the Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement.

(H) Governing Law. The Agreement was negotiated and is being contracted for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, notwithstanding any conflict-of-law provision to the contrary.

(I) Binding Effect. The Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

(J) Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of the Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of the Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

(K) Severability. If any part of the Agreement is deemed to be unenforceable the balance of the
               Agreement shall remain in full force and effect.

(L) Counterparts. A facsimile, telecopy, or other reproduction of the Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In the event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of the Agreement as well as any facsimile, telecopy or other reproduction hereof.

(M) Time is of the Essence. Time is of the essence of the Agreement and of each and every provision hereof.

        IN WITNESS WHEREOF, the parties have executed the Agreement on the date above written.

                                    STOCK OPTION AGREEMENT

     This Stock Option Agreement ("Stock Option Agreement") is granted this
6 day of October, 2004 by Dark Dynamite, Inc. (the "Company") to Alex Bustos, a Utah resident ("Optionee").

                                         PREMISES

A. The Company is receiving valuable services from Optionee , and anticipates receiving such services in the future. Accordingly, the Company desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 10,000,000, shares of the Company's common stock, par value $0.001.
         The options and shares issued subject to this Stock Option
               Agreement shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").
                                             GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described 10,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

2. Vesting. The option to purchase 10,000,000 shares of the Company=s common stock shall vest as follows, provided that the Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated May 28, 2004, and Optionee fulfills his obligations under such agreement: in the amount of 10,000,000 shares, on or about the October 6, 2004.
           have elapsed from the date of this Option.

4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise, a form of which is attached hereto as Exhibit "A," and incorporated herein by this reference, setting forth the number of Options, along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares, indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, or recapitalization of the Common Stock as provided in the Stock Benefit Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the Board of Directors.

9. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met, or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

 /s/ Alex Buston                /s/ Jared Gold
Alex Bustos, Optionee           Jared Gold, President

                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted this 6 day of October, 2004 by Dark Dynamite, Inc. (the "Company") to Donald Decker,
 a Utah resident ("Optionee").

                                           PREMISES

A. The Company is receiving valuable services from Optionee , and anticipates receiving such services in the future. Accordingly, the Company desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 10,000,000, shares of the Company's common stock, par value $0.001.
               The options and shares issued subject to this Stock Option Agreement shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").
                                             GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option")
               to purchase all of the above described 10,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

2. Vesting. The option to purchase 10,000,000 shares of the Company=s common stock shall vest as follows, provided that the Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated March 25, 2004, and Optionee fulfills his obligations under such agreement: in the amount of 10,000,000 shares, on or about the October 6, 2004.
            have elapsed from the date of this Option.

4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise, a form of which is attached hereto as Exhibit "A," and incorporated herein by this reference, setting forth the number of Options, along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares, indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, or recapitalization of the Common Stock as provided in the Stock Benefit Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the Board of Directors.

9. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, an amended (the "Securities Act"), or any state securities statutes.  Optionee acknowledges that
               unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met, or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

  /s/ Donald Decker                          /s/ Jared Gold
Donald Decker, Optionee                    Jared Gold, President

                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted this 4th day of November, 2004 by Dark Dynamite, Inc. (the "Company") to Florence Somerville, a California resident ("Optionee").

                                           PREMISES

A. The Company is receiving valuable services from Optionee, and anticipates receiving such services in the future. Accordingly, the Company desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 15,000,000, shares of the Company's common stock, par value $0.001.
               The options and shares issued subject to this Stock Option Agreement shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                          GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option")
               to purchase all of the above described 15,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

2. Vesting. The option to purchase 15,000,000 shares of the Company=s common stock shall vest at the behest of the Board of Directors, provided that the Board is satisfied with the level of service being provided by Optionee pursuant to the Employment Agreement.
               have elapsed from the date of this Option.

4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise, a form of which is attached hereto as Exhibit "A," and incorporated herein by this reference, setting forth the number of Options, along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares, indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, or recapitalization of the Common Stock as provided in the Stock Benefit Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the Board of Directors.

9. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met, or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

 /s/ Florence Somerville                      /s/ Jared Gold
Florence Somerville, Optionee             Jared Gold, President

                                     EMPLOYMENT AGREEMENT

        THIS EMPLOYMENT AGREEMENT ( the "Agreement") is made this 4th day of November, 2004 by and between Florence Somerville ("Employee"), a resident of the State of California, and Dark Dynamite, Inc., a corporation with its offices located at 63 W. 100 South, Second Floor, Salt Lake City, Utah 84101 (the "Company").

        WHEREAS, Employee has pattern-making experience and accordingly has been hired to assist the Company and designer Jared Gold.
        WHEREAS, the Company desires to compensate Employee for her service to the Company as set forth above and herein below.

        NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, and Employee agree as follows:
        The Company hereby agrees to compensate Employee , effective as of the date hereof
( the "Effective Date") as provided herein, for her assistance to the Company and its related entities for the following services but not limited to: pattern-making.

        The Services are to be provided on a Abest efforts@ basis directly and through Employee or others employed or retained and under the direction of Employee (Employee=s Personnel);
        The Agreement shall have an initial term of twelve (12) months (the "Primary Term"), commencing with the Effective Date. At the conclusion of the Primary Term, the Agreement may be extended by mutual consent of the parties on such terms as to which they may mutually agree.
        Employee shall allocate time and Employee =s Personnel as she deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Nonetheless, Employee will submit a detailed invoice summarizing the services performed on a monthly basis.
        The Company agrees to pay Employee a fee for services described herein which is equal to fee of $2,833 per month. The initial fee and subsequent monthly payments will be satisfied through the delivery of shares of common stock to be issued on monthly basis without restriction pursuant to a Form S-8 Registration Statement.

5. Place of Services

        The Services provided by Employee or Employee =s Personnel hereunder have been or will be performed at Employee 's offices except as otherwise mutually agreed by Employee and the Company.
        Employee and Employee 's Personnel will be responsible for payment of all federal, state, and local taxes on compensation paid under the Agreement, including income and social security taxes, unemployment insurance, and any other taxes due relative to Employee 's Personnel, and any and all business license fees as may be required.
        The Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Employee , or Employee and employer as between Employee 's Personnel and the Company. Neither Employee nor Employee =s Personnel are authorized to enter into any agreements on behalf of the Company.
        Subject to the provisions herein, the Company and Employee agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to the Agreement.
        Employee and the Company acknowledge that in the event of a breach of the Agreement by either party, money damages would be inadequate and the non-breaching party would have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under the Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and nonexclusive and shall be in addition to any other remedy to which the parties may be entitled.

10. Miscellaneous

(A) Subsequent Events. Employee and the Company each agree to notify the other party if, subsequent to the date of the Agreement, either party incurs obligations which could compromise its efforts and obligations under the Agreement.

(B) Amendment. The Agreement may be amended or modified at any time and in any manner only by an instrument in writing executed by the parties hereto.

(C) Further Actions and Assurances. At any time and from time to time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of the Agreement.

(D) Waiver. Any failure of any party to the Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to the Agreement to enforce at any time any of the provisions of the Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with the Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

(E) Assignment. Neither the Agreement nor any right created by it shall be assignable by either party without the prior written consent of the other or as stated herein.

(F) Notices. Any notice or other communication required or permitted by the Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepaid, provided that the communication is addressed:

(i) In the case of the Company:
                                                       Dark Dynamite, Inc.
                                               58 West 100 South, Second Floor
                                                Salt Lake City, Utah 84101
                                                   Telephone: (801) 575-8073
                                                   Telefax: (801) 575-8092

(ii) In the case of Employee :
                                                          Florence Somerville
                                                   112 W. 9th St. Suite 415
                                                   Los Angeles, California 90015
                                                   Telephone: (213) 629-5100
                                                   Facsimile: (213) 629-5005

     or to such other person or address designated in writing by the Company or Employee to receive notice.

(G) Headings. The section and subsection headings in the Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement.

(H) Governing Law. The Agreement was negotiated and is being contracted for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, notwithstanding any conflict-of-law provision to the contrary.

(I) Binding Effect. The Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

(J) Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of the Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of the Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

(K) Severability. If any part of the Agreement is deemed to be unenforceable the balance of the
               Agreement shall remain in full force and effect.

(L) Counterparts. A facsimile, telecopy, or other reproduction of the Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In the event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of the Agreement as well as any facsimile, telecopy or other reproduction hereof.

(M) Time is of the Essence. Time is of the essence of the Agreement and of each and every provision hereof.

        IN WITNESS WHEREOF, the parties have executed the Agreement on the date above written.

                                     STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted this 3rd day of November, 2004 by Dark Dynamite, Inc. (the "Company") to Molly Douma, a Utah resident ("Optionee").

                                           PREMISES

A. The Company is receiving valuable services from Optionee, and anticipates receiving such services in the future. Accordingly, the Company desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 10,000,000 shares of the Company's common stock, par value $0.001.

               The options and shares issued subject to this Stock Option Agreement shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                             GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option")
               to purchase all of the above described 10,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

2. Vesting. The option to purchase 10,000,000 shares of the Company=s common stock shall vest at the behest of the Board of Directors, provided that the
Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated
            November 3, 2004, and Optionee fulfills her obligations under such agreement.
3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise, a form of which is attached hereto as Exhibit "A," and incorporated herein by this reference, setting forth the number of Options, along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares, indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, or recapitalization of the Common Stock as provided in the Stock Benefit Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the Board of Directors.
9. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes.

               unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom, unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met, or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:
               THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT
                      BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND ARE "RESTRICTED SECURITIES" WITHIN THE MEANING OF RULE 144 PROMULGATED UNDER THE SECURITIES ACT. THE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE SOLD OR TRANSFERRED WITHOUT COMPLYING WITH RULE 144 IN THE ABSENCE OF AN EFFECTIVE REGISTRATION OR OTHER COMPLIANCE UNDER THE SECURITIES ACT.

               The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement to be filed with the Securities and Exchange Commission.

10. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This
Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to \ purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

 /s/ Molly Douma                         /s/ Jared Gold
Molly Douma, Optionee                 Jared Gold, President

                                     EMPLOYMENT AGREEMENT

        THIS ADVISORY AGREEMENT ( the "Agreement") is made this 3rd day of November, 2004 by and between Molly Douma ("Employee") and Dark Dynamite, Inc., a corporation with its offices located at 63 West 100 South, Second Floor, Salt Lake City, Utah 84101 (the "Company").

        WHEREAS, Employee will assist the Company as a marketing assistant;

        WHEREAS, the Company desires to compensate Employee for her services to the Company as set forth above and herein below;

        NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, and Employee agree as follows:
        The Company hereby agrees to compensate Employee, effective as of the date hereof ( the AEffective Date@) as provided herein, for her assistance to the Company and its related entities for the following services but not limited to: assisting the Company with marketing, sales research, product targeting, and acting as a public relations liason; The Agreement shall have an initial term of six (6) months (the "Primary Term"), commencing with the Effective Date. At the conclusion of the Primary Term the Agreement may be extended by mutual consent of the parties on such terms as to which they may mutually agree.
        Employee shall be employed at an hourly rate. The particular amount of time may vary from day to day or week to week. Nonetheless, Employee will submit a detailed invoice summarizing the services performed on a weekly basis.
        The Company agrees to pay Employee a fee for services described herein which is equal to fee of of $12.00 per hour, exclusive of governmental witholdings. The initial fee and subsequent monthly payments will be satisfied through the delivery of shares of common stock to be issued on monthly basis without restriction pursuant to a Form S-8 Registration Statement.

5. Place of Services

        The Services provided by Employee hereunder will be performed at Employer's offices except as otherwise mutually agreed by Employee and the Company.
        Employee will be responsible for any and all business license fees as may be required, payment of all federal, state, and local taxes on compensation paid under the Agreement, including income and social security taxes, unemployment insurance, and any other taxes due relative to Employee's employment with the Company.
        Employee is not authorized to enter into any agreements on behalf of the Company.

        This Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Employee.
        Subject to the provisions herein, the Company and Employee agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to the Agreement.

        Employee and the Company acknowledge that in the event of a breach of the Agreement by either party, money damages would be inadequate and the non-breaching party would have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under the Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and nonexclusive and shall be in addition to any other remedy to which the parties may be entitled.

10. Miscellaneous

(A) Subsequent Events. Employee and the Company each agree to notify the other party if, subsequent to the date of the Agreement, either party incurs obligations which could compromise its efforts and obligations under the Agreement.

(B) Amendment. The Agreement may be amended or modified at any time and in any manner only by an instrument in writing executed by the parties hereto.

(C) Further Actions and Assurances. At any time and from time to time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of the Agreement.

(D) Waiver. Any failure of any party to the Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to the Agreement to enforce at any time any of the provisions of the Agreement shall in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with the Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

(E) Assignment. Neither the Agreement nor any right created by it shall be assignable by either partywithout the prior written consent of the other or as stated herein.

(F) Notices. Any notice or other communication required or permitted by the Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepaid, provided that the communication is addressed:

(i) In the case of the Company:
                                                          Dark Dynamite, Inc.
                                63 West 100 South
                                                   Salt Lake City, Utah 84101
                                                   Telephone: (801) 575-8073
                                                   Telefax: (801) 575-8092

(ii) In the case of Employee:
                                                          Molly Douma
                                  3002 Windsor
                                                   Bountiful, Utah 84010
                                                   Telephone: (801) 510-3250


     or to such other person or address designated in writing by the Company or Employee to receive notice.

(G) Headings. The section and subsection headings in the Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement.

(H) Governing Law. The Agreement was negotiated and is being contracted for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, notwithstanding any conflict-of-law provision to the contrary.

(I) Binding Effect. The Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

(J) Entire Agreement. The Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of the Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of the Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

(K) Severability. If any part of the Agreement is deemed to be unenforceable the balance of the
               Agreement shall remain in full force and effect.
(L) Counterparts. A facsimile, telecopy, or other reproduction of the Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In the event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of the Agreement as well as any facsimile, telecopy or other reproduction hereof.

(M) Time is of the Essence. Time is of the essence of the Agreement and of each and every provision hereof.


        IN WITNESS WHEREOF, the parties have executed the Agreement on the date above written.

                                     STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted this 15th day of November, 2004 by Dark Dynamite, Inc. (the "Company") to Molly Douma, a Utah resident ("Optionee").

                                           PREMISES

A. The Company has received valuable services from Optionee in the past and desires to retain and compensate Optionee for those services. Accordingly, the Company desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 40,000,000 shares of the Company's common stock, par value $0.001.
               The options and shares issued subject to this Stock Option Agreement shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").
                                             GRANT

1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option")
               to purchase all of the above described 40,000,000 shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Benefit Plan.

2. Vesting. The option to purchase 40,000,000 shares of the Company=s common stock shall vest on or about November 15, 2004, provided that the Board of Directors remains satisfied with the level of service being provided by Optionee pursuant to the Advisory Agreement dated November 3, 2004, and Optionee fulfills her obligations under such agreement.
              have elapsed from the date of this Option.

4. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Benefit Plan, by delivery of a notice of exercise, a form of which is attached hereto as Exhibit "A," and incorporated herein by this reference, setting forth the number of Options, along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares, indicating that the specified exercise price shall be paid immediately upon the sale or otherwise within one week of Optionee's exercise of this Option.

5. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

6. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

7. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, or recapitalization of the Common Stock as provided in the Stock Benefit Plan.

8. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the Board of Directors.

9. Restrictions on Transfer. The Option has not been registered under the Securities
               Act of 1933, as amended (the "Securities Act"), or any state securities statutes. Optionee acknowledges that unless a registration statement with respect to the Option is filed and declared effective by the Securities and Exchange Commission and the appropriate state governing agency, the Option has or will be granted and issued in reliance on specific exemptions from such registration requirements for transaction by an issuer not involving a public offering and specific exemptions under the state statutes. Any disposition of the Option may, under certain circumstances, be inconsistent with such exemption therefrom, unless the person desiring to sell provides an opinion of counsel or other evidence satisfactory to the Company to the effect that registration is not required. In some such states, specific conditions must be met, or approval of the securities regulatory authorities required before any such offer or sale or other transfer thereof:

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

10. Record Owner. The Company may deem the Optionee as the absolute owner of this
               Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

11. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

12. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.


/s/ Molly Douma                           /s/ Jared Gold
Molly Douma, Optionee                Jared Gold, President