Form 10QSB
period 2005-03-31
DARK DYNAMITE, INC
filed 2005-06-10
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2005

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-17303

DARK DYNAMITE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	65-1021346
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

63 West 100 South, 2nd FL Studio, Salt Lake City, Utah 84101
(Address of principal executive offices)

(801) 746-3435
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

Number of shares of common stock outstanding as of June 8, 2005: 1,661,128
Number of shares of preferred stock outstanding as of June 8, 2005: 5,000,000.

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “DDI”, or the “Company” refers to Dark Dynamite, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated financial statements including a balance sheet for DDI for the period ended March 31, 2005, and statement of operations and statement of cash flows for the interim period up to date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-14 and are incorporated herein by this reference.

THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK

DARK DYNAMITE, INC. AND SUBSIDARY
Consolidated Balance Sheets
As of March 31, 2005 and December 31, 2004

	March, 31	December 31,
	2005	2004
	(Unaudited)

CURRENT ASSETS
Cash	$12,362	$71,899
Advances	(10,109)	-
Inventory	40,985	21,546
Pre-paid Expenses	3,117	2,205
TOTAL CURRENT ASSETS	46,355	95,650

FIXED ASSETS
Furniture and fixtures	172,464	154,089
TOTAL FIXED ASSETS	172,464	154,089
Accumulated Depreciation	(12,893)	(6,311)
NET FIXED ASSETS	159,571	147,778

DEPOSITS
Deposits	1,798	-
TOTAL DEPOSITS	1,798	-

INTANGABLE ASSETS
Trademarks	1,380	1,380
TOTAL INTANGABLE ASSETS	1,380	1,380

TOTAL ASSETS	$209,104	244,808

The accompanying notes are an integral part of these consolidated financial statements.

DARK DYNAMITE, INC. AND SUBSIDARY
Consolidated Balance Sheets
As of March 31, 2005 and December 31, 2004

	March, 31	December 31,
	2005	2004
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$280,202	$294,792
TOTAL CURRENT LIABILITIES	280,202	294,792

STOCKHOLDERS' (DEFICIT)
Preferred Series A stock ($0.01 par value, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	50,000	50,000
Common stock $0.0001 par value, 5,000,000 shares authorized; 1,660,839 and 52,339 shares outstanding at March 31, 2005 and December 31, 2004 respectively (post reverse splits through March 28, 2005)	166	52
Additional paid in capital	13,508,007	13,174,037
Stock Subscriptions Receivable	(20,659)	(39,750)
Retained (deficit)	(13,608,612)	(13,234,323)
TOTAL STOCKHOLDERS' (DEFICIT)	(71,098)	(49,984)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$209,104	$244,808

The accompanying notes are an integral part of these consolidated financial statements.

DARK DYNAMITE, INC. AND SUBSIDARY
Consolidated Statements of Operations and
Other Comprehensive Income (Loss)

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

REVENUE
Sales	$39,486	$-
TOTAL REVENUE	39,486	-

COST OF REVENUE
Cost of Sales	14,953	-
Coupons	1,445	-
Discounts	148	-
TOTAL COST OF REVENUE	16,546	-

GROSS PROFIT	22,940	-

EXPENSES
Selling, general and administrative	415,751	36,412
TOTAL EXPENSES	415,751	36,412

OPERATING LOSS	$(392,811)	$(36,412)

OTHER INCOME (EXPENSE)
Interest expense	(4)	-
Interest Income	7	-
Miscellaneous Income	18,369	-
Gain (loss) from impairment of goodwill	-	(3,490,000)
TOTAL OTHER INCOME	18,372	-

NET LOSS	$(374,439)	$(3,526,412)

Net loss per weighted average common shares outstanding	$(0.0001)	$(0.4180)
Weighted average shares outstanding - basic and diluted	4,798,016,360	8,435,608

(Weighted average shares outstanding have been adjusted retroactively to reflect reverse stock split on March 28, 2005 for quarter ended
March 31, 2005 and November 17, 2004 and March 28, 2005 for quarter ended
March 31, 2004)

The accompanying notes are an integral part of these consolidated financial statements

DARK DYNAMITE, INC. AND SUBSIDARY
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2004

					Additional	Stock
	Common Stock		Preferred Stock		Paid-in	Subscriptions	Retained
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit
Balances, January 1, 2004	1	$-	1,254,857	$125,486	$8,430,470	$-	$(8,738,028)
Common stock issuances for past services	429	-	-	-	198,587	-	-
Common stock issuance for acquisition	35	0	-	-	3,500,000	-	-
Issuance of options to former officer for services	-	-	-	-	9,808	-	-
Issuance of options to outside consultants	51,660	52	-	-	185,584	(39,750)	-
Issue common stock for option exercise	-	0	-	-	123,168	-	-
Issue common stock for subscription receivable	-	-	-	-	-	(5,363)
Cancellation of certificates/services not rendered	(1)	(0)	-	-	(19,650)	5,363	-
Issuance of common shares to outside consultants	14	0	-	-	289,517	-	-
Fair value of options issued for past services	-	-	-	-	37,202	-	-

DARK DYNAMITE, INC. AND SUBSIDARY
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2004

Intrinsic value of options issued to employees	-	-	-	-	161,103	-	-
Restricted common stock issued to E. Roberts for past services	200	0	-	-	4	-	-
Proceeds from option stock applied to A/P - T Hall	-	-	-	-	3,026	-	-
Proceeds from option stock applied to A/P - M Golightly	-	-	-	-	2,557	-	-
Preferred stock par value changed from $0.10 to $0.01	-	-	-	(112,937)	112,937	-	-
Value of options issued by Black Scholes method	-	-	-	-	131,837	-	-
Option shares sales proceeds applied to A/P, Mike Golightly	-	-	-	-	4,664	-	-
Granted 3 million options to Mike Golightly	-	-	-	-	3,222	-	-
Preferred stock issued to R. Surber for services	-	-	3,745,143	37,451	-	-	-

DARK DYNAMITE, INC. AND SUBSIDARY
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2004

Adjust for retroactive effect of common stock par value change from 0.001 to 0.0001 in December 2004	-	(47)	-	-	47	-	-
Net consolidated loss for the year ended December 31, 2004	-	-	-	-	-	-	(4,496,295)
Balances, December 31, 2004	52,339	5	5,000,000	50,000	13,174,084	(39,750)	(13,234,323)

The accompanying notes are an integral part of these consolidated financial statements

DARK DYNAMITE, INC. AND SUBSIDARY
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

				Additional	Stock
Common Stock		Preferred Stock		Paid-in	Subscriptions	Retained
Shares	Amount	Shares	Amount	Capital	Receivable	Deficit

Balances, January 1, 2005	52,339	$5	5,000,000	$50,000	$13,174,084	$(39,750)	$(13,234,323)
Common stock issuances for past services (Unaudited)	279,500	28	-	-	58,268	-	-
Receipt of cash on subscriptions receivable (Unaudited)	-	-	-	-	-	34,441	-
Issue common stock for option exercise (Unaudited)	715,000	72	-	-	59,644	(350)	-
Fair value of options issued for past services (Unaudited)	-	-	-	-	53,058	-	-
Intrinsic value of options issued to employees (Unaudited)	-	-	-	-	145,776	-	-
Proceeds from option stock applied to A/P - T Hall (Unaudited)	-	-	-	-	2,238	-	-

DARK DYNAMITE, INC. AND SUBSIDARY
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2004

Issue common stock for option exercise, depository shares at Finance 500 as of March 31, 2005 (Unaudited)	614,000	61	-	-	14,939	(15,000)	-
Adjust for error in Financial Statements at 12/31/2004 to bring into agreement with the books (Unaudited)							150
Net consolidated loss for the three months ended March 31, 2005 (Unaudited)	-	-	-	-	-	-	(374,439)
Balances, March 31, 2005	1,660,839	$166	5,000,000	$50,000	$13,508,007	$(20,659)	$(13,608,612)

The accompanying notes are an integral part of these consolidated financial statements.

DARK DYNAMITE, INC. AND SUBSIDARY
STATEMENT OF CASH FLOWS
	For The Three	For The
	Months Ended	Year Ended
	March 31,	December 31,
	2005	2004
	(Unaudited)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$ (374,439)	$(4,496,295)
Adjustments to reconcile net loss to net cash (use in) operating activities:
Depreciation	6,582	6,311
Loss - Impairment of Goodwill	-	3,490,000
Gain on early forgiveness	-	(106,500)

Common stock issued for services	39,400	341,158
Cancellation of certificates for services NOT rendered	-	(9,428)
Preferred stock issued to R. Surber for services	-	37,451
Intrinsic value of options issued to employees	153,276	241,103
Fair value of options issued to consultants	45,558	277,845
Common stock issued to apply on vendor accounts payable	21,134	77,830

(Increase) decrease in operating assets:
Accounts receivable	10,109	-
Inventory	(19,289)	(21,546)
Prepaid expenses	(912)	-
Deposits	(1,798)	(2,205)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(14,590)	(20,938)
NET CASH FROM (USED IN) OPERATING ACTIVITIES	(134,969)	(185,214)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Fixed Assets	(18,375)	(154,089)
Trade Mark	-	(1,380)
Common stock issued for property, plant and equipment	-	84,687
Loss on trading stock	-	44,373
NET CASH FROM (USED IN) FINANCING ACTIVITIES	(18,375)	(26,409)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

Common stock issuance for acquisition	-	(2,368)
Receipt of stock subscriptions receivable	34,441	39,750
Common stock issuance for stock option exercise	59,366	246,140
NET CASH FROM (USED IN) FINANCING ACTIVITIES	93,807	283,522

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,537)	71,899

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	71,899	-

END OF THE PERIOD	$ 12,362	$ 71,899

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
Preferred stock issued for services	-	$ 37,451
Common stock issued for services	$ 334,084	$ 937,911
Common stock issued for acquisition	-	$3,939,437

The accompanying notes are an integral part of these consolidated financial statements.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005

NOTE 1 - MANAGEMENT’S USE OF ESTIMATES

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

NOTE 3 - LOSS PER SHARE

Loss per share is reported in accordance with Statement of Financial Accounting Standard (SFAS) No. 128. This statement required dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based n the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted loss per share.

NOTE 4 - COMMON STOCK

During the quarter ended March 31, 2005, The Company issued 1,608,500 shares of its post reverse split common stock pursuant to the Company’s S-8 Registration Statement. There were no restricted shares of common stock issued during the same period.

NOTE 5 - GOING CONCERN AND UNCERTAINTY

The Company has experienced losses every quarter from its inception. In addition, the Company has negative net working capital, negative book value and negative cash flow. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters include the following:
•	Obtain funding from new investors to alleviate the Company’s working capital deficiency.
•	Apply for a bank credit line and an SBA loan.
•	Implement plans to increase sales.
•	Management is reducing payroll and other incidental expenses.

The outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005

NOTE 6 - SUBSEQUENT EVENTS

Black Chandelier, Inc. a subsidiary, entered a lease agreement on January 26, 2005 for retail space in the Miller Apartments, Seattle, Washington, to sell clothing. The term is two years until January 31, 2007 (with a three year option) at a base monthly rent of $1,200. The base rent shall increase 5% each year commencing the second year. The lease required an initial deposit of $1,200. The monthly rent is “net” to the lessor, making the lessee responsible for all taxes, insurance, services and utilities.

A common stock reverse split of 1,000 for 1 was effective March 28, 2005. All common stock amounts in the accompanying financial statements have been restated retroactively to reflect these capitalization changes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" mean Dark Dynamite Inc., (“DDI”) a Nevada corporation.

 General

Dark Dynamite is a lifestyle company that produces clothing, candles, skateboards, and active wear. The mission of our business is to offer products designed with deliberateness and wild inspiration that indulge an individual’s innate drive to be unique. The overarching concept is to provide the consumer with an affordable alternative to “mass-market” offerings by extending a product that conveys a sense of eccentricity that stands apart in quality, style and price, from most of the homogenous fare being offered consumers by the mainstream apparel market.

The Jared Gold brand name contributes to financially sustaining the Black Chandelier collection, which in turn will allow for the diversification of further products associated with the Jared Gold name. Future collections to be released include The Genevieve (new name pending) which will feature, housewares, confections, and candles, Life-of-the-Knife (Black Chandelier Skate),skate and snowboard apparel), Black Chandelier 365 (T-Shirt-of-the-day available only by e-procurement), and Black Chandelier Tweens (teenplus sizes for girls). All of these products will strengthen and underscore the Company’s brand identity.

In addition to strengthening the brand name and capitalizing on the reputation of Jared Gold, the Company has established a global public relations network that focuses on establishing goodwill towards the Company within the apparel market. There is will be a corporate communications staff at the Company’s headquarters that will communicate with PR companies abroad as well as using contracts PR companies to and also receive market feedback so as to effectively implement appropriate marketing and distribution strategies. The ultimate objective is expanding our consumer base by targeting boutiques and higher-end department stores.

The Company currently operates retail stores in Salt Lake City, Utah and Seattle, Washington. There are plans to open other retail stores in select major metropolitan areas such as Los Angeles, California and New York City. The company is accordingly seeking additional funds to meet its needs over the next 12 months.

RESULTS OF OPERATIONS

Revenues

Gross revenues for the three month period ended March 31, 2005, was $ 39,486 as compared to $ 0 for the same period in 2004. The change in three month revenues is due to the operations of the two retail outlets of the Company, both of which were operating during the first quarter of 2005.

Losses

DDI recorded operating losses of $392,811 for the three month period, ended March 31, 2005, compared to losses of $36,412 for the comparable period in the year 2004. The $356,399 increase in operating losses resulted from the higher level of operations for the Company in the latest quarter as compared to the comparable quarter in 2004.

DDI recorded net losses of $374,439 for the three months ended March 31, 2005, as compared to net losses of $ 3,526,000 for the same period in the previous year. The decrease in losses is attributable primarily to the loss from impairment of goodwill recorded in the first quarter of 2004 in the amount of $3,490,000 which was not repeated in 2005.

DDI does not expect to operate at a profit through fiscal 2005. Since DDI=s activities are dependent upon its ability to sell its products in the fashion and life style areas, future profitability or DDI’s ability to generate revenue and revenue growth tends to follow changes in the fashion market place. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2005, were $415,751, compared to $36,412 for the same period in 2004. The increase of $379,339 in expenses is due primarily to the start up expenses of creating and marketing the product lines of the Company.

Capital Resources and Liquidity

On March 31, 2005, DDI had current assets of $46,355 and $209,104 in total assets. DDI had a net working capital deficit of $233,847 at March 31, 2005 as compared to $ 199,142 at the end of the year, December 31, 2004, an increase in the deficit of $34,705. The working capital deficit is due primarily to outstanding accounts payable that are considered as current liabilities and the increase in those amounts during the first quarter lead to the increase over the year end amount

Net cash used by operating activities was $134,969 for the three months ended March 31, 2005, compared to net cash used by operating activities of $185,214 for the year ended December 31, 2004. The increase in cash used by operations in the first quarter reflects the increased operational level of the Company during the first quarter of 2005 as compared to the prior year’s operations.

Cash from financing activities was $ 93,807 for the three months ended March 31, 2005, compared to cash flow from financing activities of $ 283,522 for the year ended December 31, 2004. The bulk of these funds represent the receipt of stock subscriptions from the exercise of stock options by employees and consultants of the Company.

DDI is currently experiencing significant cash flow shortages. Current efforts to meet the cash flow needs of the operations of the Company are not sufficient at this time to meet the needs of the Company’s operations. To cover these ongoing shortages we may need to sell securities from time to time at a loss. We are looking at several options to improve this situation, including the private placement of DDI common stock or other avenues to obtain additional investments.

Stock and Options To Employees and Contractors

During the quarter ending March 31, 2005, DDI has continued a policy of limited cash payments to its employees and relied primarily on the issuance of common stock registered under the Company's S-8 Registration Statement for employee compensation.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements

ABILITY TO CONTINUE AS A GOING CONCERN

As shown in the consolidated financial statements for the quarter ended March 31, 2005, the Company has incurred recurring losses from operations, has a deficit book value, is the subject of numerous law suits, has all of its assets fully pledged, has a negative cash flow from operations that has created substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital.

Forward Looking Statements

The information herein contains certain forward looking statements within the meaning of §27A of the Securities Act of 1933, as amended and § 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its current expansion strategy, changes in the fashion and clothing markets, labor and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward look statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the company or any other person that the objectives and plans of the Company will be achieved.

Risk Factors

The success of our business depends in large part on our ability to identify fashion trends as well as to react to changing customer demand in a timely manner. Consequently, we depend in part upon the continuing favorable market response to the creative efforts of our purchasing, design and marketing teams’ ability to anticipate trends and fashions that will appeal to our consumer base.

Failure on our part to anticipate, identify, and respond effectively to changing consumer demands and fashion trends will adversely affect our sales. If we are unable to obtain raw materials or find manufacturing facilities, our financial condition may be harmed. Outside of a small sample room, we do not own any manufacturing facilities, and therefore depend on a limited number of third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to obtain sufficient quantities of raw materials, it could have a harmful effect on the results of our operations. Furthermore, we may receive shipments of products from manufacturers that fail to conform to our quality control standards. In such events, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these production facilities or fail to obtain an adequate supply of quality raw materials on commercially reasonable terms, it could harm our business and results of operations.

We will be dependent on third party manufacturers for production, and our sales may be negatively affected if the manufacturers do not perform acceptably, or if design changes are communicated after the production has begun. We will develop a significant portion of our merchandise in conjunction with third-party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers’ lines. We do not have long-term contracts with any third party manufacturers and will purchase all of the merchandise from such manufacturers by purchase order. Furthermore, we may receive in the future, shipments of products from third-party apparel manufacturers that fail to conform to our quality control standards. In such events, unless we are able to obtain replacement products in a timely manner, we may lose sales. We cannot assure you that third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or, 3) will supply products that satisfy our quality control standards. In addition, certain of our third party manufacturers will store our raw materials. In the event our inventory was damaged or destroyed and we were unable to obtain replacement raw materials, our ability to generate earnings may be negatively impacted. In addition, if we decide to change a key element of the design after the manufacturing process has begun we may negatively impact the manufacturer's ability to deliver the products on a timely basis, which could impact our ability to generate earnings.

Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion. We are actively recruiting qualified candidates to fill key executive positions within the Company. There is substantial competition for experienced personnel, which we expect to continue. We will compete for experienced personnel with companies who have substantially greater financial resources than we do. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to expand. In addition, we depend upon the expertise and execution of our key employees, particularly Jared Gold, the founder, Chairman of the Board, and Chief Executive Officer of Dark Dynamite, Inc. We do not maintain insurance policies on any of our employees. If we lose the services of Mr. Gold, or any key officers or employees, it could harm our business and results of operations.

We face significant competition in the retail and apparel industry, which could harm our sales and profitability. The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing strategies, product styling, quality, presentation and pricing, timeliness of product development and delivery, customer service, and convenience. We compete with specialty store retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do, we may lack the resources to adequately compete with them. If we fail to compete in any way, it could harm our business, financial condition, and future results of operations.

Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic slowdowns. If current economic conditions do not improve, our business, financial condition, and results of operations could be adversely affected. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products and high-end home products, during periods in which favorable economic conditions prevail.

If we are not able to successfully protect our intellectual property, our ability to capitalize on the value of our brand name may be impaired. Even though we intend to take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that we will be successful, or that others will not imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure you that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights. We are seeking to register our trademarks in targeted markets. In some of these markets, obstacles exist that may prevent us from obtaining a trademark for the Black Chandelier or Dark Dynamite names or related names. Furthermore, in some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us.

If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or public perception of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employee's employment conditions or the manufacturer's business practices, and the manufacturers act in their own interest, they may act in a manner that results in a negative public perception of us and/or employee allegations or court determinations that we are jointly liable for such improper practices.

The issuance of additional shares under S-8 may impair the value of the Company’s stock because of significant dilution. The most significant risk relating to our business is the dilution of the Company’s common stock, as the Company at this time is relying heavily on the issuance of S-8 shares of its common stock to pay its advisors and employees.

ITEM 3. CONTROLS AND PROCEDURES

On March 31, 2005, DDI’s Chief Executive Officer and Chief Financial Officer made an evaluation of DDI’s disclosure controls and procedures. In DDI’s opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in DDI=s disclosure controls and procedures. There have been no significant changes in DDI’s internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2004 a civil complaint was filed by the Securities and Exchange Commission in which Dark Dynamite, Inc. was named as a respondent. The Company’s former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: “Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; Dark Dynamite, Inc., a Nevada corporation. The complaint alleges that the Company failed to accurately and fully disclose the nature of its relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCIH. The complaint also faults The Sukumo Group Inc.’s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. The Company has agreed to terms of settlement with the SEC, subject to final approval by the full Commission, providing for a cash payment in the sum of $30,000 to the SEC and the entry of consent decree prohibiting any future violations of the securities laws and regulations. Additional financial information in support of the settlement has been requested by the SEC and is expected to be supplied shortly after the filing of this quarterly report for this year.

Allen E. Weintraub vs. Dark Dynamite, Inc. f/k/a Vector Holdings Corporation, a Nevada Corporation, Jared D. Gold, Richard D. Surber and Greentree Financial Group, Inc., a Florida Corporation d/b/a Bongiovanni & Associates. This case was filed in the United States District Court, Southern District of Florida, and bears the Case No: 05-20384.
Allen E. Weintraub sold control of the Corporation to Diversified Holdings, Inc., and thereafter, falsely claimed he had a secured interest in the unissued stock of the Company, arising out of contractual obligations pursuant to the Stock Exchange Agreement whereby he transferred control. This Complaint is based upon fraudulent documents that Mr. Weintraub alleges create additional debts and obligations which have been made the subject of both this case and the following litigation pending in the state of Utah. This case also raises the same issues filed in a prior state suit in Florida that was dismissed by Mr. Weintraub immediately prior to a hearing on the Company’s motion to dismiss the claims. Plaintiffs have filed a Motion to Dismiss this suit. A hearing date on the Motion is pending.
Dark Dynamite, Inc., a Nevada corporation, and Diversified Holdings, Inc.(“DHI”), a Utah corporation vs. Allen E. Weintraub, an individual, and Miami Venture Capital, Inc., a Florida corporation. This case was filed in the Third District Court of Salt Lake County, Utah, and bears the Case Number: 050905249 The Company has filed suit against Mr. Weintraub for breach of contract with respect to matters incidental to the sale of Dark Dynamite, including fraud for failure to disclose numerous liabilities of the Company prior to its sale to DHI, and his tortuous interference in the Company’s business operations. The Company also is seeking an injunction against Weintraub and all related entities in an effort to put a stop to this tortuous interference and claims based upon his fraudulent actions.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

On March 17, 2005, the Company approved and submitted for filing with the Nevada Secretary of State’s office a Certificate of Change Pursuant to NRS 78.209, to carry out a reverse stock split of the Company’s common stock on a one (1) for one thousand (1,000) basis. This action reduced the number of authorized shares of common stock from Two Million Five Hundred Thousand (2,500,000) to Two Thousand Five Hundred shares (2,500). All fractional shares that resulted from the reverse split will be rounded up to the next whole share. The effective date of the stock split was March 28, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K

(1)
On January 27, 2005, in three resolutions, the Board of Directors of the Registrant authorized the issuance of 809,500,000 shares of the Registrant's common stock registered under its S-8 Registration Statement. All of the issuances were carried out pursuant to the S-8 Registration Statement and The 2005 Benefit Plan of Dark Dynamite, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DARK DYNAMITE, INC.

Date: June 10, 2005	By:	/s/ Jared Gold
Jared Gold CEO, CFO and Director

INDEX TO EXHIBITS

Exhibit Page

No.	No.	Description
3(i)	*	Articles of Incorporation of the Company as amended and bylaws are herein incorporated by reference from the Company’s Form S-3 filed December 22, 1995.
3(i)	*	Articles of Incorporation of the Company as amended and incorporated by reference from the Company’s Form 8-K filed May 7, 2004.
3(i)	*	Articles of Incorporation of the Company as amended and incorporated by reference from the Company’s Schedule 14C filed May 27, 2004.

Material Contracts
10 (x)	*	Commercial Lease
10(xi)	*

Sales Agreement between Black Chandelier and Belle Sales dated March 11, 2005, for the Los Angeles showroom market, participation fee is $300 per month. Incorporated by reference from the 10-KSB of DDI for the period ended December 31, 2004.

10(xii)	*
Letter of Agreement between Dark Dynamite and MAO Public Relations dated April 1, 2005. Monthly compensation fee is $1,200. Incorporated by reference from the 10-KSB of DDI for the period ended December 31, 2004.

31(i)	16	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32(i)	17	Certification of Chief Executive Officer and Chief Financial Officer.

Other

99(i)	*
On January 1, 2005, the Company entered into Employment Agreement with Erika “Joon” Chavez. Ms. Chavez will serve the Company as a store manger and public relations liaison in the Seattle retail store. The Company agreed to pay her a fee of $28,000 per year payable in S-8 stock.

99(ii)	*
On January 1, 2005, the Company entered into Employment Agreement with Justin Burch. Mr. Burch will serve the Company as a store manger and public relations liaison in the Trolley Square Mall, Salt Lake City retail store. The Company agreed to pay him a fee of $2,500 per month payable in S-8 stock. Mr. Burch was subsequently terminated in February, 2005, therefore this contract is void.

99(iii)	*
On January 20, 2005, the Company entered into Employment Agreement with Megan Thiriot. Ms. Thiriot will serve the Company as a store manger and public relations liason in the Trolley Square Mall, Salt Lake City retail store. The Company agreed to pay her a fee of $1,800 per month payable in S-8 stock.

99(iv)	*
On January 14, 2005 the Company entered into a Stock Option Agreement with Donald Decker and granted 15,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(v)	*
On January 14, 2005 the Company entered into a Stock Option Agreement with Michael Golightly and granted 15,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(vi)	*
On January 14, 2005 the Company entered into a Stock Option Agreement with Jamie Dalley and granted 15,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(vii)	*
On January 14, 2005 the Company entered into a Stock Option Agreement with Christopher Larsen and granted 15,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company

99(viii)	*
On January 14, 2005 the Company entered into a Stock Option Agreement with Tim Hall and granted 15,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company

99(ix)	*
On January 14, 2005 the Company entered into a Stock Option Agreement with Matthew Stevens and granted 15,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company

99(x)	*
On January 14, 2005 the Company entered into a Stock Option Agreement with Alex Bustos and granted 15,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xi)	*
On January 14, 2005 the Company entered into a Stock Option Agreement with Molly Douma and granted 15,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xii)	*
On January 14, 2005 the Company entered into a Stock Option Agreement with Guy Cook and granted 15,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company

99(xiii)	*
On January 14, 2005 the Company entered into a Stock Option Agreement with Andrew Pitts and granted 15,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xiv)	*
On January 14, 2005 the Company entered into a Stock Option Agreement with Chen Li and granted 15,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company

99(xv)	*
On January 20, 2005 the Company entered into a Stock Option Agreement with H.K. Elrod and granted 14,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xvi)	*
On January 27, 2005 the Company entered into a Stock Option Agreement with Donald Decker and granted 50,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company

99(xvii)	*
On January 27, 2005 the Company entered into a Stock Option Agreement with Michael Golightly and granted 50,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xviii)	*
On January 27, 2005 the Company entered into a Stock Option Agreement with Jamie Dalley and granted 50,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company

99(xix)	*
On January 27, 2005 the Company entered into a Stock Option Agreement with Christopher Larsen and granted 50,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xx)	*
On January 27, 2005 the Company entered into a Stock Option Agreement with Tim Hall and granted 50,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xxi)	*
On January 27, 2005 the Company entered into a Stock Option Agreement with Matthew Stevens and granted 50,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company

99(xxii)	*
On January 27, 2005 the Company entered into a Stock Option Agreement with Alex Bustos and granted 50,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xxiii)	*
On January 27, 2005 the Company entered into a Stock Option Agreement with Molly Douma and granted 50,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xxiv)	*
On January 27, 2005 the Company entered into a Stock Option Agreement with Guy Cook and granted 50,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company

99(xxv)	*
On January 27, 2005 the Company entered into a Stock Option Agreement with Andrew Pitts and granted 50,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xxvi)	*
On January 27, 2005 the Company entered into a Stock Option Agreement with Chen Li and granted 50,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xxvii)	*
On February 23, 2005 the Company entered into a Stock Option Agreement with Donald Decker and granted 75,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xxviii)	*
On February 23, 2005 the Company entered into a Stock Option Agreement with Michael Golightly and granted 75,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xxix)	*
On February 23, 2005 the Company entered into a Stock Option Agreement with Jamie Dalley and granted 75,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xxx)	*
On February 23, 2005 the Company entered into a Stock Option Agreement with Christopher Larsen and granted 75,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xxxi)	*
On February 23, 2005 the Company entered into a Stock Option Agreement with Matthew Stevens and granted 75,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xxxii)	*
On February 23, 2005 the Company entered into a Stock Option Agreement with Alex Bustos and granted 75,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xxxiii)	*
On February 23, 2005 the Company entered into a Stock Option Agreement with Guy Cook and granted 75,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

99(xxxiv)	*
On February 23, 2005 the Company entered into a Stock Option Agreement with Andrew Pitts and granted 75,000,000 options to purchase common stock of the Company at an option price of 75% of the market price. The options were granted pursuant to the S-8 Registration Statement of the Company.

* All items incorporated herein by reference from the 10-KSB for the Company for the year ended December 31, 2004.