Form 10QSB
period 2005-06-30
DARK DYNAMITE, INC
filed 2005-08-23
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2005

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-17303

DARK DYNAMITE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	65-1021346
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Number of shares of common stock outstanding as of August 22, 2005: 1,860,839
Number of shares of preferred stock outstanding as of August 22, 2005: 5,000,000.

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “DDI”, or the “Company” refers to Dark Dynamite, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated financial statements including a balance sheet for DDI for the period ended June 30, 2005, and statement of operations and statement of cash flows for the interim period up to date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-14 and are incorporated herein by this reference.

THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
Consolidated Balance Sheets
As of June 30, 2005 and June 30, 2004

	June 30	June 30,
	2005	2004
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,356	$86,085
Accounts receivable	267	-
Inventory	37,965	1,000
Pre-paid Expenses	2,973	2,429
TOTAL CURRENT ASSETS	43,561	89,514

FIXED ASSETS
Furniture and fixtures	169,176	23,043
TOTAL FIXED ASSETS	169,176	23,043
Accumulated Depreciation	(19,372)	(410)
NET FIXED ASSETS	149,804	22,633

DEPOSITS
Deposits	1,798	-
TOTAL DEPOSITS	1,798	-

INTANGABLE ASSETS
Trademarks	1,380	1,005
TOTAL INTANGABLE ASSETS	1,380	1,005

TOTAL ASSETS	$196,543	113,152

CURRENT LIABILITIES
Accounts payable	$73,395	$95,089
Note payable	9,261	1,103
Other payable and accrued expenses	293,290	-
TOTAL CURRENT LIABILITIES	375,946	96,192

STOCKHOLDERS' (DEFICIT)
Preferred Series A stock ($0.01 par value, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	50,000	125,486
Common stock $0.001 par value, 5,000,000 shares authorized; 1,860,839 and 101,472,675 shares outstanding at June 30, 2005 and June 30, 2004 respectively (post reverse splits through March 28, 2005)	186	101,473
Additional paid in capital	13,511,989	12,156,035
Stock Subscriptions Receivable	(20,659)	(5,363)
Retained (deficit)	(13,720,919)	(12,360,671)
TOTAL STOCKHOLDERS' (DEFICIT)	(179,403)	16,960

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$196,543	$113,152

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
Consolidated Statements of Operations and
Other Comprehensive Income (Loss)
For The Three Months and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE
Sales	$45,371	$-	$84,857	$-
Consulting	-	-	-	-
TOTAL REVENUE	45,371	-	84,857	-

COST OF REVENUE
Cost of Sales	26,587	-	41,540	-
Coupons	375	-	1,820	-
Discounts	120	-	268	-
TOTAL COST OF REVENUE	27,082	-	43,628	-

GROSS PROFIT	18,289	-	41,229	-

EXPENSES
Selling, general and administrative	130,081	203,002	545,832	239,144
Selling, general and administrative From discontinued operations		-		-
TOTAL EXPENSES	130,081	203,002	545,832	239,144

OPERATING LOSS	$(111,792)	$(203,002)	$(504,603)	$(239,144)

OTHER INCOME (EXPENSE)
Interest expense	-	-	(4)	-
Interest Income	-	-	7	-
Miscellaneous Income	(516)	-	17,853	-
Gain on early forgiveness of accounts
payable to governmental authority		106,500		106,500
Gain (loss) from impairment of goodwill	-	-	-	(3,490,000)
Gain / Loss on Securities	-	-	-	-
Loss on company stock	-	-	-	-
Income tax - state	-	-	-	-
TOTAL OTHER INCOME	(516)	-	17,856	-

NET LOSS	$(112,308)	$(96,502)	$(486,747)	$(3,622,644)

Net loss per weighted average common shares outstanding	$(0.0675)	$(0.0012)	$(0.2904)	$(0.0814)
Weighted average shares outstanding - basic and diluted	1,663,061	80,575,083	1,675,838	44,505,346

(Weighted average shares outstanding have been adjusted retroactively to reflect reverse stock split on March 28, 2005 for quarter ended
March 31, 2005 and November 17, 2004 and March 28, 2005 for quarter ended
March 31, 2004)

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2004

					Additional
					Paid-in	Retained
	Preferred Stock		Common Stock		Capital	Deficit
	Shares	Amount	Shares	Amount	Amount	Amount

Balances, January 1, 2004	1,254,857	$125,486	2,419,775	$2,420	$8,427,800	$(8,738,027)

Common stock issuances for past services			5,444,300	5,444	24,698

Common stock issuances for acquisition			70,000,000	70,000	3,430,000

Common stock issuance to former officer			250,000	250

Issuance of options to former officer for services					9,808

Issuance of options to outside consultants					21,913

Issuance of common shares to outside consultants			23,358,600	23,359	241,816

Net loss for the period						(3,622,644)

	1,254,857	$125,486	101,472,675	$101,473	$12,156,035	$(12,360,671)

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

					Additional	Stock
	Common Stock		Preferred Stock		Paid-in	Subscriptions	Retained
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit
Balances, January 1, 2005	52,339	$5	5,000,000	$50,000	$13,174,084	$(39,750)	$(13,234,323)

Common stock issuances for past services (Unaudited)	279,500	28	-	-	58,268	-	-

Receipt of cash on subscriptions receivable (Unaudited)	-	-	-	-	-	34,441	-

Issue common stock for option exercise (Unaudited)	715,000	72	-	-	59,644	(350)	-

Fair value of options issued for past services (Unaudited)	-	-	-	-	53,058	-	-

Intrinsic value of options issued to employees (Unaudited)	-	-	-	-	145,776	-	-

Proceeds from option stock applied to A/P - T Hall (Unaudited)	-	-	-	-	2,238	-	-

Issue common stock for option exercise, depository shares at Finance 500 as of March 31, 2005 (Unaudited)	614,000	61	-	-	14,939	(15,000)	-

Adjust for error in Financial Statements at 12/31/2004 to bring into agreement with the books (Unaudited)							150

Common stock issued to WJREH (a Nexia Holdings company) for cash - restricted	200,000	20			3,982

Net consolidated loss for the six months ended June 30, 2005 (Unaudited)	-	-	-	-	-	-	(486,747)
Balances, June 30, 2005	1,860,839	$186	5,000,000	$50,000	$13,511,989	$(20,659)	$(13,720,920)

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2005 and 2004
	For The Six	For The Six
	Months Ended	Months Ended
	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(486,747)	$(3,622,644)
Adjustments to reconcile net loss to net cash (use in) operating activities:
Issuance of options for shares and services of outside consultants	-	311,430
Depreciation	13,061	410
Loss - Impairment of Goodwill	-	3,490,000
Issuance of options for services of former officer	-	9,808
Common stock issued for services	39,400	-
Intrinsic value of options issued to employees	153,276	-
Fair value of options issued to consultants	45,558	-
Common stock issued to apply on vendor Accounts Payable	21,134	-

(Increase) decrease in operating assets:
Accounts receivable	(267)	-
Inventory	(16,268)	-
Prepaid expenses	(768)	(2,429)
Deposit	(1,798)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(221,397)	(87,795)
Note payable	9,261	-
Other payable	293,290	-
Shareholder payable	-	1,103
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(152,265)	99,883

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Cash paid for trademarks	-	(1,005)
Purchases of fixed assets	(15,087)	(13,043)
NET CASH (USED IN) INVESTING ACTIVITIES	(15,087)	(14,048)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Common stock issuance to former officer	-	250
Receipt of stock subscriptions receivable	38,443	-
Common stock issuance for stock option exercise	59,366	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	97,809	250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(69,543)	86,085

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	71,899	-

END OF THE PERIOD	$2,356	$86,085

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
Common stock issued for purchase of fixed assets and inventory	-	$10,000
Common stock issued for purchase of goodwill	-	$3,490,000
Common stock issued for past services to pay down accounts payable	-	$5,800
Common stock issued for services	$334,084	$-
Issuance of options for services of outside consultants	-	$311,430
Issuance of options to former officer	-	$9,808

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005

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

NOTE 4 - COMMON STOCK

During the six months ended June 30, 2005, The Company issued 1,608,500 shares of its post reverse split common stock pursuant to the Company’s S-8 Registration Statement.

During the quarter ended June 30, 2005, the Company issued 200,000 shares of its post reverse split common stock pursuant to the Company’s 8-K Statement. The shares are restricted, and they were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005

The outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 6 - REVERSE STOCK SPLIT

A common stock reverse split of 1,000 for 1 was effective March 28, 2005. All common stock amounts in the accompanying financial statements, issued on or before the date of the reverse stock split, have been restated retroactively to reflect these capitalization changes.

NOTE 7 - SUBSEQUENT EVENTS

On August 1, 2005, the Company filed an information schedule with the Securities and Exchange Commission reporting that 99% of the authorized votes of the common and preferred stock of the Company had approved an amendment to the Articles of Incorporation of Dark Dynamite, Inc. to increase the number of authorized common shares, par value $0.0001, from five million (5,000,000) to one billion (1,000,000,000). The Certificate of Amendment to carry the authorized increase in the number of common shares has not yet been filed with the Nevada Secretary of State.

On August 15, 2005, the Company and its majority shareholder, Richard Surber, entered into a binding Letter of Intent (“LOI”) with Shanxi Kai Da Lv You Gu Wen You Xian Gong Si (“Kai Da”) a corporation formed according to the laws of the Peoples Republic of China. The LOI sets for the terms and conditions upon which control of the Company will be acquired by the shareholders of Kai Da through the purchase of 4,990,000 shares of the preferred stock of the Company from Surber or companies under his control.

The LOI sets forth the parties intention to complete a Plan of Exchange on or about August 29, 2005, at which time the shares of preferred stock will be deposited into escrow in exchange for a total cash payment of $495,000 and making Kai Da a wholly owned subsidiary of the Registrant. Final closing of the exchange is planned on or about the 28th of September, 2005. At the conclusion of the planned exchange the shareholders of Kai Da would hold approximately 98% of the voting control of the Company.

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

RESULTS OF OPERATIONS

Revenues

Gross revenues for the three-month and six-month periods ended June 30, 2005, were $45,371 and $84,857, respectively, as compared to $0 for the same periods ended June 30, 2004. The changes in 2005 revenues were due to the operations of the two retail outlets of the Company, both of which were operating since first quarter of 2005.

Losses

DDI recorded operating losses of $111,792 and $504,603 for the three-month and six-month periods ended June 30, 2005, respectively, compared to operating losses of $203,002 and $239,144 for the comparable periods ended June 30, 2004. The increase in operating losses resulted from the higher level of operations for the Company in the first half of 2005 as compared to the same period in 2004. The operating losses of $504,603 for the six months ended June 30, 2005 were due primarily to the account and audit fees of $25,907, legal fees of $55,710 and salaries and wages of $299,979.

DDI recorded net losses of $112,308, or $.0675 per common share outstanding, and $486,747, or $.2904 per common share outstanding, for the three months and six months ended June 30, 2005, respectively, as compared to net losses of $96,502 and $3,622,644 for the same periods ended June 30, 2004. The decrease in losses was attributable primarily to the loss from impairment of goodwill recorded in the first quarter of 2004 in the amount of $3,490,000 which was not repeated in 2005.

DDI does not expect to operate at a profit through fiscal 2005. Since DDI’s activities are dependent upon its ability to sell its products in the fashion and life style areas, future profitability or DDI’s ability to generate revenue and revenue growth tends to follow changes in the fashion market place. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

Selling, general and administrative expenses for the three months and six months ended June 30, 2005, were $130,081 and $545,832, respectively, compared to $203,002 and $239,144 for the same periods in 2004. The increase of $306,688 in expenses in the first half of 2005 was due primarily to the start up expenses of creating and marketing the product lines of the Company.

Capital Resources and Liquidity

On June 30, 2005, DDI had current assets of $43,561 and $196,543 in total assets. DDI had a net working capital deficit of $332,385 at June 30, 2005, as compared to a net working capital deficit of $6,678 at the same period ended June 30, 2004, an increase in the deficit of $325,707. The working capital deficit was due primarily to outstanding other payable and accrued expenses that were considered as current liabilities and the increase in those amounts during the first half of 2005 lead to the increase over the year end amount

Net cash used in operating activities was $152,265 for the six months ended June 30, 2005, compared to net cash provided by operating activities of $99,883 for the six months ended June 30, 2004. The increase in cash used in operations in the first half of 2005 reflected the increased operational level of the Company during the first six months of 2005 as compared to the prior year’s operations.

Net cash used in investing activities was $15,087 for the six months ended June 30, 2005, compared to net cash used in investing activities was $14,048 for the same period ended June 30, 2004. Cash flow used in investing activities in the first half of 2005 was due primarily to the purchase of fixed assets, the same as the previous year, except that there was $1,005 in cash paid for trademarks in 2004.

Cash from financing activities was $97,809 for the six months ended June 30, 2005, compared to cash flow from financing activities of $250 for the six months ended June 30, 2004. The bulk of these funds represent the receipt of stock subscriptions from the exercise of stock options by employees and consultants of the Company.

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

Stock and Options To Employees and Contractors

During the quarter ended June 30, 2005, the board of directors of DDI has not issued any stock or options to employees of contractors of common stock registered under the Company's S-8 Registration Statement.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements

ABILITY TO CONTINUE AS A GOING CONCERN

As shown in the consolidated financial statements for the six months ended June 30, 2005, the Company had incurred recurring losses from operations, had a deficit book value, was the subject of numerous law suits, had all of its assets fully pledged, had a negative cash flow from operations that created substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on resolving the business and liquidity problems, principally through developing operations, increasing revenues, and obtaining new capital through either debt or equity.

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

ITEM 3. CONTROLS AND PROCEDURES

On June 30, 2005, DDI’s Chief Executive Officer and Chief Financial Officer made an evaluation of DDI’s disclosure controls and procedures. In that person's opinion, the disclosure controls and procedures are effective and adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in DDI’s disclosure controls and procedures.

There have been no significant changes in DDI’s internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2004 a civil complaint was filed by the Securities and Exchange Commission in which Dark Dynamite, Inc. was named as a respondent. The Company’s former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: “Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; Dark Dynamite, Inc., a Nevada corporation. The complaint alleges that the Company failed to accurately and fully disclose the nature of its relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCIH. The complaint also faults The Sukumo Group Inc.’s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. The Company has agreed to terms of settlement with the SEC, subject to final approval by the full Commission, providing for a cash payment in the sum of $30,000 to the SEC and the entry of consent decree prohibiting any future violations of the securities laws and regulations. Additional financial information in support of the settlement has been requested by the SEC and is expected to be supplied shortly after the filing of this quarterly report.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Subsequent Event:

On July 22, 2005 200,000 restricted shares of the Company’s common stock was issued to Diversified Holdings I, Inc. in exchange for a cash investment of $4,002. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933. Richard Surber is the President of Diversified Holdings I, Inc. he is the holder or beneficial owner of 5,000,000 shares of the Company’s preferred stock.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2005 the company has not issued any shares or options to purchase shares pursuant to its’ S-8 Registration Statement to any person.

Subsequent Events

On August 1, 2005, the Company filed an information schedule with the Securities and Exchange Commission reporting that 99% of the authorized votes of the common and preferred stock of the Company had approved an amendment to the Articles of Incorporation of Dark Dynamite, Inc. to increase the number of authorized common shares, par value $0.0001, from five million (5,000,000) to one billion (1,000,000,000). The Certificate of Amendment to carry the authorized increase in the number of common shares has not yet been filed with the Nevada Secretary of State.

On August 15, 2005, the Company and its majority shareholder, Richard Surber, entered into a binding Letter of Intent (“LOI”) with Shanxi Kai Da Lv You Gu Wen You Xian Gong Si (“Kai Da”) a corporation formed according to the laws of the Peoples Republic of China. The LOI sets for the terms and conditions upon which control of the Company will be acquired by the shareholders of Kai Da through the purchase of 4,990,000 shares of the preferred stock of the Company from Surber or companies under his control.

The LOI sets forth the parties intention to complete a Plan of Exchange on or about August 29, 2005, at which time the shares of preferred stock will be deposited into escrow in exchange for a total cash payment of $495,000 and making Kai Da a wholly owned subsidiary of the Registrant. Final closing of the exchange is planned on or about the 28th of September, 2005. At the conclusion of the planned exchange the shareholders of Kai Da would hold approximately 98% of the voting control of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed subsequent to the end of the quarter

(1)
On July 29, 2005 the Company filed an 8-K report under Item 3.02, Unregistered Sales of Equity Securities reporting that the company had issued 200,000 restricted shares of the Company’s common stock to Diversified Holdings I, Inc. in exchange for a cash investment in the sum of $4,002. The restricted shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

(2)
On August 17, 2005, the Company filed an 8-K report under Item 1.01, Entry into a Material Definitive Agreement reporting that the Company and its majority shareholder had entered into a binding Letter of Intent to transfer 4,990,000 shares of the Company’s preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DARK DYNAMITE, INC.

Date: August 22, 2005                                        /s/ Jared Gold
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

10(xiii)	15
Letter of Intent, Dated August 15, 2005 between Dark Dynamite, Inc. Richard Surber, Shanxi Kai Da Lv You Gu Wen You Xian Gong Si, Xian Yan Ke and Wei Ping Lei for the sale of 4,990,000 shares of the preferred stock of Dark Dynamite, Inc.

31.1	16	Certification of Chief Executive Officer and Chief Financial Officer.
32.1	17	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.