Form 10QSB
period 2005-09-30
DARK DYNAMITE, INC
filed 2005-11-18
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2005

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

DARK DYNAMITE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	65-1021346
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

E Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China 710068
(Address of principal executive offices)

(8629) 8436-8561
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]	No [ ]

Number of shares of common stock outstanding as of November 14, 2005: 621,948
(after giving effect to a 1:4 reverse stock split effective on November 3, 2005)
Number of shares of preferred stock outstanding as of November 14, 2005: 5,000,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10

ITEM 3 CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	17

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	18

ITEM 5. OTHER INFORMATION	18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	11

INDEX TO EXHIBITS	22

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “DDI”, or the “Company” refers to Dark Dynamite, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Consolidated, unaudited financial statements including a balance sheet for DDI for the period ended September 30, 2005, and statement of operations and statement of cash flows for the interim period up to date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Consolidated Unaudited Condensed Balance Sheet September 30, 2005	4-5

Consolidated Unaudited Condensed Consolidated Statements of Operations - For the Three Months and Nine Months Ended September 30, 2005 and 2004	6

Consolidated Unaudited Condensed Statements of Cash Flows - For the Nine Months Ended September 30, 2005 and 2004	7

Notes to Consolidated Unaudited Condensed Financial Statements	8-9

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
Consolidated Balance Sheets
As of September 30, 2005

September 30,
2005
(Unaudited)

CURRENT ASSETS
Accounts receivable	$267
Inventory	29,150
Pre paid expenses	3,632
TOTAL CURRENT ASSETS	33,049

FIXED ASSETS
Furniture and fixtures	170,754
TOTAL FIXED ASSETS	170,754
Accumulated depreciation	(26,181)
NET FIXED ASSETS	144,573

DEPOSITS
Deposits	1,798
TOTAL DEPOSITS	1,798

INTANGIBLE ASSETS
Trademarks	1,380
TOTAL INTANGIBLE ASSETS	1,380

TOTAL ASSETS	$180,800

The financial statements should be read in conjunction with the accompanying notes.

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
Consolidated Balance Sheets
As of September 30, 2005

September 30,
2005
(Unaudited)

CURRENT LIABILITIES
Bank overdraft	$1,959
Accounts payable	301,761
Notes payable short-term	29,611
TOTAL CURRENT LIABILITIES	333,331

STOCKHOLDERS' DEFICIT
Preferred Series A stock ($0.01 par value, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	50,000
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 621,948 and 52,339 shares outstanding at September 30, 2005 and December 31, 2004, respectively (after giving effect to reverse stock splits).	62
Additional paid in capital	13,684,531
Stock subscriptions receivable	(55,163)
Retained deficit	(13,831,962)
TOTAL STOCKHOLDERS' DEFICIT	(152,531)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$180,800

The financial statements should be read in conjunction with the accompanying notes.

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
Consolidated Statements of Operations and
Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Sales	$44,748	$-	$129,605	$-
TOTAL REVENUE	44,748	-	129,605	-

COST OF REVENUE
Cost of sales	15,080	-	56,620	-
Coupons	26	-	1,846	-
Discounts	515	-	783	-
TOTAL COST OF REVENUE	15,620	-	59,248	-

GROSS PROFIT	29,129	-	70,358	-

EXPENSES
Selling, general and administrative	205,859	358,531	751,691	597,778
TOTAL EXPENSES	205,859	358,531	751,691	597,778

OPERATING LOSS	(176,731)	(358,531)	(681,334)	(597,778)

OTHER INCOME (EXPENSE)
Interest expense	(22)	-	(26)	-
Interest income	-	-	7	103
Miscellaneous income	64,058	-	81,911	-
Gain on early forgiveness of accounts payable to governmental authority	-	-	-	106,500
Loss from impairment of goodwill	-	-	-	(3,490,000)
TOTAL OTHER INCOME (EXPENSE)	64,036	-	81,893	(3,383,397)

NET LOSS	$(112,694)	$(358,531)	$(599,441)	$(3,981,175)

Net loss per weighted average common shares outstanding	$(0.058)	$(4.310)	$(0.390)	$(80.000)
Weighted average shares outstanding - basic and diluted	1,930,885	83,233	1,538,668	49,777

The financial statements should be read in conjunction with the accompanying notes.

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
STATEMENTS OF CASH FLOWS

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(599,441)	$(3,981,175)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	19,870	1,904
Loss from impairment of goodwill	-	3,490,000
Common stock issued for services	61,900	361,314
Intrinsic value of options issued to employees	240,276	135,059
Common stock issued to apply on vendor accounts payable	30,758	-

(Increase) decrease in operating assets:
Accounts receivable	(267)	(202)
Inventory	(7,604)	(1,535)
Prepaid expenses	(1,427)	(2,287)
Deposit	(1,798)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	6,970	(111,081)
Payroll taxes payable	-	1,928
NET CASH (USED IN) OPERATING ACTIVITIES	(250,763)	(106,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase fixed assets	(16,665)	(42,579)
Purchase publicly traded securities	-	(35,000)
Purchase trademark	-	(1,045)
NET CASH (USED IN) FINANCING ACTIVITIES	(16,665)	(78,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issued notes payable for cash	29,611	-
Issued common stock for cash	4,002	122,418
Receipt of stock subscriptions receivable	47,314	-
Common stock issued for stock options exercised	112,643	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	193,570	122,418

NET DECREASE IN CASH AND CASH EQUIVALENTS	(73,858)	(62,281)
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	71,899	86,085

END OF THE PERIOD	$(1,959)	$23,804

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
Common stock issued for services	$61,900	$281,872

The financial statements should be read in conjunction with the accompanying notes.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

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

NOTE 3 - LOSS PER SHARE

Loss per share is reported in accordance with Statement of Financial Accounting Standard (SFAS) No. 128. This statement required dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted loss per share.

NOTE 4 - COMMON STOCK

During the nine months ended September 30, 2005, the Company has issued 2,435,452 shares of its post reverse split common stock pursuant to the Company’s S-8 Registration Statement.

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

NOTE 6 - REVERSE STOCK SPLITS

A common stock reverse split of 1 for 1,000 was effective March 28, 2005. All common stock amounts in the accompanying financial statements issued on or before the date of the reverse stock split have been restated retroactively to reflect this capitalization change.

A common stock reverse split of 1 for 4 was effective November 3, 2005. All common stock amounts in the accompanying financial statements, issued on or before September 30, 2005, have been restated retroactively to reflect this capitalization change.

NOTE 7 - STOCKHOLDERS’ EQUITY

On August 1, 2005, the Company filed an information statement with the Securities and Exchange Commission reporting that 99% of the authorized votes of the common and preferred stock of the Company had approved an amendment to the Articles of Incorporation of Dark Dynamite, Inc. to increase the number of authorized common shares, par value $0.0001, from five million (5,000,000) to one billion (1,000,000,000). On August 30, 2005, a Certificate of Amendment to carry the authorized increase in the number of common shares was filed with the Nevada Secretary of State.

NOTE 8 - CONTROL OF THE CORPORATION

On August 29, 2005, the Company and its majority shareholder, Richard Surber, signed a Plan of Exchange agreement (“Agreement”) with Shanxi Kai Da LV You Xian Gong SI (“Kai Da”), a corporation formed according to the laws of the Peoples Republic of China. The agreement set forth the terms and conditions under which control of the Company would be acquired by the shareholders of Kai Da through the purchase of 4,990,000 shares of the convertible preferred stock of the Company from Surber or companies under his control.

The Agreement called for the exchange to be completed on or about September 28, 2005. The shares of convertible preferred stock were to be deposited into escrow in exchange for a total cash payment of $495,000 and making Kai Da a wholly owned subsidiary of Dark Dynamite, Inc. At the conclusion of the exchange, the shareholders of Kai Da would hold approximately 98% of the voting control of the Company.

NOTE 9 - SUBSEQUENT EVENTS

On October 3, 2005 a Certificate of DDYI’s Majority Shareholder was signed by Richard Surber to execute and deliver to escrow the DDYI stock certificate in his name, endorsed in blank, in exchange for $495,000 deposited in escrow by Kai Da.

An Information Statement on Schedule 14F-1, dated October 19, 2005 and filed with the Securities and Exchange Commission on October 20, 2005, regarding the exchange of control of Dark Dynamite, Inc., was mailed to all stockholders of record as of September 30, 2005.

A Preliminary Information Statement on Schedule 14C, dated October 31, 2005, was filed with the Securities and Exchange Commission on November 2, 2005, regarding the change of name of DDYI to “China International Tourism Holdings, Ltd.” The Company is waiting for comments on such information statement from the Commission.

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

The Company currently operates retail stores in Salt Lake City, Utah and Seattle, Washington.

RESULTS OF OPERATIONS

Revenues

Gross revenues for the three-month and nine-month periods ended September 30, 2005, were $44,748 and $129,605, respectively, as compared to $0 for the same periods ended September 30, 2004. The changes in 2005 revenues were due to the operations of the two retail outlets of the Company, both of which were operating since first quarter of 2005.

Losses

DDI recorded operating losses of $176,731 and $681,334 for the three-month and nine-month periods ended September 30, 2005, respectively, compared to operating losses of $358,531 and $597,778 for the comparable periods ended September 30, 2004. The increase in operating losses in the nine months of 2005 resulted from the higher level of operations for the Company as compared to the same period in 2004. The operating losses of $681,334 for the nine months ended September 30, 2005 were due primarily to the accounting and audit fees of $25,907, consulting expenses of $35,033, legal fees of $75,198 and salaries and wages of $435,293.

DDI recorded net losses of $112,694, or $.058 per common share outstanding, and $599,441, or $.390 per common share outstanding, for the three months and nine months ended September 30, 2005, respectively, as compared to net losses of $358,531 and $3,981,175 for the same periods ended September 30, 2004. The decrease in losses was attributable primarily to the loss from impairment of goodwill recorded in the first quarter of 2004 in the amount of $3,490,000 which was not repeated in 2005.

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

Expenses

Selling, general and administrative expenses for the three months and nine months ended September 30, 2005, were $205,859 and $751,691, respectively, compared to $358,531 and $597,778 for the same periods in 2004. The increase of $153,913 in expenses in the nine months of 2005 was due primarily to the start up expenses of creating and marketing the product lines of the Company and the increase in salaries and wages.

Capital Resources and Liquidity

On September 30, 2005, DDI had current assets of $33,049 and $180,800 in total assets. DDI had a net working capital deficit of $300,282 at September 30, 2005, as compared to a net working capital deficit of $17,344 at the same period ended September 30, 2004, an increase in the deficit of $282,938. The working capital deficit was due primarily to outstanding accounts payable that were considered as current liabilities and the increase in those amounts during the nine months of 2005 lead to the increase over the same period of 2004.

Net cash used in operating activities was $250,763 for the nine months ended September 30, 2005, compared to net cash used in operating activities of $106,075 for the nine months ended September 30, 2004. The increase in cash used in operations in the nine months of 2005 reflected the increased operational level of the Company during the nine months of 2005 as compared to the same period of 2004.

Net cash used in investing activities was $16,665 for the nine months ended September 30, 2005, compared to net cash used in investing activities was $78,624 for the same period ended September 30, 2004. Cash flow used in investing activities in the nine months of 2005 was due primarily to the purchase of fixed assets, and the cash flow used in investing activities in the same period of 2004 included the purchase of fixed assets, the purchase of publicly traded securities and the purchase of trademark.

Cash from financing activities was $193,570 for the nine months ended September 30, 2005, compared to cash flow from financing activities of $122,418 for the nine months ended September 30, 2004. The bulk of these funds represent the receipt of stock subscriptions from the exercise of stock options by employees and consultants of the Company.

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

Stock and Options To Employees and Contractors

During the nine months ended September 30, 2005, the Company has issued 2,435,452 shares of its post reverse split common stock pursuant to the Company’s S-8 Registration Statement, of which 150,000 shares of common stock issued for services on September 20, 2005; 562,500 shares of common stock issued for exercised options on September 20, 2005; 64,160 shares of the common stock issued for the settlement of all liabilities to Hudson Consulting.

In September of 2005, 150,000 shares were cancelled and returned to the Treasury.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements

ABILITY TO CONTINUE AS A GOING CONCERN

As shown in the consolidated financial statements for the nine months ended September 30, 2005, the Company had incurred recurring losses from operations, had a deficit book value, was the subject of numerous law suits, had all of its assets fully pledged, had a negative cash flow from operations that created substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on resolving the business and liquidity problems, principally through developing operations, increasing revenues, and obtaining new capital through either debt or equity.

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

ITEM 3. CONTROLS AND PROCEDURES.

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Ming Lei ("CEO") and Xiaojun Wang, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to we are made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 20, 2005, 75,000 shares of common stock were issued to J. Gold, the former president, for past services;

On September 20, 2005, 75,000 shares of common stock were issued to R. Surber, the previous beneficial owner of the Company, for past services;

On September 20, 2005, the total of 562,500 shares of common stock was issued for exercised options.

On September 20, 2005, 64,160 shares of common stock were issued for the settlement of all liabilities to Hudson Consulting.

In September of 2005, 150,000 shares were cancelled and returned to the Treasury.

ITEM 5. OTHER INFORMATION

On August 1, 2005, the Company filed an information schedule with the Securities and Exchange Commission reporting that 99% of the authorized votes of the common and preferred stock of the Company had approved an amendment to the Articles of Incorporation of Dark Dynamite, Inc. to increase the number of authorized common shares, par value $0.0001, from five million (5,000,000) to one billion (1,000,000,000). The Certificate of Amendment to carry the authorized increase in the number of common shares has been filed with the Nevada Secretary of State on August 29, 2005

On August 15, 2005, the Company and its majority shareholder, Richard Surber, entered into a binding Letter of Intent (“LOI”) with Shanxi Kai Da Lv You Gu Wen You Xian Gong Si (“Kai Da”) a corporation formed according to the laws of the Peoples Republic of China. The LOI sets for the terms and conditions upon which control of the Company will be acquired by the shareholders of Kai Da through the purchase of 4,990,000 shares of the convertible preferred stock of the Company from Surber or companies under his control.

The LOI sets forth the parties intention to complete a Plan of Exchange on or about August 29, 2005, at which time the shares of convertible preferred stock will be deposited into escrow in exchange for a total cash payment of $495,000 and making Kai Da a wholly owned subsidiary of the Registrant. Final closing of the exchange was planned for on or about the 28th of September, 2005. In fact, the plan of exchange closed as of October 3, 2005, with the exchange of all closing documentation occurring on that date. At the conclusion of the planned exchange the shareholders of Kai Da held approximately 98% of the voting control of the Company.

As described above, on August 29, 2005, the Company executed a Plan of Exchange (the “Agreement”), among the Company, Shanxi Kai Da Lv You Gu Wen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Kai Da”), Diversified Holdings X, Inc., a Nevada corporation (“Diversified Holdings”), and Richard Surber, a citizen and resident of the State of Utah (the “Majority Shareholder”). The Agreement closed as of October 3, 2005.

Pursuant to and at the closing of the Agreement, which occurred as of October 3, 2005, the Company authorized the Standard Register & Transfer Company, Inc., its transfer agent, to issue to the shareholders of Kai Da (the “Kai Da Shareholders”), 40,000,000 shares of common stock of the Company, upon conversion of 1,600,000 of the 4,990,000 shares of its convertible preferred stock purchased by the Kai Da Shareholders at closing for $495,000, and 100,000 shares of common stock of the Company issued to the Kai Da Shareholders in exchange for all of the issued and outstanding registered capital of Kai Da. Further, the Kai Da Shareholders have agreed pursuant to a trust arrangement established under Chinese law to transfer all of the 40,100,000 shares of common stock which will be issued to them as a result of the closing, on a pro rata basis, to approximately 3,600 shareholders of E Pang Gong, the Chinese company that owns the leasehold interest and improvements of the E Pang Gong theme park. The theme park and hotel located on the premises are the subject of a management contract with Kai Da from which Kai Da derives most of its revenues. As a result of the transactions consummated at the closing, shares representing 93.3% of the Company’s post-issuance outstanding shares of common stock were issued to the Kai Da shareholders, and all of the registered capital of Kai Da was acquired by the Company.

The E Pang Gong theme park is an historic location in Xi An, Peoples’ Republic of China, since it is located on the ruins of the original palace of the Emperor Qin Shi Huang, who was China’s first emperor who ruled for approximately ten years around the year 220 B.C. Our Chinese counsel advised that foreign ownership laws in China would restrict the ability of the Company to directly have an ownership interest in the theme park, which is based on the life and accomplishments of Qin Shi Huang. Accordingly, a transaction structure was chosen that incorporated a Plan of Exchange, or so-called “reverse merger”, with the management company of the theme park, which has day to day operational responsibility for running the theme park, and is entitled to a portion of the revenues therefrom, but does not own any of the theme park assets.

Effective November 3, 2005, the Company consummated a 1:4 reverse stock split, which resulted in 2,487,791 outstanding pre-split shares being converted into 621,948 outstanding post-split shares. In connection with the reverse stock split, the Board of Directors of the Company authorized a decrease in the authorized number of shares of common stock from 1,000,000,000 shares to 250,000,000 shares, pursuant to NRS Section 78.207. In accordance with such provision, our reverse stock split did not require the affirmative vote of a majority of shareholders of the Company, and Board of Directors action was sufficient.

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

(3)	On August 23, 2005, the Company filed an 8-K report under Item 4.01, Changes in Registrant’s Certifying Accountant reporting the resignation of the Company’s certifying accountant.

(4)
On August 30, 2005, the Company filed an 8-K report under Item 1.01, Entry into a Material Definitive Agreement reporting that the Company and its majority shareholder had entered into a Plan of Exchange to transfer 4,990,000 shares of the Company’s preferred stock.

(5)
On September 8, 2005, the Company filed an amendment of current report on Form 8-K/A under Item 4.01, Changes in Registrant’s Certifying Accountant reporting the resignation of the Company’s certifying accountant.

(6)
On September 30, 2005, the Company filed an 8-K report under Item 1.01, Amendment of a Material Definitive Agreement reporting that the Company and its majority shareholder had entered into an amendment of the Plan of Exchange obligating the Company to operate the Black Chandelier, Inc. subsidiary in the ordinary course of business after the closing for a period of at least 90 days.

(7)
On October 12, 2005, the Company filed an 8-K report under Item 2.01, Completion of Acquisition or Disposition of Assets reporting the closing of Plan of Exchange, date August 29, 2005 and changes in control of the Company.

(8)
On October 20, 2005, the Company filed an 8-K report under Item 5.02, Departure Of Directors Or Principal Officers; Election Of Directors; Appointment Of Principal Officers reporting the appointment of the Company’s President, Chief Executive Officer and Director, and the resignation of the Company’s former President.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DARK DYNAMITE, INC.

Date: November 14, 2005	By:	/s/ Ming Lei
Ming Lei President and CEO

Date: November 14, 2005	By:	/s/ Xiaojun Wang
Xiaojun Wang Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Page
No.		Description
3(i)	*	Articles of Incorporation of the Company as amended and bylaws are herein incorporated by reference from the Company’s Form S-3 filed December 22, 1995.
3(i)	*	Articles of Incorporation of the Company as amended and incorporated by reference from the Company’s Form 8-K filed May 7, 2004.
3(i)	*	Articles of Incorporation of the Company as amended and incorporated by reference from the Company’s Schedule 14C filed May 27, 2004.
Material Contracts
10 (x)	*	Commercial Lease
10(xi)	*

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

10(xiii)	*
Letter of Intent, Dated August 15, 2005 between Dark Dynamite, Inc. Richard Surber, Shanxi Kai Da Lv You Gu Wen You Xian Gong Si, Xian Yan Ke and Wei Ping Lei for the sale of 4,990,000 shares of the preferred stock of Dark Dynamite, Inc.

31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer.

32.1		Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
* Filed previously.