Form 10KSB/A
period 2004-12-31
DARK DYNAMITE, INC
filed 2005-11-29
CIK 830664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A AMENDMENT NO. 1
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the annual period ended: December 31, 2004
Commission File Number: 001-10559

DARK DYNAMITE, INC. (Exact name of registrant as specified in its charter.)

Nevada (State of other jurisdiction of incorporation or organization)	65-1021346 (I.R.S. Employer Identification No.)

Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China (Address of principal executive offices)	710068 (Zip Code)

(8629) 8436-8561 (Registrant’s telephone number including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:
Common Stock, $.0001 Par Value - 1,661,128 (post reverse) shares as of May 13, 2005. Number of shares of preferred stock outstanding as of May 13, 2005: 5,000,000.

The Issuer's total revenues for the year ended December 31, 2004 were $19,523.

The aggregate market value of the registrant’s common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates was approximately $38,204 based on the average closing bid and asked prices for the Common Stock on May 12, 2005.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

As used in this Annual Report, the terms "we", "us", "our," the “Registrant,” “DDI” and the "Company" mean, Dark Dynamite, Inc., a Nevada corporation, formerly known as NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. These terms also refer to the Company’s subsidiary corporation, Black Chandelier, Inc. The Company was originally incorporated in September 1987.

On April 8, 2003, the Company, under prior management, retroactively approved the sale of its 100% interest in Bestfoodonline.com, Inc. (Bestfood) to Miami Venture Capital for $10, effective as of December 30, 2002. The purpose of the disposition was to further streamline the Company by eliminating any lingering management issues, liabilities and other complications which may have involved Bestfood. The sale of Bestfood to MVC also provides further separation from the Company’s former president. Bestfood was considered by new management to be a burden on the Company and was not considered a viable operating company with any substantive beneficial future prospects for the Company. The Registrant was thus without significant operations for the year ended December 31, 2003.

On March 15, 2004, Jared Gold assumed the role of president, director, and C.E.O of the Company. Gold gained a controlling interest in the Company as a result of exchanging his 100% interest in Black Chandelier Inc., for 70,000,000 shares (35 post-reverse split shares) of the Company’s restricted common stock, which constituted approximately 96% of the issued and outstanding shares of common stock at the time of issuance.

The acquisition of Black Chandelier was the first in a series of planned transactions designed to grow Dark Dynamite into a multifaceted lifestyles company. Commensurate with this goal, Dark Dynamite underwent a series of changes including the name change from NCI Holdings, Inc., to Dark Dynamite, Inc.

On November 8, 2004, the Company approved and submitted for filing with the Nevada Secretary of State’s Office a Certificate of Change Pursuant to NRS 78.209 to carry out a reverse stock split of the Company’s common stock on a one (1) for two thousand (2,000) basis. This action reduced the number of authorized shares of common stock from Five Billion (5,000,000,000) to Two Million Five Hundred Thousand (2,500,000), par value $0.0001 per share. All fractional shares that resulted from the reverse split were rounded up to the next whole share. The effective date of the stock split was November 17, 2004.

On November 11, 2004, the Company filed an Amendment to its articles of incorporation increasing the number of authorized shares of its Common Stock from 2,500,000 to 5,000,000,000, and restating the par value to $0.0001 per share. The number of preferred shares authorized will remain at 5,000,000, with a $0.001 par value per share. Upon the filing of the Amended Articles of Incorporation, the Company was authorized to issue 5,000,000,000 shares of common stock, $0.0001 par value per share.

Subsequent Events

On March 17, 2005, the Company approved and submitted for filing with the Nevada Secretary of State’s Office a Certificate of Change Pursuant to NRS 78.209 to carry out a reverse stock split of the Company’s common stock on a one (1) for one thousand (1,000) basis. This action reduced the number of authorized shares of common stock from Five Billion (5,000,000,000) to Five Million (5,000,000), par value $0.0001 per share. All fractional shares that resulted from the reverse split are rounded up to the next whole share. The effective date of the stock split was March 28, 2005.

Business of Issuer

Dark Dynamite, Inc. is a lifestyle company that produces clothing, candles, skateboards and active-wear. The Company’s mission is to offer products designed with deliberateness and wild inspiration that indulge an individual’s innate drive to be unique. The overarching concept is to provide the consumer with an affordable alternative to “mass-market” offerings by extending a product that conveys a sense of eccentricity that stands apart in quality, style and price, from much of the overpriced and homogenous fare currently being offered consumers by the mainstream apparel market.

Today, in the apparel and related industries, there is great demand for appealing and highly individualized styles of clothing and related items. This demand has come about as a result of the proliferation of mass retailers such as Target, Wal-Mart, K-Mart, and other marketers of highly standardized goods. This demand presents tremendous opportunities for the Company which will attempt to establish a niche market offering consumers a highly individualized product, unlike anything else being sold on the mainstream market, yet at an affordable price.

The acquisition of Black Chandelier, Inc., was the first in a series of anticipated transactions designed to grow Dark Dynamite into a multifaceted lifestyles company. Commensurate with this goal, the Company underwent a series of changes including a name change from NCI Holdings, Inc., to Dark Dynamite, Inc. The name change was made to better reflect the future direction of the Company. Dark Dynamite is a public company trading on the OTC Bulletin Board under the symbol DDYI.OB. Dark Dynamite has also completed the design of its initial web site: www.darkdynamite.com.

We are currently operating a staff of experienced artists and designers to develop and produce various apparel related products. We have relied heavily on an Employee Benefit Plan registered on a Form S-8 to hire, pay, and retain key employees, consultants and other permissible professionals who will play an integral part in the future success of Dark Dynamite. Pursuant to the Employee Benefit Plan, we have issued, and may continue to issue, a substantial number of shares and options for the benefit of Dark Dynamite’s employees, consultants, and other personnel.

The success of our business will largely be a result of our ability to successfully distinguish our products from the competition by delivering a state of the art product bundled by a specialized aesthetic, at an affordable price. The hallmark of the Company’s philosophy is to offer the highest quality design available, featuring a combination of the American alternative lifestyle and eccentric European fashions. The products will be introduced as designer items, but priced for a broader market. Price will be the Company’s competitive advantage and calling-card. To find other apparel collections with similar varied aesthetic appeal one must turn to expensive European and Japanese apparel lines. However, Dark Dynamite’s Black Chandelier apparel collection is priced anywhere from fifteen to thirty-five percent less than these collections, and thus stands to be very effective in retail. The Company’s other products will pursue a similar strategy with respect to both aesthetic and price.

In addition to strengthening the brand name and capitalizing on the reputation of Jared Gold, the Company hopes to establish a global public relations network that will focus on establishing goodwill towards the Company within the apparel market. We also hope to be able to create a corporate communications staff at the Company’s headquarters that will communicate with public relations companies abroad, as well as using contracted public relations firms who will assist us in effectively implementing appropriate marketing and distribution strategies. The ultimate objective is to expand our consumer base by targeting boutiques and high-end department stores.

The Company plans to open additional retail stores that will serve as an important marketing vehicle over the next two years. The stores’ design, service and products will enhance the sense of exclusivity and uniqueness of the brand and will also contribute to the building of the Company’s brand identity.

Dark Dynamite is also establishing representatives at major tradeshows so that our product may readily be seen by potential buyers. This will create a way to identify potential distributors in new local markets and assess the new product developments by our competitors. Establishing representatives at major tradeshows is an important part of our marketing strategy to effectively position the product and increase product awareness.

Brand Development

In the apparel industry, having a strong and recognizable brand name is integral to success. Dark Dynamite’s strategy in this regard is to create a distinct brand image based on personalized appeal. The Company hopes to acquire companies with similar aesthetic concepts. This will strengthen the Company’s identity and allow for cross engineering product launches, press junkets, and sales facilities which will be a powerful vehicle for effectively placing the Company's image in the marketplace.

Dark Dynamite will pursue the strategy of selecting products for acquisition that support the Company’s identity as an artistically progressive lifestyle company. We are particularly careful to select products and acquire companies with a similar aesthetic that will define and further strengthen the life-style concept of Dark Dynamite. Offering other types of products will also help the Company to balance our products portfolios, allowing a better performing product line to offset a poorly performing line. This diversification strategy is aimed at building volume and lessening the risks of being too focused on a particular product or segment of the market.

Product Diversification

Relying on a single product line, market segment, or sales channel can lead to failure for an apparel company. To survive, apparel companies must come up with new designs, either as product line extensions or as a wholly new product lines. In mature industries like apparel, acquisitions can often be a route to sales growth. Acquisitions can also enable companies to combat pricing pressures by developing mega brands or lifestyle concepts and also by maximizing operating efficiencies. Acquisitions are also made to diversify products mix.

Segment Information

We believe that the Company stands in a unique position to establish a niche market among its customers. Our customers share a need for expression of their unique personalities through items such as clothing and gifts. Accordingly, our clothing, accessories and other products are designed with an edgy sophistication that allows our customers to express their individual uniqueness. Our target consumer is female, between 20 and 35 years old, with an income of $30,000-$90,000, and is living in highly populated urban areas such as Los-Angeles, Seattle or Chicago. These women tend to shop in boutiques and upscale department stores such as Macys and Nordstrom, and typically spend 15 to 20% of their income on clothing and accessories. These women are usually well educated and have visited a foreign country at least once. She is fashion conscious and follows current trends and subscribes to or reads several fashion oriented women's magazines.

Another target customer group of the Company includes youth and children’s groups. The junior segment will be targeted with the snowboard/skateboard line, “Black Chandelier Skate,” as well as various T-shirt collections. The Company will also cater to the developing “tweens” market segment with its Black Chandelier Girls (teen sizes for girls) collection. The Company has also introduced a men’s streetwear collection, under the Black Chandelier label, aimed at men between 20 and 35 years old. This apparel segment has enjoyed widespread popularity, and more importantly, has shown solid revenue growth. This streetwear collection is youth-oriented, edgy, and reflective of stores such as Urban Outfitters Inc., among others. However, department stores and national apparel chains have also started to carry this merchandise.

Recent Developments

Future collections include Black Chandelier Homewares, (featuring housewares and candles), Black Chandelier Skate, (skate and snowboard apparel), “Blackchandelier 365” (T-Shirt-of-the-day available only by e-procurement), and “Black Chandelier Girls” (youth sizes for girls). All of these products will strengthen and underscore the Company’s brand identity.

Retail and Wholesale Distribution

Retail

The Company’s retail operations consist of two retail stores and its retail internet site located at: www.blackchandelier.com. The Company has a complete collection of Black Chandelier clothing for sale at its retail stores which are open at Trolley Square Mall in Salt Lake City, Utah and the wild Pike and Pine shopping district in Seattle, Washington. The stores are named Black Chandelier, and promotions for the stores are being conducted via mailings, radio spots, and special features in local newspapers. The Salt Lake City location consists of 1796 square feet and the Seattle, Washington location consists of 625 square feet. Customers can order Black Chandelier apparel directly from the web site. Photos of the stores can be found at the Black Chandelier website.

The Company is planning to open more stores across the United States over the next two years, targeting the states of California and New York in particular. The Company is accordingly seeking additional funds to meet its expansion plans and needs over the next 12 months. These stores will be positioned in heavily urbanized cities, next to other high-end retailers, in an effort to attract the Company’s target market. The stores will sell all of the products manufactured by Dark Dynamite, with a core focus on apparel. The stores will allow the Company to receive valuable market feedback and have control over product positioning and presentation. The retail division is now at the forefront of importance to the Company due to its ability to reach customers directly, and avoid the time and money consuming process of marketing and wholesaling a product. This generates immediate revenues and allows the Company to closely monitor buying habits in the stores and immediately respond to sales trends. It will also help to eliminate middleman costs, allowing the Company to sell directly to the consumer.

The retail stores owned by Dark Dynamite are also important points of inventory distribution. The stores have enough space to store inventory, but more importantly, the stores assist in establishing brand identity for the product. In essence, these venues will be marketing tools which will allow us to gauge market demand for our apparel, through the use of inventory control. The current retail stores have shown positive feedback in relatively small markets.

The retail stores use an ingenious modular build out that requires very little to no onsite construction work. All modular cabinetry is built in the Salt Lake City design complex and contains everything from display hardware, to lighting and sound, and can be easily rolled into place on site. The modular cabinetry system keeps costs to an approximate $15,000 per store build out cost. In the event the store needs to relocate, the investment is not lost; it simply rolls out to the next location. The Black Chandelier Seattle store was installed in one day; this saved labor hours and travel time for Black Chandelier’s staff.

Wholesale

The Company’s wholesale operations consist of two major apparel showrooms featuring the Black Chandelier apparel line, The Scott Blair Group and Belle Sales, located in Dallas, Texas, and Los Angeles, California respectively. The Company provides these wholesalers with apparel which these showrooms display and ultimately sell to various vendors and retailers. The other major vector for wholesales is the Company’s wholesale website whereby various retailers and vendors can procure Company apparel for retails sales directly from the Company itself, thus saving the Company intermediary fees. The address for the Company’s wholesale website is: www.7463435.com. By initiating contact with various retailers, a small amount of wholesaling is also done direct from the Company’s headquarters.

Non-Company retail stores offer additional exposure for the Company's apparel lines, and also lend credibility to the Dark Dynamite brand name. However, it is essential that the Company’s resellers, as well as the Company’s retail stores, reflect Dark Dynamite’s vision, image and emphasis on quality. The Company’s retail stores will help to define the brand while the non-Company retail stores will reinforce brand identity.

For manufacturing, the Company uses Authentic Concepts, a 12,000 square feet facility employing 60 sewers, cutters and finishers, located in Provo, Utah. Authentic Concepts has manufactured clothing for large firms such as Levis, Nike, Ocean Pacific, and North Face, as well as having in-house computerized embroidery capabilities, a shipping department, and a cutting room. Black Chandelier is also endeavoring to complete its own in-house production facility. This development will decrease production costs by almost half and enable the staff of Black Chandelier to more closely monitor the production process. The third floor of the current design center is earmarked for such use.

Presently, production work for the Black Chandelier Spring 2005 “Botanical Reactor” collection has begun. Sales of this collection were less than expected, which can be attributed to its late entry into the sales market due to the preliminary set up of the work rooms and design space. The denim-heavy Fall Black Chandelier collection, “Bloodbay Foundry,” has been launched on-time and presented during Los Angeles Fashion week using a newly contracted showroom, Belle Sales (see material contracts section for further information). Dallas Fall Fashion week will host Black Chandelier’s fall collection via the newly contracted Scott Blair Group. This showroom focuses on the Midwest, and has a sales district that includes Texas, Arizona, Illinois, and most major southern metropolises (see material contracts section for more information). Asian and Japanese sales for the collection are being handled by San Francisco sales broker, J. Roussin. Roussin has previously worked with designer Jared Gold on the sales of his collection and has been very successful in navigating these complex markets.

Marketing

Marketing plans are now being formulated by the Company. The Company terminated its contract with Los Angeles Publicity house, "EM Productions," in order to more effectively focus on name branding. A new contract for public relations was executed with MAO Public Relations, in New York City. This public relations agency works all over the world with large fashion houses and helped establish Baby Phat and Heatherette. The Company uses an elaborate barrage of events, mailings, web promotions and specialized websites to market its products and to garner attention for client products. Refer to MAO PR’s website at: www.maopr.com.

Dark Dynamite hopes to establish representatives at major tradeshows so that its product may readily be seen by potential buyers. This will create a way to identify potential distributors in new local markets and assess new product developments by our competitors. Establishing representatives at major tradeshows is an important part of our marketing strategy in that it effectively positions our product and increases product awareness. Furthermore, advertising is also being conducted in various local newspapers in cities where the Company currently has retail stores.

The Company’s websites also serve as a promotional vector for the Company’s apparel lines. Black Chandelier is currently working with a Dark Dynamite contractor to further develop its various websites. These websites are currently operative and employ elaborate artwork, animation and artistic quality. The wholesale website at www.7463435.com has been utilized as a tool for the Company’s in-house marketing strategy. This will allow for sales to be executed directly by the Company to retailers, eliminating the middleman and thus saving the Company significant costs.

In addition to strengthening the brand name and capitalizing on the reputation of Jared Gold, the Company will also establish a global public relations network that will focus on establishing goodwill towards the Company in the apparel market. There will be a corporate communications staff at the Company’s headquarters that will communicate with public relations companies abroad and also receive market feedback so as to effectively implement appropriate marketing and distribution strategies. The ultimate objective will be to expand our consumer base by targeting boutiques and higher-end department stores.

In the apparel industry, having a strong and recognizable brand name is the key to success. Dark Dynamite’s strategy in this regard is to create a distinct brand image, based on personalized appeal to the consumer. The Company will design products and acquire companies with a similar aesthetic concept. This will not only effectively strengthen the Company’s identity as a whole, but will also allow for cross engineering product launches, press junkets and sales facilities, which will be a powerful vehicle for effectively placing the Company's image in the marketplace.

The Company will endeavor to document the development of all products created by Black Chandelier and Dark Dynamite through a series of four-minute videos that will be posted on the websites. These documentaries will cover every aspect of the creation process from inspiration and research, through illustration, patterning, sampling, production and shipping. This allows investors, students, educators and other curious onlookers a very intimate view of the creation process.

New Product Development

BLACK CHANDELIER ACCESSORIES

Black Chandelier has already designed and manufactured samples for market tests of their initial handbag designs. However, opening an accessory division requires sourcing for production, distribution, and supply. San Diego based Alexander and Wade, a consulting company, located in California, is under contract with the Company, and has assisted it with researching production options, new acquisitions, and factoring support.

BLACK CHANDELIER GIRLS

Black Chandelier recently expanded its apparel line products to include a girl’s sized collection entitled, “Black Chandelier Girls.” The collection consists of designer Jared Gold’s highest selling pieces that have been rescaled for youth, sizes 7 to 14. This development is in response to the overwhelming demand for this size range at this year’s Club ENK International Children’s Apparel convention being held at the Javits Convention center in NYC. The collection mimics, in certain aspects, Black Chandelier. It will still carry the collection’s hallmark historical references; however, it will use a broader color palette and a more “junior fit.” The first revenues from sales of this collection are expected in Fall 2005.

PINK CHANDELIER

The opening season of sales for Pink Chandelier Children's Wear began September 25, 2004. This label, a division of Black Chandelier, was originally slated for development exclusively as screen printed, prefabricated items, however, the scope of this collection has become much more vast. The Pink Chandelier collection now has a full spectrum of garments, from pants and skirts to jackets and accessories. The contracted showroom is Los Angeles based Paper Doll Style. The line was shown with limited success during the Los Angeles and New York Market Weeks. Orders for Spring are being received and will be reported first quarter 2005. At this time the sales were lower than previously expected; this is attributed to the collection’s late entry in the market, causing it to miss market week in New York City. However, the publicity and press received from the premier of the collection was valuable to the Company. Initial revenues for Pink Chandelier were seen with the opening of the Company’s first retail store in Salt Lake City.

BLACK CHANDELIER SKATE

Dark Dynamite has opened an activewear division originally entitled, “Life-of-the-Knife,” now called, “Black Chandelier Skate.” The project is headed by Andrew Pitts, a professional skateboarder with six years of hard-goods design experience, as well as an extensive distribution and marketing background in the skate and snowboard markets. The line has already been designed and produced in a small run that is currently available at Black Chandelier retail locations, as well as the online retail website. Wholesale production for this division began in early March 2005. The market for this product will be divided to incorporate a core market and a mainstream market. The core market products will be called, “Life-of-the-Knife” and will target exclusive shops that cater to the avid and dedicated skate and snowboard populations. The mainstream products currently being sold are called, “Black Chandelier Skate.” We hope to have this line more widely available through malls and major department stores. A secondary, more exclusive line, may be engineered with the professional skater in mind. See the www.blackchandelier.com website for more information.

BLACK CHANDELIER HOMEWARES

Black Chandelier Homewares is a line of homeware products including candles and body products. The Company was developing this line under the name, “The Genevieve.” However, The United States Patent and Trademark Office informed the Company that another entity has rights to this name. Accordingly, the Company changed the name of its homewares division to, “Black Chandelier Homewares.” This will make it possible for the products to be associated with a more publicized name brand. This collection consists of a stationary group, including scented stationary using Black Chandelier candle scents, small ceramic figurines, lamps, candles and bedlinens. Aside from outside retailers who will carry these items, these items will also be available at all Black Chandelier retail outlets, as well as the Company’s e-commerce website. The Company has already contacted two potential showrooms to represent the collection during the Los Angeles Home and Gift Show for Holiday 2005. This show will be held in May 2005.

Cosmo International, Inc., a Florida corporation, has completed the final scent formulas for the first candle group. Consumer testing of this group has been completed, and the candle vessel samples have been completed. Burn tests, wax analysis, and labeling are now in the final stages and should be completed in time for the Atlanta Holiday Homewares and Gift Market to be held in May 2005.

The Company, through a contractor, has found viable manufacturing plants for these goods. This group, originally slated for Holiday sales 2004, will now be moved back for an initial launch as early as May 2005. There are nine candle products in this initial project. We plan to market the candles for the 2005 Holiday season. Dark Dynamite has already provided nominal funds for the development of the candle line.

Research for design of the bed linens collection has also been completed. Dream World Inc., a Utah corporation, will be contracted to produce the bed linens. Three unique design groups for this line are nearing completion. This collection was slated to be premiered in the first quarter of 2005, however contracted screen printing equipment limitations have delayed the launch. The Company is attempting to ready these items for holiday release, but still faces complex production issues. Dark Dynamite plans to hire at least one graphic designer to work with Black Chandelier Homewares, in order to handle the anticipated increased packaging and design load. Black Chandelier Homewares website is currently under construction. Dark Dynamite has hired web contractor, Coderocket, to begin this web development.

FONTANELLE CONSULTING

Dark Dynamite Inc., intends to provide consulting services under the name, "Fontanelle Consulting." One project which has been completed is an illustration contract with New York's Fairchild Publications, publisher of such acclaimed magazines as "W" and "Women's Wear Daily." The contract is for six illustrations that were completed by Gold for an editorial. Project two is an ongoing contract that will identify and brand a startup company named "Saltimbocca." The Company manufactures sauces and home produced Italian foods. Phase One artwork and packaging has been completed. Fontanelle is currently looking to expand its staff by hiring a marketing adviser, as well as a graphic designer that will be shared with other operations of the Company. Fontanelle has also completed its beta version website. This website lists all past products and packaging developed thus far. It also functions as a promotional vector for the Company's services. The Fontanelle website is currently operational at: www.fontanelleconsult.com.

Government Regulation

The Company and its facilities are subject to normal government regulation at the federal, state and local level. The Company must comply with governmental regulations regarding employment, wages, access for handicapped and disabled persons, and other laws, rules, regulations and ordinances. Although the Company does not foresee any change in existing local, state, or federal regulations, if changes should occur, the Company believes that it can adapt to such new regulations and that those changes would not have any significant effect on revenues or current operations of the Company. However, no assurance can be made that compliance or failure to comply with future regulations will not have a materially adverse effect on the business, operating results or financial condition of the Company. However, in certain circumstances, such as in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of governmental regulations. The inability to ascertain the effect of government regulations on prospective business activities will make our business a higher risk enterprise.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business.

Although the apparel industry is mature and slow growing, it exists in a dynamic and competitive environment. Despite years of consolidation activity, the apparel industry is extremely competitive and highly fragmented. This is most likely due to low barriers to entry. A viable new entrant into the apparel market needs good clothing designs that will attract department store and/or specialty store buyers. If a designer gets these orders, they can contract production of the item to an independent manufacturer.

The power of the big retailers is a major challenge to many manufacturers. As retailers reduce their inventories and delay their orders closer to the actual time that the merchandise will be needed, manufacturers are forced to assume more inventory risk. In addition, big retailers’ size put them in a strong position to negotiate favorable terms with manufacturers concerning pricing, shipping and co-advertising.

Consumers also maintain considerable power over apparel manufacturers as they can readily switch from one product or brand to another. As a result, strong brand image or innovative and desirable designs typically give a manufacturer more pricing flexibility.

Women’s garments tend to dominate seasonal sales due to their fashion quotient, which is difficult to predict and thus hard to plan for large-scale production. This tends to be an advantage to domestic manufacturers since it takes less time to deliver fashion products to retailers. Dark Dynamite will use this advantage as leverage to present and quickly move our products to retailers.

Consumers looking for quality clothing have many options including:
•	Department stores
•	Specialty clothing stores
•	Off-price retailers
•	Catalogs
•	Online retailers

The Company’s primary competitors that explore edgy urban designs and market to a similar customer group include: Diesel Spa (Italy), Guess Inc., BeBe, and Phat Fashions (Baby Phat/Phat Farm)

Employees

Dark Dynamite has hired graphic artists, illustrators, sales persons, marketing personnel, shipping personnel, production personnel, manufacturers, and web commerce professionals, whose skills and talents will aid in the advancement of the Company and its products. The total number of employees as of the date of this report is twelve.

Risk Factors

The success of our business depends in large part on our ability to identify fashion trends and to react to changing customer demand in a timely manner. Consequently, we depend, in part, upon favorable market response to the creative efforts of our Company.

Failure on our part to anticipate, identify, and respond effectively to changing consumer demands and fashion trends will adversely affect our sales. If we are unable to obtain raw materials, or find manufacturing facilities, our financial condition may be harmed. Outside of a small sample room, we do not own any manufacturing facilities, and therefore depend on a limited number of third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to obtain sufficient quantities of raw materials, it could have a harmful effect on the results of our operations. Furthermore, we may receive shipments of products from manufacturers that fail to conform to our quality control standards. In such an event, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these production facilities, or fail to obtain an adequate supply of quality raw materials on commercially reasonable terms, it could harm our business and results of operations.

We will be dependent on third party manufacturers for production, and our sales may be negatively affected if the manufacturers do not perform acceptably, or if design changes are communicated after the production has begun. We will develop a significant portion of our merchandise in conjunction with third-party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers’ lines. We do not have long-term contracts with any third party manufacturers and will purchase all of the merchandise from such manufacturers by purchase order. Furthermore, we may receive, in the future, shipments of products from third-party apparel manufacturers that fail to conform to our quality control standards. In such an event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We cannot assure you that third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or, 3) will supply products that satisfy our quality control standards. In addition, certain of our third party manufacturers will store our raw materials. In the event our inventory is damaged or destroyed, and we are unable to obtain replacement raw materials, our ability to generate earnings may be negatively impacted. In addition, if we decide to change a key design element, after the manufacturing process has begun, we may negatively impact the manufacturer's ability to deliver the products on a timely basis, which could impact our ability to generate earnings.

Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion. We are actively recruiting qualified candidates to fill key executive positions within the Company. There is substantial competition for experienced personnel, which we expect to continue. We will compete for experienced personnel with companies who have substantially greater financial resources than we do. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to be successful. In addition, we depend upon the expertise and execution of our key employees, particularly Jared Gold, the founder, Chairman of the Board, and Chief Executive Officer of Dark Dynamite, Inc. We do not maintain insurance policies on any of our employees. If we lose the services of Mr. Gold, or any key officers or employees, it could harm our business and results of operations.

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

If an independent manufacturer violates labor or other laws, is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image. While all our manufacturers are contractually required to comply with ethical labor practices, we cannot control the actions or public perception of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of those that manufacturer their products. While we do not control independent manufacturer’s employment conditions, or their business practices, manufacturers act in their own self-interest, and may act in a manner that results in a negative public perception of the Company, and/or employee allegations or court determinations that we are jointly liable for such improper practices.

The issuance of additional shares under S-8 may significantly dilute, and consequently, impair the value of the Company’s stock. The Company at this time is relying heavily on the issuance of S-8 shares of its common stock to pay advisors and employees. Accordingly, the most significant risk relating to our business is the dilution of the Company’s common stock.

The Company’s auditor's report on our financial statements includes an explanatory paragraph with respect to substantial doubt existing about our ability to continue as a going concern. As of December 31, 2004, the Company had incurred a loss from operations and had an accumulated deficit. As a result, our financial statements include a note stating that these conditions raise substantial doubt about The Company’s ability to continue as a going concern. However, the financial statements do not include any adjustments that might result from this uncertainty.

Additional capital is necessary to implement the Company's Business Plan. The Company does not believes that it has sufficient cash, cash equivalents and operating income to maintain its business at its existing level in 2005. Dark Dynamite will require significant new capital in order to execute its business plan, and believes that this capital will only be available through an offering of shares of its common stock. Dark Dynamite’s success in raising this capital will depend upon its ability to access equity capital markets. We may not be able to do so, or do so on acceptable terms. If the Company fails to obtain funds on acceptable terms, it will not be able to execute its business plan and would have to delay or abandon some or all of its plans for growth. If it is able to obtain funds, because of the price at which it would have to issue those shares and the large number of shares it would have to issue at those prices, the Company believes that the terms of such an arrangement will result in an offering that is highly dilutive to the existing holders of shares of our common stock.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to security holders. If the Company should choose to create an annual report, it will contain audited financial statements. The Company intends to file all of its required information with the SEC. The Company plans to file its 10-KSB, 10-QSB, and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that are filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is currently leasing, from Wasatch Capital Corporation, and for a term of 5 years, 4,074 square feet of space in the Bennett Paint and Glass building, located at 63 West 100 South, Second Floor, Salt Lake City, Utah 84101. This building, in the heart of historic downtown Salt Lake City, exhibits a Victorian ornamentation, which aligns beautifully with the Company’s design aesthetic. The choice of the Bennett building was based on its various features and amenities, including rooms large enough for the rapidly expanding design and service departments of the Company. The space also has ample square footage to expand its warehousing capabilities, and seemingly endless natural light provided by grand floor to ceiling windows.

The lease agreement outlines that the Company’s plans for renovation of the new space will directly offset the cost of the lease. The lease is for the entire second floor of the building, with an initial lease cost of $12.00 a square foot for the first year, with increases of 3% every year. The building has, approximately, an additional 10,000 square feet that can be further developed and furnished for use as the Company grows.

The Company has hired a licensed contractor to complete the build-out. The contractor has agreed to accept shares of S-8 stock for his labor cost. The materials cost will be covered in part by the landlord, Wasatch Capital Corporation, a company controlled by Richard Surber, the holder of 100% of the Company’s issued and outstanding shares of preferred stock. The Company is currently in default under the terms of its lease.

In addition to the studio and office space, there is a Black Chandelier retail store at Trolley Square Mall in Salt Lake City. The store had its grand opening November 26, 2004. The Company entered into a one year lease with Trolley Square Mall, for a rental fee of $1,200 a month, and 6% of any gross monthly sales over $20,000.

On March 4, 2005, Black Chandelier opened a second retail store in Seattle Washington. The Company entered into a two (2) year lease on January 26, 2005, with Miller Apts, LLC for the 625 square foot space. The base monthly rent is $1,200, plus a 4% NNN charge for tax, insurance, water and sewer, which is currently estimated at $200 per month. The base rent will increase approximately 5% per year or (CPI, whichever is greater) on the anniversary of the commencement date.

Insurance

Dark Dynamite is of the opinion that each of these properties is adequately insured.

ITEM 3. LEGAL PROCEEDINGS

On October 15, 2002, the Securities and Exchange Commission filed a civil action in the United States District Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer, Inc. The action is styled Securities and Exchange Commission v. Florida Stock Transfer, Inc., Vector Holdings Corporation and Allen E. Weintraub, Case No. 02-023048-CIV-Ungaro-Benages/Brown, and as to the Company and Mr. Weintraub, alleges, inter alia, violations of the federal securities laws by, among other things, failing to make adequate disclosure regarding Mr. Weintraub' s background.

On November 1, 2002, the Company, Mr. Weintraub and Florida Stock Transfer, Inc. entered into a Permanent Injunction, without admitting or denying any of the allegations, except to admitting to the jurisdiction of the Court over them and the subject matter of the claims. By virtue of the Permanent Injunction, Company and Mr. Weintraub were restrained and enjoined from violation of Section 17(a)1) of the Securities Act of 1933, Section 17(a)(2) and (3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, Section 13a of the Securities Exchange Act of 1934 and Rules 13a-1, 13a-11, 13a-13 and 12b-20 thereunder, and Section 13(a) of the Securities Exchange Act of 1934 and Rule 13b2-2. On October 30, 2002, Florida Stock Transfer, Inc. resigned as the Company's transfer agent.

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003, a civil complaint was filed by the Securities and Exchange Commission in which Dark Dynamite, Inc. was named as a respondent. The Company’s former president, Gino Carlucci, was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number: 2:03CV00914DAK. The style of the case is: “Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; Dark Dynamite, Inc., a Nevada corporation.”

This Complaint alleges that the Company failed to accurately and fully disclose the nature of the Company’s relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares that it sold to investors, and alleges that Sukumo acted as a selling agent for the Company. The Complaint also faults The Sukumo Group Inc.’s actions regarding the sale of common stock to off shore purchasers and failure to disclose Sukumo’s interest in each sale, as Sukomo was reporting that it was taking a 1-2% commission on each sale rather than keeping 70% or more of the proceeds of each transaction. The Company filed a motion to dismiss the complaint based upon lack of jurisdiction and failure of the complaint to adequately set forth the actions of the Company. This motion to dismiss was denied by the trial court. The Company is currently in discussions with the SEC to resolve and settle the matter so as to avoid further litigations expenses and attorney fees. A final agreement on this matter is pending approval by the SEC.

David A. Sawyer and American Aeromotive Corporation v. Karl J. Schumer, Allen E. Weintraub, Vector Aeromotive Corporation, a Florida corporation and Dark Dynamite, Inc., a Nevada corporation. On April 20, 2004, the Company was served with a First Amended Complaint in this action that has been filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 03-27316 CA (25). This suit seeks recovery of damages resulting from the sale or transfer of various car related interests and rights in or about May of 2001. Plaintiff alleges failure of consideration and misrepresentations by Mr. Schumer and Mr. Weintraub. The amount of damages sought by the Plaintiff is not specified in its Amended Complaint. The Company is unable to understand and accordingly explain the basis upon which it has been added to this suit as a Defendant. Management does not believe that it has any liability with regard to the claims alleged herein and intends to seek indemnification from the other named party Defendants for all costs associated with defending the Company in this matter. The Defendant has propounded discovery in the matter and counsel for the Company has prepared a responsive pleading for filing with the court, namely a motion to dismiss Plaintiff’s claim against the Company n/k/a Dark Dynamite, Inc. A hearing on the motion was set for December 7, 2004, however, the judge recused himself in the matter the day of the hearing. A new hearing date is pending.

Thomas J. Craft, Jr., P.A., and CR Capital Services, Inc. a Florida corporation v. Vector Holding Corp., a Nevada corporation, and Bestfoodline.com, Inc, a Florida Corporation, jointly and severally. On August 4, 2004 a Settlement Agreement was entered into between the parties in the above styled case. On August 12, 2004, an Order Confirming Settlement Agreement was filed by the Court. The case was settled for Forty-Thousand dollars ($40,000), payable in cash or S-8 shares of the Company. The case was originally filed as an $85,000 claim for legal services rendered by Thomas J. Craft, namely, Company filings with the SEC. As Mr. Craft performed these services as an advisor or employee to the Company, the settlement amount will be paid in S-8 shares of the Company’s common stock. A cash payment and S-8 stock issuances have been made in pursuit of satisfying this obligation.

Allen E. Weintraub v. Dark Dynamite, Inc., f/k/a Vector Holdings Corporation, a Nevada corporation, and Standard Registrar & Transfer Company, Inc., a Utah corporation. This was a suit enjoining the Company from any further issuances of its common stock. The suit was filed by Plaintiff Weintraub in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, and bears the Case No: 04-20534 CA 02. Allen E. Weintraub sold control of the Company to Diversified Holdings, Inc., and thereafter, falsely claimed he had a secured interest in the unissued stock of the Company, arising out of contractual obligations pursuant to the Stock Exchange Agreement. The Company filed a motion to dismiss for failure to state a cause of action, and subsequently, Plaintiff Weintraub voluntarily dismissed his claim on November 17, 2004, the day a hearing on the motion was to be held by the Court.

Allen E. Weintraub v. Dark Dynamite, Inc. f/k/a Vector Holdings Corporation, a Nevada Corporation, Jared D. Gold, Richard D. Surber and Greentree Financial Group, Inc., a Florida Corporation d/b/a Bongiovanni & Associates. This case was filed in the United States District Court, Southern District of Florida, and bears the Case No: 05-20384. This Complaint appears to be based upon the same operative facts as the previous suit, Case Number: 04-20534 CA 02. Defendants have filed a Motion to Dismiss this suit. A hearing date on the Motion is pending completion of briefs on the Motion to Dismiss.

Dark Dynamite, Inc., a Nevada corporation, and Diversified Holdings, Inc.(“DHI”), a Utah corporation v. Allen E. Weintraub, an individual, and Miami Venture Capital, Inc., a Florida corporation. This case was filed in the Third District Court of Salt Lake County, Utah, and bears the Case Number: 050905249. The Company filed suit against Weintraub for breach of contract with respect to matters incidental to the sale of the Company to DHX. This suit seeks damages for Weintraub’s failure to disclose numerous liabilities of the Company to DHX, as well as for his tortious interference in the Company’s business operations. In an effort to put a stop to Weintraub’s interference, the Company is also seeking an injunction herein against Weintraub, and all related entities and agents.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Increase in the Number of Authorized Shares of the Common Stock

In the 4th Quarter of 2004 the Board of Directors and a Majority of the voting rights held by shareholders approved an increase in the number of authorized shares of the common stock of the Company. On November 11, 2004, the Company filed an Amendment to the articles of incorporation increasing the number of authorized shares of its Common Stock from 2,500,000 to 5,000,000,000 and restating the par value to $0.0001 per share. The number of preferred shares authorized will remain at 5,000,000.

Upon the filing of the Amended Articles of Incorporation, the Company was authorized to issue 5,000,000,000 shares of common stock, $0.0001 par value per share. The number of authorized preferred shares will remain the same at 5,000,000 shares, with a $0.01 par value per share.

The Board of Directors believed that it was in the Company’s and the Company’s stockholders’ best interest to increase the availability of additional authorized but unissued capital stock in order to provide the Company with the flexibility to issue equity for proper corporate purposes which may be identified in the future. Such future activities may include, without limitation, raising equity capital, adopting Employee Stock Plans, or making acquisitions through the use of stock.

The Board of Directors believed that the increase in authorized capital would make a sufficient number of shares available, should the Company decide to use its shares for one or more of such previously mentioned purposes or otherwise. The Company reserves the right to seek further increases in authorized shares from time to time in the future as considered appropriate by the Board of Directors.

The increased capital will provide the Board of Directors with the ability to issue additional shares of stock without a further vote of the shareholders of the Company, except as provided under Nevada corporate law, or under the rules of any national securities exchange on which shares of stock of the Company are listed. Under the Company’s Articles of Incorporation, the Company stockholders do not have preemptive rights to subscribe to additional securities which may be issued by the Company, which means that current stockholders do not have a priority right to purchase any new issue of capital stock of the Company in order to maintain their proportionate ownership of the Company’s stock. In addition, if the Board of Directors elects to issue additional shares of stock, such issuance could have a dilutive effect on the earnings per share, voting power, and shareholdings of current stockholders.

In addition to the corporate purposes discussed above, the authorization of additional capital, under certain circumstances, may have an anti-takeover effect, although this was not the intent of the Board of Directors. For example, it may be possible for the Board of Directors to delay or impede a takeover or transfer of control of the Company by causing such additional authorized shares to be issued to holders who might side with the Board in opposing a takeover bid that the Board of Directors determines is not in the best interest of the Company and our stockholders. The increased authorized capital therefore may have the effect of discouraging unsolicited takeover attempts. By potentially discouraging initiation of any such unsolicited takeover attempts, the increased capital may limit the opportunity for Company stockholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal. The increased authorized capital may have the effect of permitting the Company's current management, including the current Board of Directors, to retain its position, and place it in a better position to resist changes that stockholders may wish to make if they are dissatisfied with the conduct of the Company's business. However, the Board of Directors is not aware of any attempt to take control of the Company, and the Board of Directors did not approve the increase in the Company's authorized capital with the intent that it be utilized as a type of anti-takeover device.

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
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, “DDYI.OB”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Furthermore, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2003 and 2004 are as follows:

YEAR	QUARTER ENDING	LOW	HIGH
2003	March 31, 2003	$0.002	$0.020
	June 30, 2003	$0.006	$1.250
	September 30, 2003	$0.250	$0.560
	December 31, 2003	$0.250	$0.600
2004	March 31, 2004	$0.012	$0.25
	June 30, 2004	$0.0039	$ 0.24
	September 30, 2004	$ 0.0015	$ 0.0065
	Dec. 31, 2004
	(post -split)	$ 0.023	$ 0.003
2005	March 28, 2005
	(post-split)	$ 0.02	$ 0.028

On November 17, 2004 there was a 1 for 2,000 reverse split effected. On March 28, 2005, there was a 1 for 1,000 reverse split effected.

Number of shares of common stock outstanding as of December 31, 2004: 52,339,354 (post reverse).

Number of shares of preferred stock outstanding as of December 31, 2004: 5,000,000.

The Company issued a total of 52,338 shares of its common stock in fiscal year 2004. These shares have been issued as compensation to employees and contractors of the Registrant. The number of pre reverse shares is 1,928,689,787 The number of post reverse shares is 52,338. This number is management’s calculation based upon the number of shares authorized by the resolutions for issuance.

Record Holders

The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock. The Company is authorized to issue 5,000,000 shares of common stock, and 5,000,000 shares of preferred stock. There are currently 119 record holders of the Company’s common stock.

Dividends

The Company has not declared any dividends since its inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors, and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its Common Stock, other than those generally imposed by applicable state law.

Subsequent Events

On March 17, 2005, the Company approved and submitted for filing with the Nevada Secretary of State’s Office a Certificate of Change Pursuant to NRS 78.209 to carry out a reverse stock split of the Company’s common stock on a one (1) for one thousand (1,000) basis. This action reduced the number of authorized shares of common stock from Five Billion (5,000,000,000) to Five Million (5,000,000), par value $0.0001 per share. All fractional shares that resulted from the reverse split are rounded up to the next whole share. The effective date of the stock split was March 28, 2005.

Limited Market for Common Stock.

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of Dark Dynamite, Inc. is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect on that market price. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Dark Dynamite, Inc., or our common stock.

Risks of "Penny Stock”

Dark Dynamite, Inc.'s common stock (OTC BB: DDYI) may be deemed to be "penny stock," as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.0001 and $14.00 per share over the past several years, there is no assurance that this price level will continue. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read this disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (iv) above; and (v) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

Recent Sales of Unregistered Securities

The Company issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-QSB, except as set forth below.

Subsequent Events

On January 27, 2005, in three resolutions, the Board of Directors authorized the issuance of 809,500,000 shares of the Company’s common stock registered under its S-8 Registration Statement. All of the issuances were carried out pursuant to the S-8 Registration Statement and the 2005 Benefit Plan of Dark Dynamite, Inc.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company’s plan of operation for the coming year, as discussed above, is to pursue Dark Dynamite’s operations beyond the developmental stage. Dark Dynamite's president, Jared Gold, has reengineered the Company as a lifestyle company that intends to produce clothing, candles, body products, and various confections. Dark Dynamite will endeavor to set itself apart from its competition by offering a highly stylized product at a very competitive price.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004.

Revenues

Gross revenues for December 31, 2004, and 2003 were $ 19,523, and $ 0 respectively. There were no operations during the year 2003 and the opening of the retail store in Salt Lake City, Utah in November of 2004 marked the beginning of any significant revenues from sales for the Company.

Income / Loss

Net loss for the year ended December 31, 2004 was $ 4,496,295 as compared to a net loss of $526,494 in the comparable period in 2003. The change in net loss was primarily attributable to loss from Impairment of Goodwill of $3,490,000 and increased operations requiring an increase in employees and overhead expenses.

As expected, the Company incurred losses in fiscal year 2004 and believes that it will continue to incur losses until product sales are established. There can be no assurance that the Company will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2003 were $526,494 versus $974,956 in the comparable period in 2004. The following increases in expenses were noted during the year ended December 31, 2004: Accounting and legal expenses were $134,160 during the year to maintain active trading status of the Over the Counter Bulletin Board (OTC BB). Consulting fees in the sum of $540,290 were incurred during the year 2004, due to additional contracts entered into to administer our operations and market our products and services. Wages and salary expenses of $86,143 resulted from the expanded operations of the Company during 2004 and the beginning of retail operations and its related sales and management staff.

Cost of Sales

One of the largest factors in the variations in the cost of sales as a percentage of net sales is the cost of products. During the period ended December 31, 2003 there were no costs of sales due to the lack of operations by the Company. Cost of sales at December 31, 2004 were $9,373.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

For the Years Ended December 31, 2003 and 2004.

Cash flows used in operations were $59,018 for the year ended December 31, 2004 versus $116,849 in the comparable period in 2003. Negative cash flows from operating activities were primarily attributable to the net loss from operations offset by common stock issued for services and decreases in receivables, inventory and loans from related parties.

We have funded our cash needs for the year ended December 31, 2004 with a series of related party, debt and equity transactions.

We project that we will need additional capital to fund operations over the next 12 months. A lack of significant revenues throughout fiscal 2004 have significantly affected the cash position of the Company and fiscal 2005 is expected to continue with a lack of significant revenue and the Company will remain in a position where the raising of additional funds through equity, debt financing, merger or acquisition will be necessary.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our business plan.

Stock and Options to Employees

The Company issued 52,270 stock options in the year of 2004. The pre-reverse split numbers are 879,423,567. The post-reverse split number is 52,270. All of the issuances were carried out pursuant to the S-8 Registration Statement and the 2004 Benefit Plan of Dark Dynamite, Inc.

Trends, Events, and Uncertainties

The success of our business depends in large part on our ability to identify fashion trends as well as to react to changing customer demand in a timely manner. Consequently, we depend in part upon the continuing favorable market response to the creative efforts of our purchasing, design and marketing team’s ability to anticipate trends and fashions that appeal to our consumer base. Failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends will adversely affect our sales.

We intend to offset this risk by closely following and predicting fashion trends, working with our customers, and employing efficient inventory management processes.

ITEM 7.  FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2003 are attached hereto as pages 28 through 33.

[THIS SPACE INTENTIONALLY LEFT BLANK]

DARK DYNAMITE, INC.

FINANCIAL STATEMENTS

Consolidated Financial Statements
December 31, 2004 and 2003

Contents

Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets	28

Consolidated Statements of Operations	29

Consolidated Statements of Stockholders’ Equity	30

Consolidated Statement of Cash Flows	33

Notes to the Consolidated Financial Statements	34

Bongiovanni & Associates, P.A.
17111 Kenton Drive, Suite 204-B
Cornelius, North Carolina 28031

Phone (704) 892-8733

INDEPENDENT AUDITORS’ REPORTINDEPENDENT AUDITORS’ REPORTINDEPENDENT AUDITORS’ REPORTINDEPENDENT AUDITORS’ REPORTINDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders:
DARK DYNAMITE, INC.

We have audited the accompanying balance sheet of Dark Dynamite, Inc., a Nevada corporation, as of December 31, 2004 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dark Dynamite, Inc. (FKA Vector Holdings Corporation) as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Dated this _____ day of May, 2005.

Bongiovanni & Associates, P.C., CPA’s

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
Consolidated Balance Sheets
As of December 31, 2004

December 31,
2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,899
Inventory	21,546
Pre-paid expenses	2,205
TOTAL CURRENT ASSETS	95,650

FIXED ASSETS
Machinery and equipment	65,190
Leasehold improvement	88,900
Accumulated depreciation	(6,312)
TOTAL FIXED ASSETS	147,778

INTANGABLE ASSETS
Trademarks	1,380
TOTAL INTANGABLE ASSETS	1,380

TOTAL ASSETS	$244,808

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$294,792
TOTAL CURRENT LIABILITIES	294,792

Preferred stock, convertible ($0.01 par value, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding at December 31, 2004)	50,000

STOCKHOLDERS' (DEFICIT)
Common stock ($0.0001 par value, 5,000,000,000 shares authorized; 52,339 shares issued and outstanding at December 31, 2004)	5
Additional paid in capital	13,174,084
Retained (deficit)	(13,234,323)
Stock subscriptions receivable	(39,750)
TOTAL STOCKHOLDERS' (DEFICIT)	(99,984)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$244,808

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2004

	Common Stock		Preferred Stock		Additional Paid-in Capital	Stock Subscriptions Receivable	Retained Deficit
	Shares	Amount	Shares	Amount			
Balances, January 1, 2004	1	$ -	1,254,857	$ 125,486	$ 8,430,470	$ -	$ (8,738,028)
Common stock issuances for past services	429	-	-	-	198,587	-	-
Common stock issuance for acquistion	35	0	-	-	3,500,000	-	-
Common stock issuance to former officer	0	-	-	-	-	-	-
Issuance of options to former officer for services	-	-	-	-	9,808	-	-
Issuance of options to outside consultants	51,660	52	-	-	185,584	(39,750)	-
Issue common stock for option exercise	-	0	-	-	123,168	-	-
Issue common stock for subscription receivable	-	-	-	-	-	(5,363)	
Cancellation of certificates/services not rendered	(1)	(0)	-	-	(19,650)	5,363	-
Issuance of common shares to outside consultants	14	0	-	-	289,517	-	-
Fair value of options issued for past services	-	-	-	-	37,202	-	-
Intrinsic value of options issued to employees	-	-	-	-	161,103	-	-

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2004

	Common Stock		Preferred Stock		Additional Paid-in	Stock Subscriptions	Retained
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit
Restricted common stock issued to E. Roberts for past services	200	0	-	-	4	-	-
Proceeds from option stock applied to A/P - T Hall	-	-	-	-	3,026	-	-
Proceeds from option stock applied to A/P - M Golightly	-	-	-	-	2,557	-	-
Preferred stock par value changed from $0.10 to $0.01	-	-	-	(112,937)	112,937	-	-
Value of options issued by Black Scholes method	-	-	-	-	131,837	-	-
Option shares sales proceeds applied to A/P, Mike Golightly	-	-	-	-	4,664	-	-
Granted 3 million options to Mike Golightly	-	-	-	-	3,222	-	-
Preferred stock issued to R. Surber for services	-	-	3,745,143	37,451	-	-	-
Net consolidated loss for the year ended December 31, 2004	-	-	-	-	-	-	(4,496,295)
Balances, December 31, 2004	200	0	3,745,143	(75,486)	258,247	-	(4,496,295)

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2004 and 2003

	Year Ended	Year Ended
	Dec. 31, 2004	Dec. 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,496,295)	$(526,494)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	6,312	-
Loss from impairment of goodwill	3,490,000	-
Common stock issued for services	777,099	250,000
Common stock issued for stock option exercise to employees	69,866	-
Preferred stock issued for services	37,451	-
Adjustments for reverse stock split	(29,187)	-
Gain on sale of available for sale securities	(2,983)	-
(Increase) decrease in operating assets:
Inventory	(21,546)	-
Prepaid expense	(2,205)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	112,470	159,698
Overdrawn bank balance	-	(53)
NET CASH (USED IN) OPERATING ACTIVITIES	(59,018)	(116,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(154,090)	-
Purchases of trademarks	(1,380)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(155,470)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of common stock via stock option exercise	286,387	-
Cash proceeds from sale of common stock	-	116,849
NET CASH PROVIDED BY FINANCING ACTIVITIES	286,387	116,849

NET INCREASE IN CASH AND CASH EQUIVALENTS	71,899	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	$-	$-

END OF THE PERIOD	$71,899	$-

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
Common stock issued for services to predecessor officers	$-	$250,000
Common stock issued for purchase of impaired goodwill	$3,500,000	$-
Common stock issued for settlement of debt and interest during the year	$-	$106,450
Common stock subscribed	$39,750	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition - Revenue from sales is recognized when the products are shipped and invoiced to the customer, provided collection of the resulting receivable is probable and the earnings process is complete. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected. Retail store sales - revenue is recognized when sales are made. They are paid by cash or credit card.

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

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. There were no material items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Earnings (Loss) per Share - The Company adopted Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share for 2004 and 2003.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to SFAS No. 123" ("SFAS No. 148"), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS No. 123. SFAS No. 148 also revises the disclosure provisions of SFAS No. 123 to require more promineI1t disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied from the original effective date of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 for the quarters ending after December 15, 2002.

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

In December 2003 the FASB issued SFAS No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106” which is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. This Statement does not change the requirements in measurement or recognition of those plans. Instead it retains the disclosure requirements and additionally requires disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The adoption of SFAS No. 132 (revised 2003) did not have a material effect on the financial statements of the company.

In November 2004 the FASB issued SFAS No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4” which is effective November 2004. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It requires current-period recognition regardless of whether or not those items meet the criterion of “so abnormal”. Additionally, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material effect on the financial statements of the company.

In December 2004 the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29” which provides standards for the measurement of nonmonetary exchanges. It amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have a material effect on the financial statements of the company.

In December 2004 the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” which is effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The implementation of this SFAS will have a material effect on the Company’s financial statements.

During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 B8 A Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, >Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others B an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 46 (revised) “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” - In December 2003 FASB issued this revision in which this Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FASB believes that the accounting for variable interest entities has become “fragmented and incomplete”. Its purpose is not to restrict the use of variable interest entities. Instead it seeks to improve financial reporting by those enterprises that are involved with variable interest entities. The adoption of FIN 46R did not have a material impact on the Company’s financial statements.

FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” - In March 2005 FASB issued this interpretation to clarify timing issues with liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

NOTE B - COMMITMENTS

The Dark Dynamite, Inc. subsidiary, Black Chandelier, Inc., entered into a lease agreement on July 1, 2004 for the second floor of a building in downtown Salt Lake City, Utah for use of the space as a working art studio. The term is for five years to July 31, 2009 at a base monthly rent of $4,704. The base rent shall increase 3% each year commencing the second year. Lessee shall be responsible for improvements, maintenance, repair and any end of lease restoration of damage. Lessor shall be responsible for property insurance and payment of property taxes. This space also serves as the corporate offices of Dark Dynamite and Black Chandelier. The Company is in default under the terms of its lease.

The Black Chandelier, Inc. subsidiary entered into a lease agreement on November 30, 2004 for retail store space at Trolley Square, Salt Lake City, Utah to sell clothing. The term was until December 31, 2004 for a total rent of $1,200.

The Black Chandelier, Inc. subsidiary entered into a lease agreement on January 6, 2005 for retail store space at Trolley Square, Salt Lake City, Utah to sell clothing. The term is until December 31, 2005 at a base monthly rent of $1,200 through October 2005 and $1,500 for November and December 2005. Additional percentage rent is payable monthly at 5% of gross sales in excess of $20,000. Through April 2005, the Company has not paid any percentage rent. Lessee is responsible for insurance with a policy covering general liability and worker’s compensation insurance.

Rent expense for 2004 and 2003 was $31,887 and $ -0-, respectively.

NOTE C - INCOME TAXES

The Company has approximately $1,155,516 of federal and state net operating losses available that expire in various years through the year 2019.

Due to operating losses, there was no provision for current federal or state income taxes for the years ended December 31, 2004 and 2003.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2004 consists of net operating loss carryforward calculated using federal and state effective tax rates equating to approximately $231,000 less a valuation allowance in the amount of $231,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $93,000 and $30,000 respectively, for the years ended December 31, 2004 and 2003.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company’s total deferred tax asset as of December 31, 2004 is as follows:

Net operating loss carryforwards  $ 231,000
Valuation allowance             (231,000)

Net deferred tax asset       $      --
========

NOTE D - STOCKHOLDERS’ EQUITY/(DEFICIT)

During the years ended December 31, 2004 and 2003, the Company enacted 2,000 for 1 and 200 for 1 reverse stock splits on its common stock. A 1,000 for 1 reverse stock split was enacted March 28, 2005 which reduced its authorized shares by a corresponding amount to 5,000,000. All common stock amounts in the accompanying financial statements have been restated retroactively to reflect these capitalization changes. After the 2,000 for 1 reverse stock split on November 17, 2004, the Company amended its Articles of Incorporation to increase its authorized common shares from 600,000,000 to 5,000,000,000.

During 2004, the Company amended its Articles of Incorporation to change the preferred stock par value from $0.10 to $0.01.

During 2004, the Company issued 3,745,143 preferred shares to the Company’s financial advisor, a related party, for past services provided. The stock was valued at a stated price approved by the board of directors, the total value was $37,451, it was expensed and the amount is included in the accompanying financial statements.

During 2004, the Company issued 70,000,000 (pre-reverse split) common shares to the Company president and founder of Black Chandelier for acquisition of assets and good will. The stock issued was valued at the market price at the time of issuance giving an aggregate value of $3,500,000. The goodwill portion and value in excess of par value of $3,490,000 was expensed at the end of the first quarter and classified as an impaired asset, and this amount is included in the accompanying financial assets.

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

NOTE E - RELATED PARTY TRANSACTIONS

On September 15, 2000, a company related through common ownership, Miami Venture Capital, filed a Uniform Commercial Code Financing Statement (Form UCC-1) with the State of Florida against the Company as debtor. In addition, on May 23, 2003, this company also filed a Uniform Commercial Code Financing Statement (Form UCC-1) with the State of Arizona against the Company as debtor. Lastly, on May 23, 2003, this company also filed a Acknowledgement of Filing form with the State of Utah against the Company as debtor. Accordingly, all assets and common stock, whether issued or not, of the Company are alleged security for this alleged debt. As of the date of this report, all of the liens still exist. In the opinion of management and legal counsel, these claims have no validity to them for legal reasons.

NOTE F - LITIGATION

As of December 31, 2003, the Company faces several lawsuits filed by various former vendors. The Company has accrued $17,000 for a judgment filed against the Company by a former landlord. The amount is probable of payment under Statement of Financial Accounting Standards No. 5.

On October 15, 2002, the Securities and Exchange Commission filed a civil action in the United States District Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer, Inc. The action is styled Securities and Exchange Commission v. Florida Stock Transfer, Inc., Vector Holdings Corporation and Allen E. Weintraub, Case No. 02-023048-CIV-Ungaro-Benages/Brown, and as to the Company and Mr. Weintraub, alleges, inter alia, violations of the federal securities laws by, among other things, failing to make adequate disclosure regarding Mr. Weintraub' s background.

On November 1, 2002, the Company, Mr. Weintraub and Florida Stock Transfer, Inc. entered into a Permanent Injunction, without admitting or denying any of the allegations, except to admitting to the jurisdiction of the Court over them and the subject matter of the claims. By virtue of the Permanent Injunction, Company and Mr. Weintraub were restrained and enjoined from violation of Section 17(a)1) of the Securities Act of 1933, Section 17(a)(2) and (3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, Section 13a of the Securities Exchange Act of 1934 and Rules 13a-1, 13a-11, 13a-13 and 12b-20 thereunder, and Section 13(a) of the Securities Exchange Act of 1934 and Rule 13b2-2. On October 30, 2002, Florida Stock Transfer, Inc. resigned as the Company's transfer agent.

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003, a civil complaint was filed by the Securities and Exchange Commission in which Dark Dynamite, Inc. was named as a respondent. The Company’s former president, Gino Carlucci, was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number: 2:03CV00914DAK. The style of the case is: “Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; Dark Dynamite, Inc., a Nevada corporation.”

This Complaint alleges that the Company failed to accurately and fully disclose the nature of the Company’s relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares that it sold to investors, and alleges that Sukumo acted as a selling agent for the Company. The Complaint also faults The Sukumo Group Inc.’s actions regarding the sale of common stock to off shore purchasers and failure to disclose Sukumo’s interest in each sale, as Sukomo was reporting that it was taking a 1-2% commission on each sale rather than keeping 70% or more of the proceeds of each transaction. The Company filed a motion to dismiss the complaint based upon lack of jurisdiction and failure of the complaint to adequately set forth the actions of the Company. This motion to dismiss was denied by the trial court. The Company is currently in discussions with the SEC to resolve and settle the matter so as to avoid further litigations expenses and attorney fees. A final agreement on this matter is pending approval by the SEC. It is management’s opinion that the chances of an unfavorable outcome to the Company is probable and an amount of $136,500 was accrued at December 31, 2004.

David A. Sawyer and American Aeromotive Corporation v. Karl J. Schumer, Allen E. Weintraub, Vector Aeromotive Corporation, a Florida corporation and Dark Dynamite, Inc., a Nevada corporation. On April 20, 2004, the Company was served with a First Amended Complaint in this action that has been filed in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 03-27316 CA (25). This suit seeks recovery of damages resulting from the sale or transfer of various car related interests and rights in or about May of 2001. Plaintiff alleges failure of consideration and misrepresentations by Mr. Schumer and Mr. Weintraub. The amount of damages sought by the Plaintiff is not specified in its Amended Complaint. The Company is unable to understand and accordingly explain the basis upon which it has been added to this suit as a Defendant. Management does not believe that it has any liability with regard to the claims alleged herein and intends to seek indemnification from the other named party Defendants for all costs associated with defending the Company in this matter. The Defendant has propounded discovery in the matter and counsel for the Company has prepared a responsive pleading for filing with the court, namely a motion to dismiss Plaintiff’s claim against the Company n/k/a Dark Dynamite, Inc. A hearing on the motion was set for December 7, 2004, however, the judge recused himself in the matter the day of the hearing. A new hearing date is pending.

Thomas J. Craft, Jr., P.A., and CR Capital Services, Inc. a Florida corporation v. Vector Holding Corp., a Nevada corporation, and Bestfoodline.com, Inc, a Florida Corporation, jointly and severally. On August 4, 2004 a Settlement Agreement was entered into between the parties in the above styled case. On August 12, 2004, an Order Confirming Settlement Agreement was filed by the Court. The case was settled for Forty-Thousand dollars ($40,000), payable in cash or S-8 shares of the Company. The case was originally filed as an $85,000 claim for legal services rendered by Thomas J. Craft, namely, Company filings with the SEC. As Mr. Craft performed these services as an advisor or employee to the Company, the settlement amount will be paid in S-8 shares of the Company’s common stock. A cash payment and S-8 stock issuances have been made in pursuit of satisfying this obligation.

Allen E. Weintraub v. Dark Dynamite, Inc., f/k/a Vector Holdings Corporation, a Nevada corporation, and Standard Registrar & Transfer Company, Inc., a Utah corporation. This was a suit enjoining the Company from any further issuances of its common stock. The suit was filed by Plaintiff Weintraub in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, and bears the Case No: 04-20534 CA 02. Allen E. Weintraub sold control of the Company to Diversified Holdings, Inc., and thereafter, falsely claimed he had a secured interest in the unissued stock of the Company, arising out of contractual obligations pursuant to the Stock Exchange Agreement. The Company filed a motion to dismiss for failure to state a cause of action, and subsequently, Plaintiff Weintraub voluntarily dismissed his claim on November 17, 2004, the day a hearing on the motion was to be held by the Court.

Allen E. Weintraub v. Dark Dynamite, Inc. f/k/a Vector Holdings Corporation, a Nevada Corporation, Jared D. Gold, Richard D. Surber and Greentree Financial Group, Inc., a Florida Corporation d/b/a Bongiovanni & Associates. This case was filed in the United States District Court, Southern District of Florida, and bears the Case No: 05-20384. This Complaint appears to be based upon the same operative facts as the previous suit, Case Number: 04-20534 CA 02. Defendants have filed a Motion to Dismiss this suit. A hearing date on the Motion is pending completion of briefs on the Motion to Dismiss.

Dark Dynamite, Inc., a Nevada corporation, and Diversified Holdings, Inc.(“DHI”), a Utah corporation v. Allen E. Weintraub, an individual, and Miami Venture Capital, Inc., a Florida corporation. This case was filed in the Third District Court of Salt Lake County, Utah, and bears the Case Number: 050905249. The Company filed suit against Weintraub for breach of contract with respect to matters incidental to the sale of the Company to DHX. This suit seeks damages for Weintraub’s failure to disclose numerous liabilities of the Company to DHX, as well as for his tortious interference in the Company’s business operations. In an effort to put a stop to Weintraub’s interference, the Company is also seeking an injunction herein against Weintraub, and all related entities and agents.

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

NOTE H - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2004 and 2003 as its separate marketing division was immaterial during the short period it operated prior to it being dissolved during 2002.

NOTE I - DEBT

During the year ended December 31, 2002, the Company entered into a signed promissory note with its former officer and former majority shareholder. Under the terms of the note, the Company was obligated to pay $100,000 in one lump sum on February 14, 2004 including interest of 7% per annum. The obligation represented by the note was converted into shares of the Company’s common stock in accordance with the agreement during the year ended December 31, 2003. See Legal Proceedings for more information.

NOTE J - SUBSEQUENT EVENTS

The Black Chandelier, Inc. subsidiary entered into a lease agreement on January 26, 2005 for retail store space in the Miller Apartments, Seattle, Washington to sell clothing. The term is two years until January 31, 2007 (with a three year option) at a base monthly rent of $1,200. The base rent shall increase 5% each year commencing the second year. The lease required an initial deposit of $1,200. The monthly rent shall be “net” to the lessor, making the lessee responsible for all taxes, insurance, services and utilities.

A common stock reverse stock split of 1,000 for 1 was enacted March 28, 2005. All common stock amounts in the accompanying financial statements have been restated retroactively to reflect these capitalization changes. After the 1,000 for 1 stock split, the Company is in the process of amending its Articles of Incorporation to increase its authorized common shares from 5,000,000 to 5,000,000,000.

ITEM 8. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

    As of the end of the period covered by this amendment of annual report on Form 10-KSB/A, the Company evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures ("Disclosure Controls"), and (ii) their internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by the Company's President and Chief Executive Officer, Lei, Ming ("CEO") and by Wang, Xiaojun, the Company's Chief Financial Officer ("CFO"). In this section, the Company presents the conclusions of their CEO and CFO based on and as of the date of the Evaluation (i) with respect to the effectiveness of their Disclosure Controls and (ii) with respect to any change in their Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect their Internal Controls.

CEO and CFO Certifications

    Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

    Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

    The Company's management does not expect that their Disclosure Controls or their Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

    The CEO and CFO’s evaluation of the Company's Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of the Company's controls can be reported in their quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor the Company's Disclosure Controls and the Company's Internal Controls, and to make modifications if and as necessary. The Company's external auditors also review Internal Controls in connection with their audit and review activities. The Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

    Among other matters, the Company sought in their Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, or whether the Company had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in their Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to the Company's independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, the Company considered what revisions, improvements and/or corrections to make in accordance with the Compan's ongoing procedures.

Conclusions

    Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers and Significant Employees.

The following table identifies all current executive officers, directors and significant employees of Dark Dynamite, Inc. The officers and directors will serve until the next annual meeting of the stockholders, or until their successors are elected or appointed and qualified, or they resign or are terminated.

Name	Age	Position	Commenced
Jared D. Gold	32	CEO, President,	3/15/04*

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

* Mr. Gold was appointed to the board effective as of March 15, 2004, the effective date of the resignation of Mr. H.K. Elrod as President, CEO, and CFO of the company.

Business Experience and Personal Background

Jared D. Gold, age 32. Mr. Gold’s skills, experience and visionary attributes will be integral to the development of the Company as an highly identifiable brand name. Gold was appointed to the office of President and Director of Dark Dynamite Inc, on March 15, 2004. Since his appointment as president, Gold has been presiding over and managing the identity overhaul of the Company. Gold's past six years of experience in the apparel market will be heavily relied on for the development of this new entity.

Gold opened the Jared Gold Couture label and oversaw all marketing, design and shipping aspects of this company starting in 1997. A few years later, he launched the Black Chandelier collection as a junior market group, and was immediately successful with the complex Japanese market.

The press and acclaim surrounding Gold's work have made his aesthetic much adored and copied the world over. Gold's achievements include designing items and promotional goods for firms such as Nike (NKE) and Dermalogica, shipping items to the world's most prestigious retailers such as Barneys New York (BNNY), and Brown's London, as well as lecturing on design at the Otis College of Art and Design. Gold has held runway shows in New York City, Los Angeles and Salt Lake City, and has been sponsored by Audi, Nokia, Red Bull, Acura, Bang and Olufsen, and Evian. Gold's designs have appeared in several television shows and movies. He personally appeared on the BBC's fashion farce series, "Absolutely Fabulous," and his clothing has been featured on the WB's "Buffy the Vampire Slayer." Mr. Gold maintains his residence in Salt Lake City, Utah to utilize its quiet environment for the invention and design of new products, and the insulation from outside artistic references.

Family Relationships

None.

Involvement in Certain Legal Proceedings.

Mr. Allen Weintraub resigned from his position as an officer and director of the Company and divested his controlling position as shareholder in the first quarter of 2003. The following described legal action may further impair the Company. The action taken against Mr. Weintraub is more fully described below.

On October 15, 2002, the Securities and Exchange Commission filed a civil action in the United States District Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer, Inc. Therein, Mr. Weintraub was restrained and enjoined from violating certain provisions under the Securities Act of 1933 and the Securities Exchange Act of 1934. The action is styled Securities and Exchange Commission v. Florida Stock Transfer, Inc., Vector Holdings Corporation, and Allen E. Weintraub, Case No. 02-023048-CIV-Ungaro-Benages/Brown, and as to the Company and Mr. Weintraub, alleges, inter alia, violations of the federal securities laws by, among other things, failing to make adequate disclosure regarding Mr. Weintraub's background which included being convicted of several fraud related violations of the law.

On November 1, 2002, the Company, Mr. Weintraub, and Florida Stock Transfer, Inc. entered into a Permanent Injunction, without admitting or denying any of the allegations, except to admitting to the jurisdiction of the Court over them and the subject matter of the claims. By virtue of the Permanent Injunction, Company and Mr. Weintraub were restrained and enjoined from violation of Section 17(a)1) of the Securities Act of 1933, Section 17(a)(2) and (3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, Section 13a of the Securities Exchange Act of 1934 and Rules 13a-1, 13a-11, 13a-13 and 12b-20 thereunder, and Section 13(a) of the Securities Exchange Act of 1934 and Rule 13b2-2. On October 30, 2002, Florida Stock Transfer, Inc. resigned as the Company's transfer agent.

There have been no other events under any bankruptcy act, no criminal proceedings, no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years, except as set forth above and in Item 3 Legal Proceedings.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2004 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year, except for violations of 16(a) associated with the SEC’s complaint against Mr. Weintraub.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, in summary form, the compensation received by the Chief Executive Officer and President of the Company during each of the Company's last three completed fiscal years. No executive officer of the Company, including the Chief Executive Officer and President, received a total salary and bonus exceeding $100,000 during any of the last three fiscal years.

Summary Compensation Table

				Other	Restricted		Restricted
Name and Position	Fiscal Year	Annual Salary	Bonus	Compensation	Stock Awards	LTIP Options	Stock Bonuses
CEO and President		(1)	(2)	(3)	(4)	(5)	(6)
Dennis Thompson, President	2003	$ 5,000	$ 0	0	0	0	0
Jared D. Gold, President	2004	$ 36,000	$ 0	$ 0	35,000	0	0
Allen E. Weintraub(7)	2002	$-0	0	0	5,800,000	0	0
HK Elrod	2004	$-0	0	0	225,000	0	0

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

(4) During the periods covered by the Summary Compensation Table, the Company, during the year 2002 issued 5,800,000 shares of restricted stock to Allen Weintraub for services valued at $339,200, the valuation was determined by the Independent Accountant for the Company based upon the market price for the shares at the time of issuance.

(5) No other compensation

(6) The Company currently has no Restricted Stock Bonus Plans.

(7) Allen Weintraub was president of Miami Venture Capital, Inc. (“MVC”), the majority shareholder of the Company, which received the following stock during the relevant periods: April 24, 2002 the Company issued 14,000,000 shares of restricted stock to MVC to secure the loan for the purchase of The Potato Sack. The shares were valued by the Company’s independent accountants at a market price of $5,040,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All persons known by the Registrant to own beneficially more than 5% of any class of the Company's outstanding stock on April 5, 2004, are listed below:

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Preferred Stock ($0.01 par value)	Richard Surber 59 West 100 South Salt Lake City, Utah 84101	3,745,143(2)	74.9%
Common Stock ($0.0001 par value)	Jared Gold, President, Director 63 West 100 South Salt Lake City, Utah 84101	70	0.004%
Preferred Stock ($0.01 par value)	Diversified Holdings X, Inc. 63 West 100 South, Second Floor Salt Lake City, Utah 84101	1,254,857(1)(2)	25.1%
Common Stock ($0.0001) par value	Directors and Executive Officers as a Group (1 individual)	70	0.004%

(1) Mr. Surber is the President and sole shareholder of Diversified Holdings X, Inc.. and has the sole power to vote and dispose of all Dark Dynamite, Inc. shares owned by Diversified Holdings X. Inc.

(2) Preferred shares have conversion and voting rights on a 1 to 25 basis as to the common stock of the Company. The issued and outstanding preferred shares hold voting rights equal to 31,371,425 shares of common stock, or 97% of all potential votes in the event of a shareholders vote.

No other shareholder’s holdings exceed 1% of the total voting rights represent by the common shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years the Company has been party to the following material transactions or series of transactions with the below named Directors, Executive Officers, or nominees for election as a Director of the Company, or a beneficial owner of 5% or more of the Company’s outstanding common stock:

On February 14, 2003, the Company signed a Promissory Note in the sum of $100,000 payable to Allen Weintraub, the former president of the Company, payment was due on February 14, 2004 and the note bore interest at the rate of 7% per annum and included a right of conversion into shares of the Company’s common stock at a value of 80% of the closing price for the shares on the day prior to written notice of conversion by Mr. Weintraub. The note was given in final satisfaction of all obligations of the Company to Mr. Weintraub and Miami Venture Capital as of the date of the note. On December 30, 2003, the Company issued to Allen Weintruab 535,000 shares of its restricted common stock as final payment of this promissory note. The restricted shares were valued at 80% of the closing price for the shares on that date, or $0.20 per share.

In February of 2003, the Company signed an employment agreement with Allen Weintraub, the former president of the Company. The agreement provides for compensation in the amount of $150,000 worth of S-8 common stock of the Company, provided that Mr. Weintraub is eligible for compensation pursuant to an S-8 registration statement, or in cash if such registration is not available. Payments are to be made on a quarterly basis. Services are to be provided to the Company relating to the preparation and filing of reports with the Securities and Exchange Commission and other regulatory agencies for a period of 12 months. On December 30, 2003 the Company authorized the issuance of 600,000 shares of its common stock registered under an S-8 Registration Statement in settlement of the compensation due to Mr. Weintraub under the terms of the employment agreement. Weintraub ultimately defaulted under this agreement by providing none of the services required by this contract. Accordingly, the Company filed suit against Mr. Weintraub, Dark Dynamite, Inc., a Nevada corporation, and Diversified Holdings, Inc.(“DHI”), a Utah corporation vs. Allen E. Weintraub, an individual, and Miami Venture Capital, Inc., a Florida corporation. This case was filed in the Third District Court of Salt Lake County, Utah, and bears the Case Number: 050905249.

On April 8, 2003, the Company, under new management, retroactively approved the sale of its 100% interest in Bestfoodonline.com, Inc. (Bestfood) to MVC, a corporation controlled by the former President of the Company, for $10 effective as of December 30, 2002. The purpose of the disposition was to further streamline the Company by eliminating any lingering management issues, liabilities and other complications which may have involved Bestfood. The sale of Bestfood to MVC was also effected to provide further separation from the Company’s former president. Bestfood was considered by new management to be a burden on the Company and was not considered a viable operating company with any substantive future beneficial prospects for the Company.

On May 14, 2003, the Company entered into a Consulting Agreement with Hudson Consulting Group, Inc. (Hudson) in which Hudson provided services with respect to finding and evaluating business opportunities, providing advise regarding mergers, acquisitions, settling lawsuits, drafting agreements, drafting board resolutions, and other general administrative duties. This agreement was terminated by the parties according to the terms set forth in a “Settlement Agreement and General Release.” Hudson agreed to accept a cash payment of $55,000 and 250,000 shares of restricted Company common stock as full and final payment for all sums due under the terms of the Consulting Agreement. These shares have not yet been issued by the Company. Richard Surber, a majority shareholder in the Company, is CEO of Hudson Consulting.

On September 8, 2003, the Company entered into an Indemnification Agreement and General Release with Gino Carlucci, its former president, wherein the Company agreed to pay to Mr. Carlucci the sum of $12,580.47 and issue to him 250,000 shares of the Company’s restricted common stock, as full and final satisfaction for all claims that existed for his services to the Company as president. These shares have not yet been issued by the Company.

On September 8, 2003 the board of directors authorized for, Dennis Thompson, former president and director of the Company, payment of $5,000 in cash and an award of 200,000 shares of the Company’s restricted common stock for his services to the Company during the quarter ended September 30, 2003.

On March 16, 2004, the Company entered into a Stock Exchange Agreement with current president, Jared Gold, wherein the Company agreed to issue to Gold 70,000,000 shares (36 post-reverse) of the Company's restricted common stock. In return, Jared Gold, president and sole shareholder of Black Chandelier, Inc., exchanged 100% of his common stock in Black Chandelier to the Company. The number of shares Gold received in the exchange constituted approximately 96% of the issued and outstanding shares of the Company. Black Chandelier's assets include an electric clothing pattern data base, screen printing library, and historic design archives.

On May 13, 2004, Dark Dynamite, Inc., and Jared Gold entered into an Employment Contract. Gold had been employed with the Company, and desired to continue and memorialize such employment. The Company hired Mr. Gold to function as its President, Chief Executive Officer and Chief Financial Officer. Mr. Gold’s duties involve management of the operations and finances of the company, executive governance of the Company as required by the Office of President under the By-Laws of the Company and as directed by the Board of Directors. As compensation for his services, Mr. Gold will receive the following compensation: A base salary of $5,000 per month, payable in cash, common or preferred stock of the Company, the form to be at the election of Mr. Gold. The employment agreement shall continue for five (5) years from the effective date of the employment agreement.

On August 4, 2004, the Company entered into a lease agreement with Wasatch Capital Corporation, effective July 1, 2004, for a five year period, expiring July 1, 2009. The Agreement allows the Company to lease the premises located at 61 West 100 South, Salt Lake City, Utah, Second Floor, of the Wallace Bennett Building. The monthly rent during the term is to be $ 4,704.00. Richard Surber, a majority shareholder in the Company, is CEO of Wasatch Capital Corporation.

On September 24, 2004 the Company reported a September 21, 2004, resolution of the Board of Directors of the Company authorized the issuance of 3,745,143 restricted shares of the Registrant’s preferred stock to be issued to Richard Surber.

These shares have been issued as compensation to Surber in exchange for his services provided to the Company related to certain litigation matters, his review of filings with the Securities and Exchange Commission by the Company, providing business and general advisory services, locating legal counsel for the Company, and other services, including review of press releases and other marketing material. The shares were issued to Surber in a private transaction, pursuant to Section 4(2) of the Securities Act of 1993.

On October 5, 2004, Hamlin K. Elrod received 250,000 shares of the Company's restricted common stock pursuant to Section 4(2) of the Securities Act of 1933 for services rendered as former president and director of the Company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits.

14.1 Code of Ethics
31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1 Section 1350 Certifications of Chief Executive Officer
32.2 Section 1350 Certifications of Chief Financial Officer

(b) Reports on Form 8-K.

(1) Under a Form 8-K/A filed on June 7, 2004, NCI Holdings filed financial statements required by the acquisition of Black Chandelier, Inc.

(2) On May 13, 2004, Dark Dynamite, Inc., and Jared Gold entered into an Employment Contract. The Company hired Mr. Gold to function as its President, Chief Executive Officer and Chief Financial Officer. Mr. Gold’s duties involve management of the operations and finances of the Company, executive governance of the Company as required by the Office of President under the By-Laws of the Company and as directed by the Board of Directors.

As compensation for his services, Mr. Gold will receive the following compensation: A base salary of $5,000 per month, payable in cash, common or preferred stock of the Company, the form to be at the election of Mr. Gold. The employment agreement shall continue for five (5) years from the effective date of the agreement.

(3) In an 8-K Report filed on September 24, 2004 the Company reported a September 21, 2004, resolution of the Board of Directors of the Company authorized the issuance of 3,745,143 restricted shares of the Registrant’s preferred stock to be issued to Richard Surber.

These shares have been issued as compensation to Surber in exchange for his services provided to the Company related to certain litigation matters, his review of filings with the Securities and Exchange Commission by the Company, providing business and general advisory services, locating legal counsel for the Company, and other services, including review of press releases and other marketing material. The shares were issued to Surber in a private transaction, pursuant to Section 4(2) of the Securities Act of 1993.

(4) In an 8-K reported filed on October 18, 2004 the Company reported that on October 15, 2004, the board of directors approved for filing with the Secretary of State for Nevada a “Certificate of Determination of the Rights and Preferences of Preferred Stock of Dark Dynamite, Inc.” This document set forth and designated the rights and privileges of the Preferred Stock of the Company.

The Preferred Stock is designated as having a par value of $0.01 per share, and is designated as senior to the Common Stock, and any subsequently authorized series or class of the Company’s Preferred Stock. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the shares have a priority right of $0.01 per share in any such instance. These shares are given the same voting rights as Common Shares on a twenty-five for-one (25 for 1) basis.

(5) In an 8-K reported filed on November 9, 2004, the Company reported the board of director’s actions that approved and submitted for filing with the Nevada Secretary of State’s office a Certificate of Change Pursuant to NRS 78.209 to carry out a reverse stock split of the Company’s common stock on a one (1) for two thousand (2,000) basis. This action reduced the number of authorized shares of common stock from Five Billion (5,000,000,000) to Two Million Five Hundred Thousand (2,500,000). The effective date of the reverse stock split was November, 7th, 2004.

Subsequent Events

(1) In an 8-K filed on January 28, 2005 the Company reported that on January 27, 2005, in three resolutions, the Board of Directors of the Company authorized the issuance of 809,500,000 shares of the Registrant's common stock registered under its S-8 Registration Statement. All of the issuances were carried out pursuant to the S-8 Registration Statement and The 2005 Benefit Plan of Dark Dynamite, Inc.

These shares were issued as compensation to employees and contractors of the Company. These issuances result in the total number of authorized and issued shares of common stock for the Company to be One Billion Forty Six Million Eight Hundred Thirty Nine Thousand Three Hundred Fifty Five (1,046,839,355) (pre-reverse March 2005 shares).

(2) In an 8-K file don March 22, 2005 the Company reported that effective as of March 28, 2005, Dark Dynamite, Inc. (the Company) will effect a 1 for 1000 reverse-split of its common stock, such that every current shareholder of the Company's common stock will hold 1 share for every 1,000 shares they held prior to the reverse split. All fractional shares have been rounded up to the nearest whole share. As of the date of this report the number of authorized shares is Five billion (5,000,000,000), effective March 28, 2005 the number of authorized shares after the reverse split will be Five million (5,000,000) with the par value remaining at $.001 per share. The number of issued and outstanding shares prior to the reverse split is Nine Hundred Sixty Two Million Seven Hundred Fifty One Thousand (962,751,000) the number of shares effective March 28, 2005 is estimated to be Nine Hundred Sixty Two Thousand Seven Hundred Fifty One (962,751). The Board of Directors effected the reverse split in compliance with NRS 78.207 and does not require the approval of the Company's stockholders.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees are for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filing on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company has paid to Bongiovanni & Associates, PA, audit fees of approximately $ 11,243 for 2004 and $11,000 for 2003.

Audit Related Fees

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements. The Company has paid to Bongiovanni & Associates, PA, audit related fees of approximately $ 0 for 2004 and $0 for 2003.

Tax Fees
The tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. The Company has paid to Bongiovanni & Associates, PA, tax fees of approximately $ 0 for 2004 and $ 0 for 2003.

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

Dark Dynamite, Inc. (Registrant)

Date: November 22, 2005	By:	/s/ Lei, Ming
Lei, Ming President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lei, Ming	President, Director	November 22, 2005
Lei, Ming

/s/ Wang, Xiaojun	Chief Financial Officer, Director	November 22, 2005
Wang, Xiaojun