Form 10QSB/A
period 2005-03-31
DARK DYNAMITE, INC
filed 2005-11-29
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

 FORM 10-QSB/A
 AMENDMENT NO. 1

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

DARK DYNAMITE, INC. AND SUBSIDARY
Consolidated Balance Sheets (Unaudited)
As of March 31, 2005

As of
March 31, 2005
(Unaudited)

CURRENT ASSETS
Cash	$12,362
Advances	(10,109)
Inventory	40,985
Pre-paid Expenses	3,117
TOTAL CURRENT ASSETS	46,355

FIXED ASSETS
Furniture and fixtures	172,464
TOTAL FIXED ASSETS	172,464
Accumulated Depreciation	(12,893)
NET FIXED ASSETS	159,571

DEPOSITS
Deposits	1,798
TOTAL DEPOSITS	1,798

INTANGABLE ASSETS
Trademarks	1,380
TOTAL INTANGABLE ASSETS	1,380

TOTAL ASSETS	$209,104

The accompanying notes are an integral part of these consolidated financial statements.

DARK DYNAMITE, INC. AND SUBSIDARY
Consolidated Balance Sheets (Unaudited)
As of March 31, 2005

As of
March 31, 2005
(Unaudited)

CURRENT LIABILITIES
Accounts payable	$280,202
TOTAL CURRENT LIABILITIES	280,202

STOCKHOLDERS’ (DEFICIT)
Preferred Series A stock ($0.01 par value, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	50,000
Common stock $0.0001 par value, 5,000,000 shares authorized; 1,660,839 and 52,339 shares outstanding at March 31, 2005 and December 31, 2004 respectively (post reverse splits through March 28, 2005)	166
Additional paid in capital	13,508,007
Stock Subscriptions Receivable	(20,659)
Retained (deficit)	(13,608,612)
TOTAL STOCKHOLDERS’ (DEFICIT)	(71,098)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,104

The accompanying notes are an integral part of these consolidated financial statements.

DARK DYNAMITE, INC. AND SUBSIDARY
Consolidated Statements of Operations and
Other Comprehensive Income (Loss) (Unaudited)
For the three months ended March 31, 2005 and 2004

REVENUE
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

The accompanying notes are an integral part of these consolidated financial statements

DARK DYNAMITE, INC. AND SUBSIDARY
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2005 and 2004

	For the three months ended
	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(374,439)	$(3,526,412)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Issuance of options for services of outside consultants	-	21,913
Depreciation	6,582	-
Loss - Impairment of Goodwill	-	3,490,000
Issuance of options for services	-	9,808
Common stock issued for services	39,400	-
Intrinsic value of options issued to employees	153,276	-
Fair value of options issued to consultants	45,558	-
Common stock issued to apply on vendor accounts payable	21,134	-

(Increase) decrease in operating assets:
Accounts receivable	10,109	-
Inventory	(19,289)	-
Prepaid expenses	(912)	-
Deposits	(1,798)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(14,590)	5,504
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(134,969)	813

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed Assets	(18,375)	-
Issuance of common shares to former officer	-	250
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(18,375)	250

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of stock subscriptions receivable	34,441	-
Common stock issuance for stock option exercise	59,366	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	93,807	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,537)	1,063

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	71,899	-

END OF THE PERIOD	$12,362	$1,063

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
Preferred stock issued for services	-	-
Common stock issued for services	$334,084	-
Common stock issued for acquisition	-	-
Common stock issued for purchase of fixed assets and inventory	-	$10,000
Common stock issued for purchase of goodwill	-	$3,490,000
Common stock issued for past services to pay down accounts payable	-	$5,800
Issuance of options for services of outside consultants	-	$21,913
Issuance of options to former officer	-	$9,808

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

DDI recorded net losses of $374,439 for the three months ended March 31, 2005, as compared to net losses of $3,526,000 for the same period in the previous year. The decrease in losses is attributable primarily to the loss from impairment of goodwill recorded in the first quarter of 2004 in the amount of $3,490,000 which was not repeated in 2005.

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

Capital Resources and Liquidity

On March 31, 2005, DDI had current assets of $46,355 and $209,104 in total assets. DDI had a net working capital deficit of $233,847 at March 31, 2005 as compared to $179,963 at March 31, 2004, an increase in the deficit of $53,884. The working capital deficit is due primarily to outstanding accounts payable that are considered as current liabilities and the increase in those amounts during the first quarter lead to the increase over the amount in the same period of 2004.

Net cash used in operating activities was $134,969 for the three months ended March 31, 2005, compared to net cash provided by operating activities of $813 for the same period ended March 31, 2004. The increase in cash used in operations in the first quarter reflects the increased operational level of the Company during the first quarter of 2005 as compared to the prior year’s operations.

Net cash used in investing activities was $18,375 for the three months ended March 31, 2005, compared to net cash provided by investing activities of $250 for the same period ended March 31, 2004. The increase in cash used in investments in the first quarter of 2005 was due primarily to the purchase of fixed assets.

Cash provided by financing activities was $ 93,807 for the three months ended March 31, 2005, compared to no cash flow from financing activities for the same period ended March 31, 2004. The bulk of these funds represent the receipt of stock subscriptions from the exercise of stock options by employees and consultants of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this amendment of quarterly report on Form 10-QSB/A, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Lei, Ming ("CEO") and Wang, Xiaojun, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

DARK DYNAMITE, INC.

Date: November 22, 2005	By:	/s/ Lei, Ming
Lei, Ming President, CEO and Director

DARK DYNAMITE, INC.

Date: November 22, 2005	By:	/s/ Wang, Xiaojun
Wang, Xiaojun CFO and Director