Form 10KSB/A
period 2004-12-31
DARK DYNAMITE, INC
filed 2006-04-17
CIK 830664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A AMENDMENT NO. 2
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

Dated this _____ day of May, 2005.

Bongiovanni & Associates, P.C., CPA’s

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
Consolidated Balance Sheets
As of December 31, 2004
(RESTATED)

December 31,
2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,899
Inventory	21,546
Pre-paid expenses	2,205
TOTAL CURRENT ASSETS	95,650

FIXED ASSETS
Machinery and equipment	65,190
Leasehold improvement	88,900
Accumulated depreciation	(6,312)
TOTAL FIXED ASSETS	147,778

INTANGABLE ASSETS
Trademarks	1,380
TOTAL INTANGABLE ASSETS	1,380

TOTAL ASSETS	$244,808

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$294,792
TOTAL CURRENT LIABILITIES	294,792

Preferred stock, convertible ($0.01 par value, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding at December 31, 2004)	50,000

STOCKHOLDERS' (DEFICIT)
Common stock ($0.0001 par value, 5,000,000,000 shares authorized; 52,339 shares issued and outstanding at December 31, 2004)	5
Additional paid in capital	9,684,084
Retained (deficit)	(9,744,323)
Stock subscriptions receivable	(39,750)
TOTAL STOCKHOLDERS' (DEFICIT)	(99,984)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$244,808

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
Consolidated Statements of Operations and
Other Comprehensive Income (Loss)
(RESTATED)

	For The Years Ended December 31,
	2004	2003
REVENUE
Sales	$16,488	$-
Consulting	3,035	-
TOTAL REVENUE	19,523	-

COST OF REVENUE
Cost of Sales	9,373	-
TOTAL COST OF REVENUE	9,373	-

GROSS PROFIT	10,150	-

EXPENSES
Selling, general and administrative	974,956	-
Selling, general and administrative From discontinued operations	-	526,494
TOTAL EXPENSES	974,956	526,494

OPERATING INCOME (LOSS)	$(964,806)	$(526,494)

OTHER INCOME (EXPENSE)
Interest expense	(22)	-
Interest Income	23	-
Gain / Loss on Securities	2,983	-
Loss on company stock	(44,373)	-
Income tax - state	(100)	-
TOTAL OTHER INCOME	(41,189)	-

NET LOSS	$(1,006,295)	$(526,494)

Net loss per weighted average common shares outstanding	$(13,599)	$(13,855)
Weighted average shares outstanding - basic and diluted	74	38
Weighted average shares outstanding beginning of fiscal year to reverse acquisition date, adjusted for splits	5	N/A

(Weighted average shares outstanding have been adjusted retroactively to reflect reverse stock splits on November 17, 2004 and March 28, 2005)

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2003
(RESTATED)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Retained
	Shares	Amount	Capital	Receivable	Deficit

Balances, January 1, 2003	0	$0.00	$7,893,377	$-	$(8,211,534)

Fractional shares due to split, other	0	0.00	63,544	-

Common stock issued to officer for services	0	0.00	99,800	-

Common stock issued to prior officer for services	0	0.00	149,400	-

Common stock sold to investors	0	0.00	116,084	-

Common stock issued in settlement of debt and interest	0		105,915	-

Net loss for the year	0	-	-	-	(526,494)
Balances December 31, 2003	1	$-	$8,427,800	$-	$(8,738,028)

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2004
(RESTATED)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Retained
	Shares	Amount	Capital	Receivable	Deficit
Balances, January 1, 2004	1	$-	$8,427,800	$-	$(8,738,028)

Common stock issuances for past services	429	-	198,587	-	-

Common stock issuance for acquistion	35	0	10,000	-	-

Common stock issuance to former officer	0	-	-	-	-

Issuance of options to former officer for services	-	-	9,808	-	-

Issuance of options to outside consultants	51,660	52	185,584	(39,750)	-

Issue common stock for option exercise	-	0	123,168	-	-

Issue common stock for subscription receivable	-	-	-	(5,363)

Cancellation of certificates/services not rendered	(1)	(0)	(16,932)	5,363	-

Issuance of common shares to outside consultants	14	0	289,517	-	-

Fair value of options issued for past services	-	-	37,202	-	-

Intrinsic value of options issued to employees	-	-	161,103	-	-

Restricted common stock issued to E. Roberts for past services	200	0	4	-	-

Proceeds from option stock applied to A/P - T Hall	-	-	3,026	-	-

Proceeds from option stock applied to A/P - M Golightly	-	-	2,557	-	-

Preferred stock par value changed from $0.10 to $0.01	-	-	112,937	-	-

Value of options issued by Black Scholes method	-	-	131,837	-	-

Option shares sales proceeds applied to A/P, Mike Golightly	-	-	4,664	-	-

Granted 3 million options to Mike Golightly	-	-	3,222	-	-

Preferred stock issued to R. Surber for services	-	-	-	-	-

Net consolidated loss for the year ended December 31, 2004	-	-	-	-	(1,006,295)
Balances, December 31, 2004	52,339	52	9,684,084	(39,750)	(9,744,323)

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2004 and 2003

	Year Ended	Year Ended
	Dec. 31, 2004	Dec. 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,006,295)	$(526,494)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	6,312	-
Common stock issued for services	777,099	250,000
Common stock issued for stock option exercise to employees	69,866	-
Preferred stock issued for services	37,451	-
Adjustments for reverse stock split	(29,187)	-
Gain on sale of available for sale securities	(2,983)	-
(Increase) decrease in operating assets:
Inventory	(21,546)	-
Prepaid expense	(2,205)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	112,470	159,698
Overdrawn bank balance	-	(53)
NET CASH (USED IN) OPERATING ACTIVITIES	(59,018)	(116,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(154,090)	-
Purchases of trademarks	(1,380)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(155,470)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from sale of common stock via stock option exercise	286,387	-
Cash proceeds from sale of common stock	-	116,849
NET CASH PROVIDED BY FINANCING ACTIVITIES	286,387	116,849

NET INCREASE IN CASH AND CASH EQUIVALENTS	71,899	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	$-	$-

END OF THE PERIOD	$71,899	$-

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
Common stock issued for services to predecessor officers	$-	$250,000
Common stock issued for settlement of debt and interest during the year	$-	$106,450
Common stock subscribed	$39,750	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Dark Dynamite, Inc. (Registrant)

Date: April 12, 2006	By:	/s/ Lei, Ming
Lei, Ming President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lei, Ming	President, Director	April 12, 2006
Lei, Ming

/s/ Wang, Xiaojun	Chief Financial Officer, Director	April 12, 2006
Wang, Xiaojun