Form 10QSB/A
period 2005-03-31
DARK DYNAMITE, INC
filed 2006-04-17
CIK 830664

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

EXPLANATORY NOTE

Changes herein have been made to move preferred stock out of the stockholders' equity (deficit) section of the balance sheet and off of the statement of stockholders' equity (deficit).

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

DARK DYNAMITE, INC. AND SUBSIDARY
Consolidated Balance Sheets
As of March 31, 2005 and December 31, 2004

	March, 31	December 31,
	2005	2004
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$280,202	$294,792
TOTAL CURRENT LIABILITIES	280,202	294,792

Redeemable Preferred Series A stock ($0.01 par value, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	50,000	50,000

STOCKHOLDERS' (DEFICIT)
Common stock $0.0001 par value, 5,000,000 shares authorized; 1,660,839 and 52,339 shares outstanding at March 31, 2005 and December 31, 2004 respectively (post reverse splits through March 28, 2005)	166	52
Additional paid in capital	10,018,007	13,174,037
Stock Subscriptions Receivable	(20,659)	(39,750)
Retained (deficit)	(10,118,612)	(13,234,323)
TOTAL STOCKHOLDERS' (DEFICIT)	(121,098)	(99,984)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$209,104	$244,808

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

The accompanying notes are an integral part of these consolidated financial statements

DARK DYNAMITE, INC. AND SUBSIDARY
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2004
			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Retained
	Shares	Amount	Capital	Receivable	Deficit
Balances, January 1, 2004	1	$-	$8,430,470	$-	$(8,738,028)
Common stock issuances for past services	429	-	198,587	-	-
Common stock issuance for acquisition	35	0	3,500,000	-	-
Issuance of options to former officer for services	-	-	9,808	-	-
Issuance of options to outside consultants	51,660	52	185,584	(39,750)	-
Issue common stock for option exercise	-	0	123,168	-	-
Issue common stock for subscription receivable	-	-	-	(5,363)
Cancellation of certificates/services not rendered	(1)	(0)	(19,650)	5,363	-
Issuance of common shares to outside consultants	14	0	289,517	-	-
Fair value of options issued for past services	-	-	37,202	-	-

DARK DYNAMITE, INC. AND SUBSIDARY
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2004

Intrinsic value of options issued to employees	-	-	161,103	-	-
Restricted common stock issued to E. Roberts for past services	200	0	4	-	-
Proceeds from option stock applied to A/P - T Hall	-	-	3,026	-	-
Proceeds from option stock applied to A/P - M Golightly	-	-	2,557	-	-
Preferred stock par value changed from $0.10 to $0.01	-	-	112,937	-	-
Value of options issued by Black Scholes method	-	-	131,837	-	-
Option shares sales proceeds applied to A/P, Mike Golightly	-	-	4,664	-	-
Granted 3 million options to Mike Golightly	-	-	3,222	-	-
Preferred stock issued to R. Surber for services	-	-	-	-	-

DARK DYNAMITE, INC. AND SUBSIDARY
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2004

Adjust for retroactive effect of common stock par value change from 0.001 to 0.0001 in December 2004	-	(47)	47	-	-
Net consolidated loss for the year ended December 31, 2004	-	-	-	-	(4,496,295)
Balances, December 31, 2004	52,339	5	13,174,084	(39,750)	(13,234,323)

The accompanying notes are an integral part of these consolidated financial statements

DARK DYNAMITE, INC. AND SUBSIDARY
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Retained
	Shares	Amount	Capital	Receivable	Deficit

Balances, January 1, 2005	52,339	$5	$13,174,084	$(39,750)	$(13,234,323)
Common stock issuances for past services (Unaudited)	279,500	28	58,268	-	-
Receipt of cash on subscriptions receivable (Unaudited)	-	-	-	34,441	-
Issue common stock for option exercise (Unaudited)	715,000	72	59,644	(350)	-
Fair value of options issued for past services (Unaudited)	-	-	53,058	-	-
Intrinsic value of options issued to employees (Unaudited)	-	-	145,776	-	-
Proceeds from option stock applied to A/P - T Hall (Unaudited)	-	-	2,238	-	-

DARK DYNAMITE, INC. AND SUBSIDARY
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2004

Issue common stock for option exercise, depository shares at Finance 500 as of March 31, 2005 (Unaudited)	614,000	61	14,939	(15,000)	-
Adjust for error in Financial Statements at 12/31/2004 to bring into agreement with the books (Unaudited)					150
Net consolidated loss for the three months ended March 31, 2005 (Unaudited)	-	-	-	-	(374,439)
Balances, March 31, 2005	1,660,839	$166	$13,508,007	$(20,659)	$(13,608,612)

The accompanying notes are an integral part of these consolidated financial statements.

DARK DYNAMITE, INC. AND SUBSIDARY
STATEMENT OF CASH FLOWS

	For The Three	For The
	Months Ended	Year Ended
	March 31,	December 31,
	2005	2004
	(Unaudited)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$ (374,439)	$(4,496,295)
Adjustments to reconcile net loss to net cash (use in) operating activities:
Depreciation	6,582	6,311
Loss - Impairment of Goodwill	-	3,490,000
Gain on early forgiveness	-	(106,500)

Common stock issued for services	39,400	341,158
Cancellation of certificates for services NOT rendered	-	(9,428)
Preferred stock issued to R. Surber for services	-	37,451
Intrinsic value of options issued to employees	153,276	241,103
Fair value of options issued to consultants	45,558	277,845
Common stock issued to apply on vendor accounts payable	21,134	77,830

(Increase) decrease in operating assets:
Accounts receivable	10,109	-
Inventory	(19,289)	(21,546)
Prepaid expenses	(912)	-
Deposits	(1,798)	(2,205)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(14,590)	(20,938)
NET CASH FROM (USED IN) OPERATING ACTIVITIES	(134,969)	(185,214)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Fixed Assets	(18,375)	(154,089)
Trade Mark	-	(1,380)
Common stock issued for property, plant and equipment	-	84,687
Loss on trading stock	-	44,373
NET CASH FROM (USED IN) FINANCING ACTIVITIES	(18,375)	(26,409)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

Common stock issuance for acquisition	-	(2,368)
Receipt of stock subscriptions receivable	34,441	39,750
Common stock issuance for stock option exercise	59,366	246,140
NET CASH FROM (USED IN) FINANCING ACTIVITIES	93,807	283,522

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,537)	71,899

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	71,899	-

END OF THE PERIOD	$ 12,362	$ 71,899

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
Preferred stock issued for services	-	$ 37,451
Common stock issued for services	$ 334,084	$ 937,911
Common stock issued for acquisition	-	$3,939,437

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

DARK DYNAMITE, INC.

Date: April 12, 2006	By:	/s/ Ming Lei
Ming Lei President

INDEX TO EXHIBITS

Exhibit Page

No.	No.	Description
3(i)	*	Articles of Incorporation of the Company as amended and bylaws are herein incorporated by reference from the Company’s Form S-3 filed December 22, 1995.
3(i)	*	Articles of Incorporation of the Company as amended and incorporated by reference from the Company’s Form 8-K filed May 7, 2004.
3(i)	*	Articles of Incorporation of the Company as amended and incorporated by reference from the Company’s Schedule 14C filed May 27, 2004.

Material Contracts
10 (x)	*	Commercial Lease
10(xi)	*

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

31.1		Certification of Chief Executive Officer.
31.2		Certification of Chief Financial Officer.
32.1		Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Filed previously.

Other

99(i)	*
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