Form 10QSB/A
period 2005-06-30
DARK DYNAMITE, INC
filed 2006-04-17
CIK 830664

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

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
Consolidated Balance Sheets
As of June 30, 2005 and June 30, 2004

	June 30	June 30,
	2005	2004
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,356	$86,085
Accounts receivable	267	-
Inventory	37,965	1,000
Pre-paid Expenses	2,973	2,429
TOTAL CURRENT ASSETS	43,561	89,514

FIXED ASSETS
Furniture and fixtures	169,176	23,043
TOTAL FIXED ASSETS	169,176	23,043
Accumulated Depreciation	(19,372)	(410)
NET FIXED ASSETS	149,804	22,633

DEPOSITS
Deposits	1,798	-
TOTAL DEPOSITS	1,798	-

INTANGABLE ASSETS
Trademarks	1,380	1,005
TOTAL INTANGABLE ASSETS	1,380	1,005

TOTAL ASSETS	$196,543	113,152

CURRENT LIABILITIES
Accounts payable	$73,395	$95,089
Note payable	9,261	1,103
Other payable and accrued expenses	293,290	-
TOTAL CURRENT LIABILITIES	375,946	96,192

Redeemable Preferred Series A stock ($0.01 par value, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	50,000	125,486

STOCKHOLDERS' (DEFICIT)
Common stock $0.001 par value, 5,000,000 shares authorized; 1,860,839 and 101,472,675 shares outstanding at June 30, 2005 and June 30, 2004 respectively (post reverse splits through March 28, 2005)	186	101,473
Additional paid in capital	10,021,989	12,156,035
Stock Subscriptions Receivable	(20,659)	(5,363)
Retained (deficit)	(10,230,919)	(12,360,671)
TOTAL STOCKHOLDERS' (DEFICIT)	(229,403)	33,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$196,543	$113,152

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

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2004

			Additional
			Paid-in	Retained
	Common Stock		Capital	Deficit
	Shares	Amount	Amount	Amount

Balances, January 1, 2004	2,419,775	$2,420	$8,427,800	$(8,738,027)

Common stock issuances for past services	5,444,300	5,444	24,698

Common stock issuances for acquisition	70,000,000	70,000	3,430,000

Common stock issuance to former officer	250,000	250

Issuance of options to former officer for services			9,808

Issuance of options to outside consultants			21,913

Issuance of common shares to outside consultants	23,358,600	23,359	241,816

Net loss for the period				(3,622,644)

	101,472,675	$101,473	$12,156,035	$(12,360,671)

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Retained
	Shares	Amount	Capital	Receivable	Deficit
Balances, January 1, 2005	52,339	$5	$13,174,084	$(39,750)	$(13,234,323)

Common stock issuances for past services (Unaudited)	279,500	28	58,268	-	-

Receipt of cash on subscriptions receivable (Unaudited)	-	-	-	34,441	-

Issue common stock for option exercise (Unaudited)	715,000	72	59,644	(350)	-

Fair value of options issued for past services (Unaudited)	-	-	53,058	-	-

Intrinsic value of options issued to employees (Unaudited)	-	-	145,776	-	-

Proceeds from option stock applied to A/P - T Hall (Unaudited)	-	-	2,238	-	-

Issue common stock for option exercise, depository shares at Finance 500 as of March 31, 2005 (Unaudited)	614,000	61	14,939	(15,000)	-

Adjust for error in Financial Statements at 12/31/2004 to bring into agreement with the books (Unaudited)					150

Common stock issued to WJREH (a Nexia Holdings company) for cash - restricted	200,000	20	3,982

Net consolidated loss for the six months ended June 30, 2005 (Unaudited)	-	-	-	-	(486,747)
Balances, June 30, 2005	1,860,839	$186	$13,511,989	$(20,659)	$(13,720,920)

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

Date: April 12, 2006                                            /s/ Ming Lei
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