Form 10QSB/A
period 2005-09-30
DARK DYNAMITE, INC
filed 2006-04-17
CIK 830664

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

DARK DYNAMITE, INC. AND SUBSIDARY
(FKA NCI HOLDINGS, INC)
Consolidated Balance Sheets
As of September 30, 2005

September 30,
2005
(Unaudited)

CURRENT LIABILITIES
Bank overdraft	$1,959
Accounts payable	301,761
Notes payable short-term	29,611
TOTAL CURRENT LIABILITIES	333,331

Redeemable Preferred Series A stock ($0.01 par value, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	50,000

STOCKHOLDERS' DEFICIT
Common stock $0.0001 par value, 1,000,000,000 shares authorized; 621,948 and 52,339 shares outstanding at September 30, 2005 and December 31, 2004, respectively (after giving effect to reverse stock splits).	62
Additional paid in capital	10,194,531
Stock subscriptions receivable	(55,163)
Retained deficit	(10,341,962)
TOTAL STOCKHOLDERS' DEFICIT	(202,531)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$180,800

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

DARK DYNAMITE, INC.

Date: April 12, 2006	By:	/s/ Ming Lei
Ming Lei President and CEO

Date: April 12, 2006	By:	/s/ Xiaojun Wang
Xiaojun Wang Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Page
No.		Description
3(i)	*	Articles of Incorporation of the Company as amended and bylaws are herein incorporated by reference from the Company’s Form S-3 filed December 22, 1995.
3(i)	*	Articles of Incorporation of the Company as amended and incorporated by reference from the Company’s Form 8-K filed May 7, 2004.
3(i)	*	Articles of Incorporation of the Company as amended and incorporated by reference from the Company’s Schedule 14C filed May 27, 2004.
Material Contracts
10 (x)	*	Commercial Lease
10(xi)	*

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