Form 10KSB
period 2005-12-31
DARK DYNAMITE, INC
filed 2006-04-18
CIK 830664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the annual period ended: December 31, 2005
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

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☒

State issuer's net revenues for its most recent fiscal year: $424,535

As of April 17, 2006, there were 45,089,068 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.42 reported by brokers) held by non-affiliates was approximately $18,937,408.

Transitional Small Business Disclosure Format (check one): Yes ☐ No☒

Number of shares of common stock outstanding as of April 17, 2006: 45,089,068
Number of shares of preferred stock outstanding as of April 17, 2006:  3,340,500

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which the Company indicates by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. The Company bases their forward-looking statements on information currently available to them, and the Company assumes no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

As used in this Annual Report, the terms "we", "us", "our," the “Registrant,” “DDI” and the "Company" means, Dark Dynamite, Inc., a Nevada corporation, formerly known as NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. These terms also refer to the Company’s subsidiaries corporation, Black Chandelier, Inc. ("Black Chandelier"), a Utah corporation originally incorporated in September 1987, and Shanxi Kai Da Lv You Gu Wen You Xian Gong Si ("Kai Da"), a corporation organized under the laws of the Peoples’ Republic of China (“Kai Da”) acquired in August 2005.

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

On March 15, 2004, Jared Gold assumed the role of president, director, and C.E.O of the Company. Gold gained a controlling interest in the Company as a result of exchanging his 100% interest in Black Chandelier, Inc., for 70,000,000 shares (35 post-reverse split shares) of the Company’s restricted common stock, which constituted approximately 96% of the issued and outstanding shares of common stock at the time of issuance.

The acquisition of Black Chandelier was the first in a series of planned transactions designed to grow the Company into a multifaceted lifestyles company. Commensurate with this goal, the Company underwent a series of changes including the name change from NCI Holdings, Inc., to Dark Dynamite, Inc.

On October 3, 2005, the Company transferred a total of 4,990,000 shares of convertible preferred stock to Kai Da and/or the Kai Da shareholders for $495,000, less related expenses, and issued 100,000 new shares of common stock to Kai Da and/or the Kai Da shareholders in exchange for all of their shares of registered capital of Kai Da, which then became a wholly-owned subsidiary of the Company. After the closing, Kai Da and/or the Kai Da shareholders converted 1,600,000 of the 4,990,000 shares of Convertible Preferred Stock purchased into 40,000,000 shares of common stock, and transferred all of the 40,100,000 shares of common stock issued to them at the closing, pursuant to trust arrangements established under Chinese law, on a pro rata basis and in a Regulation S offering, to approximately 3,601 shareholders of Shanxi E Pang Gong Tourism Development Co., Ltd. (“E Pang Gong”), a limited liability company organized under the laws of the Peoples’ Republic of China. E Pang Gong controls the leasehold interest and certain improvements associated with the E Pang Gong Theme Park in Xi’An, China. The E Pang Gong Theme Park and related improvements are the subject of a management contract with Kai Da, pursuant to which Kai Da manages the Theme Park assets and earns most of its revenues.

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

On August 29, 2005, the Company filed an Amendment to its articles of incorporation increasing the number of authorized shares of its Common Stock from 5,000,000 to 1,000,000,000, with a $0.0001 par value per share. The number of preferred shares authorized will remain at 5,000,000, with a $0.01 par value per share. Upon the filing of the Amended Articles of Incorporation, the Company was authorized to issue 1,000,000,000 shares of common stock, $0.0001 par value per share.

On November 21, 2005, the Company approved and submitted for filing with the Nevada Secretary of State’s Office a Certificate of Change Pursuant to NRS 78.209 to carry out a reverse stock split of the Company’s common stock on a one (1) for four (4) basis. This action reduced the number of authorized shares of common stock from One Billion (1,000,000,000) to Two Hundred Fifty Million (250,000,000), par value $0.0001 per share. All fractional shares that resulted from the reverse split were rounded up to the next whole share.

Subsequent Events

    On April 1, 2006, the Company executed an Agreement (the “Agreement”) between the Company and Diversified Holdings X, Inc. ("DHX"), a Nevada corporation, pursuant to which DHX tendered a cash purchase price of $100 and as well as assumption of certain liabilities in exchange for all outstanding shares of Black Chandelier, Inc. held by the Company. As a result of the transactions consummated at the closing, the purchase and issuance will give DHX a 'controlling interest' in Black Chandelier, Inc., and Black Chandelier will be no longer a wholly-owned subsidiary of the Company.

Business Description of the Issuer

    After the acquisition of Kai Da, management changed the Company's primary business into theme park management and travel related services. The Company contracts and operates the Theme Park of Qin E Pang Gong (“Theme Park”) through Shanxi Kai Da Lv You Gu Wen You Xian Gong Si (“Kai Da”), its wholly owned subsidiary in China. The Theme Park was built up at the historical address of E Pang Gong, the most prestigious and largest palace in Chinese history built for Qin Shi Huang, the first emperor in the Qin dynasty over 2,200 years ago. E Pang Gong was burned down during the war and became a legend as well as the subject of numerous historical books. In 1994, the historical address of E Pang Gong was appraised by United Nations Educational, Scientific and Cultural Organization ("UNESCO") as one of the wonders in the ancient world due to the size of the palace and the degree of preservation. The current theme park was built imitating the original palace based on historical records and legends, covering approximately 5.59 million square feet consisting of several building structure, including the Front Palace, Qihe River, Magnetic Gate, Heaven Tower, Earth Temple, Lan-Chi Palace and the Shang-Lin Garden. Management believes it’s a significant achievement to be able to display such a famous and grand palace to the domestic and international communities. It is believed to be one of the more important historical sites in China.

In connection with our Theme Park management, we have developed three primary business segments:

•	Theme park admission and management
•	Resorts
•	Movie and television revenues

More information about the Company’s business can be found on the corporate website at http://www.qinepanggong.com.

THEME PARK BUSINESS

The Theme Park is located in a suburban area of Xi'an city, approximately 30 minutes away from downtown Xi'an. The city recently completed an upgrade of the road infrastructure called 'the Western 3rd Beltway' which enables our customers to travel a more direct and convenient route from the city. Xi'an was the capital city of six different dynasties in ancient China. The abundant cultural heritage is an attraction to a large number of domestic residents and international visitors. In 2004, there were over 650,000 people who visited from overseas and approximately 20,840,000 people visiting Xi'an from different providences inside China, an increase of 93.0% and 29.1% compared to 2003, respectively. The estimated tourism revenues in Xi'an were $1.9 billion during 2004.

As an important component to show China's culture in the Qin Dynasty, the Theme Park is popular to tourists, similar to the famous Qin Shi Huang’s Terra-cotta Warriors and Horses Museum, the Mausoleum of Qin Shi Huang. The Theme Park hosts a different atmosphere from a museum in that it is interactive and engaging for our customers. We utilize music and dance as a means to deliver the history of the site. The theme park was built as a 'to-scale' replica of the original palace based on the most reliable historical records and written legends, covering approximately 5.59 million square feet and consisting of several different structures such as the Front Palace, Qihe River, Magnetic Gate, Heaven Tower, Earth Temple, Lan-Chi Palace and Shang-Lin Garden. Each part has its own significance, which is interpreted by a series of dancing shows, such as the Ceremony for Qin Shi Huang’s Coronation, Departure of the Warriors, Battle of Unification, Assassination of JingKe, etc.

    In addition, the Company is developing another brand new large-scale outdoor Dinner Show Program for the culture of Qin Dynasty, which will be performed in the Front Palace area of the Theme Park. The Dinner Show will be designed as an opera and will reintroduce the Qin Dynasty dancing and songs from over 2,200 years ago. All the songs will be conducted by music professional familiar with the history of the site. During the show, we will provide tourists with a dinner of traditional Chinese cusine. We hope to transform the Theme Park beyond the educational and historical aspects to also include a multi-function entertainment center.

RESORTS BUSINESS

    The Six-state Hot Spring Resort (the “Resort”) is located inside the Theme Park and built in an ancient Chinese style to match the Theme Park. The Resort includes six sections, with approximately 187 suites, 1 conference room with the capacity to hold more than 600 persons, 7 middle-size conference rooms, 7 two-story buildings, 1 ballroom for 800 persons and 15 small-size banquet rooms. All the buildings are surrounded by gardens and some of them are connected by covered corridors.

    As is the case in many theme parks, it’s convenient for tourists to take a rest following their visit. In addition, the unique style and elegant surroundings give the Resort a special allure for meetings and events that leave a lasting impression. From small meeting rooms to grand-scale conference centers, we bring to every event a dedicated focus and unbridled enthusiasm. Whether our clients are planning a company strategy session, an intimate cocktail party or a celebratory banquet, they can enjoy the facilities of the Resort and always have our undivided attention.

MOVIE AND TELEVISION REVENUES

The Theme Park is also a prime location for producing historical TV dramas, films and commercials. We have cooperated with TV stations, film studios, and advertisement companies and the Theme Park has been picked as the background in several TV dramas, films and commercials in the past several years, including the Master Warrior-Guan Gong in 2000, The New Army of the Emperor in 2002 and Challenges for Survival in 2003, etc. The Theme Park is seeking more opportunities to cooperate with film production companies in the near future to further increase its brand recognition.

Government Regulation

Since the historical address of E Pang Gong was appraised as culture heritage, its preservation needs to comply with the corresponding laws, rules, regulations and ordinance to preserve the cultural heritage in the People’s Republic of China. Although the Company does not foresee any change in existing regulations, if changes should occur, the Company believes that it can adapt to such new regulations and that those changes would not have any significant effect on revenues or current operations of the Company. However, no assurance can be made that compliance or failure to comply with future regulations will not have a materially adverse effect on the business, operating results or financial condition of the Company. However, in certain circumstances, such as in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of governmental regulations. The inability to ascertain the effect of government regulations on prospective business activities will make our business a higher risk enterprise.

Competition

The Theme Parks and resorts compete with all other forms of entertainment, lodging, tourism and recreational activities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. The profitability of the leisure-time industry is influenced by various factors which are not directly controllable, such as economic conditions, amount of available leisure time, oil and transportation prices and weather patterns. The Company believes its theme parks and resorts benefit substantially from the Company's reputation in the tourism industry for excellent quality and E Pang Gong’s special position in Chinese history. In addition, the status as a reporting public entity could give the Company a competitive advantage over privately held entities having a similar business objective in forming strategic partnerships with Chinese companies which have significant growth potential.

Employees

    The Company has hired approximately 210 full-time employees to operate the Theme Park and the Resort, of which 35 persons are on the management team. The other positions include waiters, waitresses, landscapers, maids, securities, cleaners, and so on. All the artists for the shows are subject to their respective performance contracts.

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

    The public may read and copy any materials that are filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Kai Da is currently occupying an office of approximately 22,000 square feet inside the Theme Park. As of today’s date, Kai Da doesn’t need to pay for such occupation since it’s considered in partial compensation for the management services that Kai Da provides to the Theme Park.

Black Chandelier has a retail store at Trolley Square Mall in Salt Lake City. The store had its grand opening November 26, 2004. The Company entered into a one year lease with Trolley Square Mall, for a rental fee of $1,200 a month, and 6% of any gross monthly sales over $20,000.

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

ITEM 3. LEGAL PROCEEDINGS

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. (nka Dark Dynamite, Inc.) was named as a respondent. The Company’s former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: ASecurities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation. The complaint alleges that NCI failed to accurately and fully disclose the nature of NCI's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCI. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. The Company filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth the actions of the Company which form the basis of a cause of action against the Company that was denied by the Court. The Company filed an answer disputing the allegations of the complaint and has participated in some pre-trial discovery. The Company and the Government have agreed upon the terms of a settlement, the terms of which provide for the Company to pay the sum of $30,000 to the SEC. The SEC is currently reviewing the terms of a proposed consent decree in which the Company would neither admit nor deny the claims made in the complaint and be subject to an injunction prohibiting future violations of the securities laws and regulations, this review has been pending for more than 18 months with no report of expected action on the proposal and without any change in the status of the litigation impacting on Dark Dynamite, Inc..

Dark Dynamite, Inc. and Diversified Holdings X, Inc. v. Allen E. Weintraub and Miami Venture Capital, Inc. Civil complaint filed in the Third District Court of the State of Utah, Salt Lake County, Civil No. 050905249. A default judgment was entered against the defendants on March 15, 2006 after a hearing before the court, the judgment awarded damages in the sums of $267,892, an award for costs and attorneys fees has not yet been calculated. Mr. Weintraub has filed an affidavit with the court attacking the sufficiency of service in the case, Plaintiffs have filed a response to that affidavit and no reply has been received from Weintraub nor has any ruling been made by the court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Increase in the Number of Authorized Shares of the Common Stock

In the 3rd Quarter of 2005 the Board of Directors and a Majority of the voting rights held by shareholders approved an increase in the number of authorized shares of the common stock of the Company. On August 29, 2005, the Company filed an Amendment to its articles of incorporation increasing the number of authorized shares of its Common Stock from 5,000,000 to 1,000,000,000, with a $0.0001 par value per share. The number of preferred shares authorized will remain at 5,000,000, with a $0.01 par value per share.

Upon the filing of the Amended Articles of Incorporation, the Company was authorized to issue 1,000,000,000 shares of common stock, $0.0001 par value per share. The number of authorized preferred shares will remain the same at 5,000,000 shares, with a $0.01 par value per share.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, “DKDY.OB”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Furthermore, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2004 and 2005 are as follows:

YEAR	QUARTER ENDING	LOW	HIGH
2004	March 31, 2004	$0.0120	$0.2500
	June 30, 2004	$0.0039	$0.2400
	September 30, 2004	$0.0015	$0.0065
	December 31, 2004
	(post -split)	$0.0230	$0.0300
2005	March 28, 2005
	(post-split)	$0.0200	$0.0280
	June 30, 2005	$0.0100	$0.0100
	September 30, 2005	$0.0600	$0.0640
	December 31, 2005	$1.9200	$1.6400

On March 28, 2005, there was a 1 for 1,000 reverse split effected. On November 3, 2005, there was a 1 for 4 reverse split effected.

Number of shares of common stock outstanding as of December 31, 2005: 43,601,568 (post reverse).

Number of shares of preferred stock outstanding as of December 31, 2005: 3,400,000.

The Company issued a total of 43,601,568 shares of its common stock during fiscal year 2005, of which 40,100,000 shares issued in connection with the reverse merger of Kai Da.

Record Holders

The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock. The Company is authorized to issue 5,000,000 shares of common stock, and 5,000,000 shares of preferred stock. There are currently approximately 3,720 record holders of the Company’s common stock.

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

Risks of "Penny Stock”

Dark Dynamite, Inc.'s common stock (OTC BB: DKDY) may be deemed to be "penny stock," as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.0001 and $14.00 per share over the past several years, there is no assurance that this price level will continue. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read this disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

Recent Sales of Unregistered Securities

On October 3, 2005, the Company issued 100,000 new shares of common stock to Kai Da and/or the Kai Da shareholders in exchange for all of their shares of registered capital of Kai Da, which then became a wholly-owned subsidiary of the Company.

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

RESULTS OF OPERATIONS FOR THE PERIOD OF INCEPTION (AUGUST 1, 2005) THORUGH DECEMBER 31, 2005.

Revenues

Gross revenues for year ended December 31, 2005 were $425,665 due primarily from ticket and product sales. There were no comparable operations during the year 2004. We expect sales to increase during 2006 as we move toward developing our business plan. Additionally, we expect to generate new revenues in 2006 from the launch of our dinner show project.

Income / Loss

Net loss for the year ended December 31, 2005 was $2,927,391 primarily attributable to $2,700,000 in common stock issued for services during the year. We issued a total of 3 million shares to several consultants for services rendered, including product development, development of the dinner show program, development of strategic relationships with travel agents, SEC compliance and general corporate consulting. The shares were valued at the market price on the date of issuance, or $.90 per share, yielding an aggregate market value of $2,700,000. These expenses were included in the accompanying statement of operations.

The Company expects to incur losses in fiscal year 2006 until traffic is increased to the Theme Park and product sales increase. There can be no assurance that the Company will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2005 were $3,255,486. We had the following notable expenses during 2005:

•
We issued a total of 3 million shares to several consultants for services rendered, including product development, development of the dinner show program, development of strategic relationships with travel agents, SEC compliance and general corporate consulting. The shares were valued at the market price on the date of issuance, or $.90 per share, yielding an aggregate market value of $2,700,000. These expenses were included in the accompanying statement of operations.

•	Auditing expenses were $50,000
•	Salaries and related expenses were $131,205
•	Maintenance expenses were $71,420

Cost of Sales

Cost of sales included expenses directly related to delivering our product or services Travel agents' commissions and direct labor would be examples of cost of sales items. During the period ended December 31, 2005 we had $131,946 in cost of sales. Cost of sales as a percentage of sales was 31%.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $67,043 for the year ended December 31, 2005. Positive cash flows from operations were primarily due to the stock issued for services and increases in payables, partially offset by the net loss for the year.

Cash flows used in investing activities were $575,648 for the year ended December 31, 2005 which consisted of purchases of fixed assets to refurbish the Them Park.

Cash flows provided by financing activities were $442,013 for the year ended December 31, 2005. The Company has an outstanding payable in the amount of $402,263 which relates to the financing/ lease contract for the acquisition of fixed assets. The payable requires annual installments of $100,564 to be made beginning in 2006. Additionally, the company received $39,750 from common stock subscriptions receivable during the period.

We have funded our cash needs for the year ended December 31, 2005 with a series of debt and equity transactions.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2006 and $100,000 for the two years thereafter.

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

Stock and Options to Employees

The Company issued 52,270 stock options in the year of 2004 (or 879,423,567 on a pre-split basis). All of the issuances were carried out pursuant to the S-8 Registration Statement and the 2004 Benefit Plan of Dark Dynamite, Inc.

Trends, Events, and Uncertainties

The success of our business depends in large part on our ability to identify tourist trends as well as to react to changing customer demand in a timely manner. Consequently, we depend in part upon the continuing favorable market response to the creative efforts of our purchasing, design and marketing team’s ability to anticipate products and services that appeal to our consumer base. Failure on our part to anticipate, identify and respond effectively to changing consumer demands and trends will adversely affect our sales.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dark Dynamite, Inc. and Subsidiaries

I have audited the accompanying balance sheets of Dark Dynamite, Inc. and Subsidiaries as of December 31, 2005, and the related statements of operation, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2005.

These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dark Dynamite, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson
Traci J. Anderson, CPA
Huntersville, NC

April 14, 2006

Dark Dynamite, Inc. and Subsidiaries
Balance Sheet
As of December 31, 2005

ASSETS

Current Assets
Cash and cash equivalents	$5,307
Accounts receivable	59,587
Inventory	89,346
Other	3,421
Total Current Assets	157,661

Fixed Assets
Property, plant, and equipment	729,738
Accumulated depreciation	(49,015)
Total Fixed Assets	680,723
Total Assets	$838,384

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$502,924
Taxes Payable	$6,759
Notes payable--current portion	29,611
Total Current Liabilities	539,294

Long-term Liabilities
Notes payable	402,263
Total Long-term Liabilities	402,263

Total Liabilities	941,557

Equity
Preferred stock (par $.01, 5,000,000 authorized,	$34,000
5,000,000 issued and outstanding)
Common stock (par $.0001, 250,000,000 authorized,	4,360
43,601,568 issued and outstanding)
Paid in capital	2,785,858
Retained deficit	(2,927,391)
Total Equity	(103,173)
Total Liabilities and Equity	$838,384

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc. and Subsidiaries
Statement of Operations
For the period from August 1, 2005 (Inception) through December 31, 2005

SALES AND COST OF SALES:
Sales, net	$425,665
Cost of sales	131,946
Gross profit	293,719

OTHER REVENUES:
Other operating income	8,317

NET REVENUES	302,036

OPERATING EXPENSES:
Selling, general, and administrative	3,255,486

OTHER:
Debt forgiven	26,059

NET LOSS	$(2,927,391)

Net loss per common share
Basic & Fully Diluted	$(6.54)

Weighted average common
Shares outstanding	447,771

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc.
Statement of Cash Flows
For the period from August 1, 2005 (Inception) through December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income taxes	$(2,927,391)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	42,703
Stock issued for services	2,700,000
Accounts receivable and other receivables	(59,587)
Prepaid and other assets	134,616
Inventory	(67,800)
Accounts payable	208,132
Taxes payable	6,759
Notes payable--current portion	29,611
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	67,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(575,648)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(575,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	402,263
Stock receivable	39,750
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	442,013

NET INCREASE IN CASH AND CASH EQUIVALENTS	(66,592)

CASH AND CASH EQUIVALENTS:
Beginning of period	71,899
End of period	$5,307

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc. and Subsidiaries
Statement of Equity
For the period from August 1, 2005 (Inception) through December 31, 2005

	Preferred Stock $.01 par		Common Stock $.0001 par		Additional
	Preferred	Preferred	Common	Common	Paid In	Retained
	Shares	Stock	Shares	Stock	Capital	Deficit	Total
Balances, January 1, 2005	5,000,000	$50,000	100,000	$10	$74,208	$-	$124,208
Preferred stock conversion	(1,600,000)	(16,000)	40,000,000	4,000	12,000	-	-
recapitalization	-	-	501,568	50	(50)	-	-
Common stock for services	-	-	3,000,000	300	2,699,700	-	2,700,000
Net loss	-	-	-	-	-	(2,927,391)	-
Balances, December 31, 2005	3,400,000	$34,000	43,601,568	$4,360	$2,785,858	$(2,927,391)	$2,824,208

The accompanying notes are an integral part of these financial statements.

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity— Dark Dynamite, Inc. (The Company), a Nevada corporation, has 2 subsidiaries, Black Chandelier and Kaida. Through its subsidiary, Black Chandelier Inc., the Company offers apparel, including skate and snowboard apparel, T-shirts, pants skirts, jackets, and accessories for children, and women and men in the age group of 20 to 35. The Company’s newly acquired subsidiary, Shanxi Kai Da Tourism Company, Ltd. (Kai Da) was established on July 4, 2005 and began operations in August of 2005. Kai Da is in the business of tourism information consulting, tourism project planning and management in China.

Basis of Presentation—The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents—For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to depreciation, taxes, and contingencies. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition—The Company’s policy is to recognize income when it is earned. Kai Da’s revenue is derived from ticket sales, and hotel and restaurant income. Revenues are booked net of any cash discounts. Revenue from Black Chandelier sales is recognized when the products are shipped and invoiced to the customer, provided collection of the resulting receivable is probable and the earnings process is complete. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected. Retail store sales - revenue is recognized when sales are made. They are paid by cash or credit card.

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Foreign Currencies (Kai Da-foreign subsidiary)—The Assets and liabilities denominated in respective functional currencies are translated into United States Dollars at the exchange rate as of the balance sheet date. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions. Revenues, costs, and expenses denominated in respective functional currencies are translated into United States Dollars at the weighted average exchange rate for the period. The effects of foreign currencies translation adjustments are included as a separate component of accumulated other comprehensive income.

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005

Property, Plant, and Equipment—Property, plant, and equipment are recorded at cost less accumulated depreciation and impairment. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property, plant, and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property, plant, and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in the statement of operations.

Depreciation is calculated to write-off the cost or basis of the property, plant, and equipment over their estimated useful lives for the date on which they become fully operational and after taking into account their estimated residual values (salvage value), using the straight-line method, at the following rates per year:

Equipment         Straight-line for 5 to 20 years with a 5% salvage value
Furniture           Straight-line for 5 to 10 years with a 5% salvage value
Autos                Straight-line for 5 to 10 years with a 5% salvage value

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

The Company recognizes an impairment loss on property, plant, and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

Deferred Taxes
Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. No receivables were deemed uncollectible as of December 31, 2005.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended November 30, 2004 based upon a management review of such assets.

Stock-Based Compensation—The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable.

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 generally establishes a standard framework to measure the impairment of long-lived assets and expands the Accounting Principles Board (“APB”) 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” to include a component of the entity (rather than a segment of the business). SFAS No.144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its financial condition and cash flows.

In April of 2002, Statement of Financial Accounting Standards (SFAS) No. 145 was issued which rescinded SFAS Statements 4, 44, and 64, amended No. 13 and contained technical corrections. As a result of SFAS No. 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity’s recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows.

In July of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have an impact on the Company’s financial statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees or Indebtedness of Others”, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (cont.)
In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”—an amendment to SFAS No. 123 (SFAS No. 148), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS No. 123. SFAS No. 148 also revises the disclosure provisions of SFAS No. 123 to require more prominent disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied from the original effective date of SFAS No. 123.

In January 2003, Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity’s activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity’s activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003.

In January 2003, the EITF released Issue No. 00-21, (EITF 00-21), “Revenue Arrangements with Multiple Deliveries”, which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some characteristics). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company’s financial statements.

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2005 is summarized as follows:

Cash paid during the period ended December 31, 2005 for interest and income taxes:

Income Taxes   $ ---
Interest    $ ---

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2005.

NOTE D—INCOME TAXES

The Company has approximately $2,927,391 of federal and state net operating losses available that expire in various years through the year 2025.

Due to operating losses, there was no provision for current federal or state income taxes for the year ended December 31, 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2005 consists of net operating loss carryforward calculated using federal and state effective tax rates equating to approximately $995,000 less a valuation allowance in the amount of $995,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $2,927,391 for the year ended December 31, 2005.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company’s total deferred tax asset as of December 31, 2005 is as follows:

Net operating loss carryforwards  $ 995,000
Valuation Allowance                             (995,000)
--------------
                                                                       $    -0-
========

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005

NOTE E—NOTES PAYABLE

Notes payable at December 31, 2005 consist of the following:

Secured note payable to an unrelated party.
Bearing 10% interest.         $ 10,350

Unsecured note payable to an unrelated party.
Bearing 10% interest.                                                                            9,261

Secured note payable to an unrelated party.
Bearing 0% interest.                                                                            10,000
                                                                                                      _______

                                                      Total                                          $29,611
                                                                                                     =======

NOTE F—PAYABLES, COMMITMENTS AND CONTIGENCIES

As of December 31, 2005, the Company’s subsidiary Kai Da had a Payable outstanding in the amount of $402,263 to a related party (see note L). The payable is set-up as a financial purchase/lease contract for the acquisition of the fixed assets. Payments are to be made in installments over five years. Future total payments by year will be made as follows:

2006          100,564.00
2007          100,564.00
2008          100,564.00
2009          100,571.00

Total        $402,263.00
                                                                    =======

Land and building was provided rent-free to the Company. The Company had no other commitments or contingencies.

NOTE G - COMMON STOCK

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

During the quarter ended September 30, 2005, the Company issued 184,890 shares of post reverse split common stock.

During the quarter ended December 31, 2005, the Company issued 9,402 shares of post reverse split common stock.

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005

NOTE H—REVERSE STOCK SPLITS

A common stock reverse split of 1 for 1,000 was effective March 28, 2005. All common stock amounts in the accompanying financial statements issued on or before the date of the reverse stock split have been restated retroactively to reflect this capitalization change.

A common stock reverse split of 1 for 4 was effective November 3, 2005. All common stock amounts have been restated to reflect this capitalization change.

NOTE I—CONTROL OF THE CORPORATION

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

NOTE J - GOING CONCERN

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

NOTE K - LITIGATION

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2004 a civil complaint was filed by the Securities and Exchange Commission in which Dark Dynamite, Inc. was named as a respondent. The Company’s former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: “Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; Dark Dynamite, Inc., (The Company) a Nevada corporation. The complaint alleges that the Company failed to accurately and fully disclose the nature of its relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for the Company. The complaint also faults The Sukumo Group Inc.’s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. The Company filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth the actions of the Company which form the basis of a cause of action against the Company that was denied by the Court. The Company filed an answer disputing the allegations of the complaint and has participated in some pre-trial discovery. The Company and the Government have agreed upon the terms of a settlement, the terms of which provide for the Company to pay the sum of $30,000 to the SEC. The SEC is currently reviewing the terms of a proposed consent decree in which the Company would neither admit or deny the claims made in the complaint and be subject to an injunction prohibiting future violations of the securities laws and regulations, this review has been pending for more than 18 months with no report of expected action on the proposal and without any change in the status of the litigation impacting the Company.

The Company believes that adequate provision has been made for all other judgments that may be awarded against the Company. None of the other lawsuits have yet been resolved.

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005

NOTE L—RELATED-PARTY TRANSACTIONS

The Company’s subsidiary Kai Da signed a management contract with Shanxi Qin E’Pang Tourism Development Co., Ltd. According to the contract, the Company will manage the A’Pang palace tourist, hotel, and restaurant from August 1, 2005 to July 31, 2010 and hold 90% of the net profits. The remaining 10% of the net profit will be returned to Shanxi Qin E’Pang Tourism Development Co., Ltd. In September 2005, the Company purchased the fixed assets from Shanxi Qin E’Pang Tourism Development Co., Ltd. by executing a financial leasing contract (see Note F).

NOTE M—SUBSEQUENT EVENTS

On January 6, 2006, the Company’s wholly owned subsidiary, Shan Xi Kai Da Lv You Gu Wen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Kai Da”), Shan Xi Qin Epanggong Lv You Fa Zhan Gu Fen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Shan Xi Qin”), and Guangzhou Lv Rong Shu Tou Zi Gu Wen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Greentree Financial Group China”), have entered into a Contract for a Cooperative Dinner Show at the E-pang Palace Theme Park located in Xi’An, China, which Theme Park is managed by Kai Da pursuant to a Contractual Operation Agreement.

The Dinner Show contemplates a large-scale outdoor Qin Cultural Dinner Show Program, which will be performed on the square in the front-palace area of the Theme Park. The Dinner Show will reintroduce the Qin Dynasty dancing and songs of 2200 years ago, and provide tourists with a dinner of Chinese delicacies.

According to the Contract for Cooperative Dinner Show, a copy of which is attached hereto as Exhibit 10, Greentree Financial Group China will make an initial investment into the joint venture of US$296,000, and will be entitled to a transfer by the controlling shareholders of the Registrant of 95,000 shares of the Registrant’s convertible preferred stock, which is convertible into common shares at the rate of one share of convertible preferred stock for each twenty-five common shares, representing 2,375,000 restricted common shares. In addition, Greentree Financial Group China will be entitled to 50% of the profits of the joint venture. Kai Da and Shan Xi Qin will split the remaining half of the profits. Revenues for the joint venture are projected to come from ticket sales to patrons and sales of souvenirs to patrons and the public.

The Dinner Show is projected to open in April 2006.

The Registrant discloses that Greentree Financial Group China is an independent financial consultant to the Registrant, which is based in China, and its principals currently own approximately 400,000 shares of the Registrant’s common stock, representing approximately 1% of the total outstanding shares of common stock of the Registrant, before the effects of this transaction.

On April 1, 2006, the Company executed an Agreement (the “Agreement”) between the Company and Diversified Holdings X, Inc. ("DHX"), a Nevada corporation, pursuant to which the Company agreed to sell its ownership of Black Chandelier, Inc. to DHX. Pursuant to and at the closing of the Agreement, which occurred as of April 1, 2006, DHX tendered a cash purchase price of $100 as well as assumption of certain liabilities in exchange for all outstanding shares of Black Chandelier, Inc. held by the Company. As a result of the transactions consummated at the closing, the purchase and issuance will give DHX a 'controlling interest' in Black Chandelier, Inc., and Black Chandelier will be no longer a wholly-owned subsidiary of the Company. DHX agreed to assume all known or potential liabilities of Black Chandelier to the Company as of the closing date. This will include, but is not limited to, any inter-company accounts payable and accrued expenses, as well as any liabilities shown on its last quarterly report filed with the Securities and Exchange Commission prior to the Closing. Black Chandelier will retain the obligation for all liabilities to third parties and will hold all rights to receivables as of the date hereof, the parties expressly agree that all liabilities and receivables between the Company and Black Chandelier are extinguished by the parties through this agreement and Black Chandelier hereby releases the Company from any third party liabilities arising out of Black Chandelier’s operations. DHX will also assume any liabilities that may arise after closing.

ITEM 8. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 12, 2005, Bongiovanni & Associates, P.A. of Pompano Beach, Florida ("Bongiovanni") resigned as the certifying accountant engaged to audit the Company's financial statements effective immediately.

The audit reports of Bongiovanni on the Company's financial statements for the fiscal year ending December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the fiscal year ending December 31, 2004 and the subsequent interim periods of March 31, 2005, through August 12, 2005 the date of Bongiovanni's resignation, the Company had no disagreements with Bongiovanni on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Bongiovanni to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

On November 30, 2005, the Company retained Traci J. Anderson, a Certified Public Accountant of Charlotte, North Carolina (“Anderson”) as the certifying accountant to audit the Company’s financial statements effective immediately.

Prior to making the decision to retain Traci J. Anderson, CPA, the Company has had no prior relationship with Traci J. Anderson, CPA's or any of its members

ITEM 8A. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

    As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures ("Disclosure Controls"), and (ii) their internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by the Company's President and Chief Executive Officer, Lei, Ming ("CEO") and by Wang, Xiaojun, the Company's Chief Financial Officer ("CFO"). In this section, the Company presents the conclusions of their CEO and CFO based on and as of the date of the Evaluation (i) with respect to the effectiveness of their Disclosure Controls and (ii) with respect to any change in their Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect their Internal Controls.

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

Name	Age	Position	Commenced
Lei, Ming	40	CEO, President,	10/13/2005*
Wang, Xiao Jun	40	CFO	10/13/2005

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

* Mr. Lei was appointed to the board effective as of October 13, 2005, the effective date of the resignation of Mr. Jared Gold as President and CEO of the company.

Business Experience and Personal Background

Mr. Lei is 40 years of age, majored in Economics and Management with a bachelors degree. He started his career in the tourism industry in 1990, acting as the General Manager of Shanxi Qian Ling Travel Service Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China. In 1998, he began working at the E Pang Gong Theme Park, located in Xi’an, China, and he was responsible for operations and management of the theme park. Beginning in 2002, he served as the General Manager of Qin Epanggong Lv You Gong Si, the corporate entity which holds the lease and owns certain leasehold improvements at the theme park. Mr. Lei has a great deal of experience in theme park management and marketing. He was responsible for consistent growth in E Pang Gong’s business while the theme park was under his management.

Mr. Wang, Xiaojun is 40 years of age, graduated from Shenzhen Radio and TV University in 1991. During the period from 1987 to 1992, Mr. Wang worked as the manager of the Accounting Department of Shenzhen Huajun Industrial Co, Ltd. From 1992 to 1993, he was the accounting officer for Liquan Commerce and Trade Company. From 1993 to 1998, he was the Accounting manager in the Liquan Outtrade Company. In 1998, Mr. Xiaojun was retained by Shannxi Qin Epanggong Tourism Development Co, Ltd as the Chief Financial Officer.

Significant Employees

The Company has no significant employees in the United States.

Legal Proceedings

    No officer, director, or persons nominated for such positions and no promoter or significant employee of the Company has been involved in legal proceedings that would be material to an evaluation of the management.

    There are no arrangements or understandings pursuant to which any were elected as officers.

Audit Committee Financial Expert

    The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has had minimal operations for the past two (2) years. Presently, there are only two (2) directors serving on the Company's Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

    The Company is presently working with its legal counsel to prepare and adopt a code of ethics that applies to the Company’s principal chief executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions (the Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	Other ($)
Lei, Ming President, Chief Executive Officer and Director	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
Wang, Xiao Jun Chief Financial Officer	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

The Company has not entered into any other employment agreements with their employees, Officers or Directors. The Company has no standard arrangements under which the Company will compensate their directors for their services provided to them.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The following tables set forth the ownership, as of December 31, 2005, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (  Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. The Company is unaware of any shareholders whose voting rights would be affected by community property laws.1)(2).

Title of Class	Name and Address	# of Shares	Percentage of Class
Common	Wu, Lian She Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	4,307,143	9.9%
Common	Lei, Ming Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	2,480,994	5.7%
Common	Lei, Ming Hui Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	2,380,952	5.5%
Common	Lei, Wei Ping Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	2,380,952	5.5%
Preferred	Lei, Ming Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	3,295,000	65.9%

Security Ownership of Officers and Directors (2).

Title of Class	Name and Address	# of Shares	Percentage of Class
Common	Lei, Ming Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	2,480,994	5.7%
Common	All Officers and Directors as a Group (2)	2,480,994	5.7%
Preferred	Lei, Ming Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	3,295,000	65.9%
Preferred	All Officers and Directors as a Group (2)	3,295,000	65.9%

Changes in Control.

Pursuant to and at the closing of the Agreement, which occurred as of October 3, 2005, the Registrant authorized the Standard Register & Transfer Company, Inc., its transfer agent, to issue to the shareholders of Kai Da (the “Kai Da Shareholders”), 40,000,000 shares of common stock of the Registrant, upon conversion of 1,600,000 of the 4,990,000 shares of its convertible preferred stock purchased by the Kai Da Shareholders at closing for $495,000, and 100,000 shares of common stock of the Registrant issued to the Kai Da Shareholders in exchange for all of the issued and outstanding registered capital of Kai Da. Further, the Kai Da Shareholders have agreed pursuant to a trust arrangement established under Chinese law to transfer all of the 40,100,000 shares of common stock which will be issued to them as a result of the closing, on a pro rata basis, to approximately 3,000 shareholders of E Pang Gong, the Chinese company that owns the leasehold interest and improvements of the E Pang Gong theme park. The theme park and hotel located on the premises are the subject of a management contract with Kai Da from which Kai Da derives most of its revenues. As a result of the transactions consummated at the closing, shares representing 93.3% of the Registrant’s post-issuance outstanding shares of common stock were issued to the Kai Da shareholders, and all of the registered capital of Kai Da was acquired by the Registrant. Upon completion of the physical exchange of the share certificates, Kai Da will become a wholly-owned subsidiary of the Registrant.

As a result of the transactions consummated at the closing, there has been a change in control of the ownership of the outstanding shares of common stock of the Registrant. There has not been a change in control of a majority of the Board of Directors of the Registrant, although Kai Da intends, at some future date, to file an Information Statement on Schedule 14F-1 and appoint its own directors. At such time there will be a change in control of the Registrant’s Board of Directors within the meaning of Section 14(f) of the Exchange Act.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years the Company has been party to the following material transactions or series of transactions with the below named Directors, Executive Officers, or nominees for election as a Director of the Company, or a beneficial owner of 5% or more of the Company’s outstanding common stock:

On March 16, 2004, the Company entered into a Stock Exchange Agreement with current president, Jared Gold, wherein the Company agreed to issue to Gold 70,000,000 shares (35 post-reverse) of the Company's restricted common stock. In return, Jared Gold, president and sole shareholder of Black Chandelier, Inc., exchanged 100% of his common stock in Black Chandelier to the Company. The number of shares Gold received in the exchange constituted approximately 96% of the issued and outstanding shares of the Company. Black Chandelier's assets include an electric clothing pattern data base, screen printing library, and historic design archives.

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

During the quarter ended September 30, 2005, the Company issued 184,890 shares of post reverse split common stock.

During the quarter ended December 31, 2005, the Company issued 9,402 shares of post reverse split common stock.

On October 3, 2005, the Company transferred a total of 4,990,000 shares of convertible preferred stock to Kai Da and/or the Kai Da shareholders for $495,000, less related expenses, and issued 100,000 new shares of common stock to Kai Da and/or the Kai Da shareholders in exchange for all of their shares of registered capital of Kai Da, which then became a wholly-owned subsidiary of the Company. After the closing, Kai Da and/or the Kai Da shareholders converted 1,600,000 of the 4,990,000 shares of Convertible Preferred Stock purchased into 40,000,000 shares of common stock, and transferred all of the 40,100,000 shares of common stock issued to them at the closing, pursuant to trust arrangements established under Chinese law, on a pro rata basis and in a Regulation S offering, to approximately 3,601 shareholders of Shaanxi E Pang Gong Tourism Development Co., Ltd. (“E Pang Gong”), a limited liability company organized under the laws of the Peoples’ Republic of China. E Pang Gong controls the leasehold interest and certain improvements associated with the E Pang Gong Theme Park in Xi’An, China.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1 Articles of incorporation, as amended are hereby incorporated by reference info Form 10-SB
3.2 Bylaws are hereby incorporated by reference into Form 10-SB
10.1 Plan of Exchange, dated August 29, 2005, filed as an Exhibit to the Company’s Form 8-K, as filed with the Commission on August 30, 2005
10.2 First Amendment to Plan of Exchange, dated September 29, 2005, filed as an Exhibit to the Company's Form 8-K, as filed with the Commission on September 30, 2005
10.3 Contractual Operation Agreement dated July 5, 2005, filed as an Exhibit to the Company's Form 8-K, as filed with the Commission on January 4, 2006
10.4 Contract for Cooperative Dinner Show, dated January 6, 2005, filed as an Exhibit to the Company's Form 8-K, as filed with the Commission on January 25, 2006
10.5 Performing Agreement with Hongchun Li, dated October 5, 2005 *
10.6 Construction Agreement with Lianshe Wu, dated September 25, 2005 *
10.7 Consulting Services Agreement, dated September 15, 2005 *
10.8 Technical Service Agreement, dated September 20, 2005 *
10.9 Marketing Services Agreement, dated August 26, 2005 *
10.10 Consultancy Service Engagement Contract, dated September 30, 2005 *
14.1 Code of Ethics*
31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer*
31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *
32.1 Section 1350 Certifications of Chief Executive Officer*
32.2 Section 1350 Certifications of Chief Financial Officer*

* Filed herewith.

(b) Reports on Form 8-K.

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

(2)
In an 8-K filed on March 22, 2005 the Company reported that effective as of March 28, 2005, Dark Dynamite, Inc. (the Company) will effect a 1 for 1000 reverse-split of its common stock, such that every current shareholder of the Company's common stock will hold 1 share for every 1,000 shares they held prior to the reverse split. All fractional shares have been rounded up to the nearest whole share. As of the date of this report the number of authorized shares is Five billion (5,000,000,000), effective March 28, 2005 the number of authorized shares after the reverse split will be Five million (5,000,000) with the par value remaining at $.001 per share. The number of issued and outstanding shares prior to the reverse split is Nine Hundred Sixty Two Million Seven Hundred Fifty One Thousand (962,751,000) the number of shares effective March 28, 2005 is estimated to be Nine Hundred Sixty Two Thousand Seven Hundred Fifty One (962,751). The Board of Directors effected the reverse split in compliance with NRS 78.207 and does not require the approval of the Company's stockholders.

(3)
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

(4)
On August 17, 2005, the Company filed an 8-K report under Item 1.01, Entry into a Material Definitive Agreement reporting that the Company and its majority shareholder had entered into a binding Letter of Intent to transfer 4,990,000 shares of the Company’s preferred stock.

(5)	On August 23, 2005, the Company filed an 8-K report under Item 4.01, Changes in Registrant’s Certifying Accountant reporting the resignation of the Company’s certifying accountant.

(6)
On August 30, 2005, the Company filed an 8-K report under Item 1.01, Entry into a Material Definitive Agreement reporting that the Company and its majority shareholder had entered into a Plan of Exchange to transfer 4,990,000 shares of the Company’s preferred stock.

(7)
On September 8, 2005, the Company filed an amendment of current report on Form 8-K/A under Item 4.01, Changes in Registrant’s Certifying Accountant reporting the resignation of the Company’s certifying accountant.

(8)
On September 30, 2005, the Company filed an 8-K report under Item 1.01, Amendment of a Material Definitive Agreement reporting that the Company and its majority shareholder had entered into an amendment of the Plan of Exchange obligating the Company to operate the Black Chandelier, Inc. subsidiary in the ordinary course of business after the closing for a period of at least 90 days.

(9)
On October 12, 2005, the Company filed an 8-K report under Item 2.01, Completion of Acquisition or Disposition of Assets reporting the closing of Plan of Exchange, date August 29, 2005 and changes in control of the Company.

(10)
On October 20, 2005, the Company filed an 8-K report under Item 5.02, Departure of Directors or Principal Officers; Election Of Directors; Appointment of Principal Officers reporting the appointment of the Company’s President, Chief Executive Officer and Director, and the resignation of the Company’s former President.

(11)
On November 29, 2005, the Company filed an amendment to current report on Form 8-K/A to report pro forma financial statements for Black Chandelier Inc., as of December 31, 2003. Financial statement required by 8-K filed March, 23, 2004

(12)
On December 14, 2005, the Company filed an 8-K report under Item 4.01, Changes in Registrant’s Certifying Accountant reporting to retain Traci J. Anderson, a Certified Public Accountant of Charlotte, North Carolina (“Anderson”) as the certifying accountant to audit the Company’s financial statements effective immediately.

 Subsequent Events

(13)
On January 4, 2006, the Company filed an 8-K report to announce that the Company will be beneficial at a municipal engineering project relating to the Western 3rd Beltway of Xi’an City, which will increase the attractiveness and accessibility of the Theme Park for tourists traveling from the downtown areas after the completion of this project.

(14)
On January 25, 2006, the Company filed an 8-K report under Item 1.01, Entry into a Material Definitive Agreement reporting that the Company and Guangzhou Lv Rong Shu Tou Zi Gu Wen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Greentree Financial Group China”), have entered into a Contract for a Cooperative Dinner Show at the Theme Park.

(15)	On February 1, 2006, the Company filed an amendment to current report on Form 8-K/A to report the audited financial statements of Kai Da.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Bongiovanni & Associates, PA, ("Bongiovanni") for our audit of the annual financial statements for the year ended December 31, 2004 and first quarter of 2005. From the second quarter of 2005, we have changed our independent auditor to Traci J. Anderson, CPA (“Anderson”). Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2005	2004 and 1st Q 2005
	Anderson	Bongiovanni
Audit Fees (1)	$50,000	$11,243
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	--
All Other Fees (4)	--	--
Total Accounting Fees and Services	$50,000	$11,243

(1)
Audit Fees. These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

Dark Dynamite, Inc. (Registrant)

Date: April 15, 2006	By:	/s/ Lei, Ming
Lei, Ming President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lei, Ming	President, Director	April 15, 2006
Lei, Ming

/s/ Wang, Xiaojun	Chief Financial Officer, Director	April 15, 2006
Wang, Xiaojun