Form 10QSB
period 2006-03-31
DARK DYNAMITE, INC
filed 2006-05-22
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2006

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

DARK DYNAMITE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	65-1021346
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes [x]	No [ ]

Number of shares of common stock outstanding as of May 19, 2006: 45,089,068
Number of shares of preferred stock outstanding as of May 19, 2006:  3,340,500

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIAL STATEMENTS

Dark Dynamite, Inc. and Subsidiaries
Balance Sheet
As of March 31, 2006

ASSETS

Current assets
Cash and cash equivalents	$163,327
Accounts receivable	124,818
Inventory	13,217
Other	12,392
Total current assets	313,755

Fixed Assets
Property, plant, and equipments	605,604
Accumulated depreciation	(54,133)
Total fixed assets	551,472
Total assets	$865,226

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$271,722
Taxes payable	7,418
Notes payable--current portion	29,611
Total current liabilities	308,750

Long-term liabilities
Notes payable	270,977
Total long-term liabilities	270,977

Total liabilities	579,727

Equity
Preferred stock (par $.01, 5,000,000 authorized,	$33,405
3,340,500 issued and outstanding)
Common stock (par $.0001, 250,000,000 authorized,	4,509
45,089,068 issued and outstanding)
Paid in capital	3,168,861
Retained deficit	(2,921,277)
Total equity	285,499
Total liabilities and equity	$865,226

The financial statements should be read in conjunction with the accompanying notes.

Dark Dynamite, Inc. and Subsidiaries
Statement of Operations
For the three months ended March 31, 2006

REVENUES:
Revenues	$186,693
Cost of revenues	35,635
GROSS PROFIT	151,059

OPERATING EXPENSES:
Selling, general, and administrative	143,607
Tax expenses	2,723
TOTAL OPERATING EXPENSES	146,330

OPERATING INCOME	4,729

OTHER INCOME/(EXPENSES):
Interest expenses	(164)
Debt forgiven	1,661
Other expenses	(111)
TOTAL OTHER INCOME	1,386

NET INCOME	$6,114

Net Loss Per Common Share
Basic & Fully Diluted	**

Weighted Average Common
Shares Outstanding	45,006,290

** Less than $.01

The financial statements should be read in conjunction with the accompanying notes.

Dark Dynamite, Inc.
Statement of Cash Flows
For the three months ended March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income taxes	$6,114
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	5,118
Accounts receivable and other receivables	(65,231)
Prepaid and other assets	(8,971)
Inventory	76,129
Accounts payable	(231,202)
Tax payable	659
NET CASH (USED IN) OPERATING ACTIVITIES	(217,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(1,517)
Disposal of fixtures and equipment	125,650
Capital loss due to preferred stock conversion	(446)
Increase in paid in capital	383,003
NET CASH PROVIDED BY INVESTING ACTIVITIES	506,690

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	(131,286)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(131,286)

NET INCREASE IN CASH AND CASH EQUIVALENTS	158,020

CASH AND CASH EQUIVALENTS:
Beginning of period	5,307
End of period	$163,327

SUPPLEMENTARY CASH FLOW INFORMATION OF
Common stock issued for services	$-
Cash paid for taxes	$2,723
Cash paid for interest	$164

The financial statements should be read in conjunction with the accompanying notes.

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

NOTE 2 - REVENUE RECOGNITION

The Company’s policy is to recognize income when it is earned. Kai Da’s revenue is derived from ticket sales, and hotel and restaurant income. Revenues are booked net of any cash discounts. Revenue from Black Chandelier sales is recognized when the products are shipped and invoiced to the customer, provided collection of the resulting receivable is probable and the earnings process is complete. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected. Retail store sales - revenue is recognized when sales are made. They are paid by cash or credit card.

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

NOTE 4 - FOREIGN CURRENCIES (KAI DA-FOREIGN SUBSIDIARY)

The Assets and liabilities denominated in respective functional currencies are translated into United States Dollars at the exchange rate as of the balance sheet date. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions. Revenues, costs, and expenses denominated in respective functional currencies are translated into United States Dollars at the weighted average exchange rate for the period. The effects of foreign currencies translation adjustments are included as a separate component of accumulated other comprehensive income.

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost less accumulated depreciation and impairment. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property, plant, and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property, plant, and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in the statement of operations.

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

NOTE 6 - PREFERRED STOCK

During the first quarter of 2006, 59,500 shares of preferred stock were converted into 1,487,500 common shares by the Company's consultants and former owner, resulting in a balance of 3,340,500 preferred shares as of March 31, 2006.

NOTE 7 - PAYABLES, COMMITMENTS AND CONTIGENCIES

As of December 31, 2005, the Company’s subsidiary Kai Da had a Payable outstanding in the amount of $402,263 to a related party (see note 10). The payable is set-up as a financial purchase/lease contract for the acquisition of the fixed assets. Payments are to be made in installments over five years. Future total payments by year will be made as follows:

2006          100,564.00
2007          100,564.00
2008          100,564.00
2009          100,571.00

Total        $402,263.00
                 =========

Land and building was provided rent-free to the Company. The Company had no other commitments or contingencies.

As of March 31, 2006, the payable outstanding decreased to $270,977.

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

NOTE 8 - GOING CONCERN

As shown in the accompanying audited financial statements, the Company has a deficit book value, has received numerous liens from related parties, has all of its assets and common stock fully pledged, has a negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and enter strategic acquisitions.

NOTE 9 - LITIGATION

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

NOTE 10 - RELATED-PARTY TRANSACTIONS

The Company’s subsidiary Kai Da signed a management contract with Shanxi Qin E’Pang Tourism Development Co., Ltd. According to the contract, the Company will manage the A’Pang palace tourist, hotel, and restaurant from August 1, 2005 to July 31, 2010 and hold 90% of the net profits. The remaining 10% of the net profit will be returned to Shanxi Qin E’Pang Tourism Development Co., Ltd. In September 2005, the Company purchased the fixed assets from Shanxi Qin E’Pang Tourism Development Co., Ltd. by executing a financial leasing contract (see Note 7).

NOTE 11 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used in this Quarterly Report, the terms "we", "us", "our," the “Registrant,” “DDI” and the "Company" means, Dark Dynamite, Inc., a Nevada corporation, formerly known as NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. These terms also refer to the Company’s subsidiaries corporation, Black Chandelier, Inc. ("Black Chandelier"), a Utah corporation originally incorporated in September 1987, and Shanxi Kai Da Lv You Gu Wen You Xian Gong Si ("Kai Da"), a corporation organized under the laws of the Peoples’ Republic of China (“Kai Da”) acquired in August 2005.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006.

Revenues

Gross revenues for three months ended March 31, 2006 were $186,693 due primarily from ticket and product sales. There were no comparable operations during the same period in 2005. We expect sales to increase during 2006 as we move toward developing our business plan. Additionally, we expect to generate new revenues in 2006 from the launch of our dinner show project.

Income / Loss

Net income for the three months ended March 31, 2006 was $6,114, primarily attributable to the decrease in cost of revenues and the decrease in operating expenses. There were no comparable operations during the same period in 2005 due to the inception in August 2005.

The Company expects to incur losses or keep breakeven in fiscal year 2006 until traffic is increased to the Theme Park and product sales increase. There can be no assurance that the Company will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2006 were $143,607, which was due primarily to the Theme Park operation. For Black Chandelier, we didn't have significant operation expenses.

Cost of Sales

Cost of sales included expenses directly related to delivering our product or services Travel agents' commissions and direct labor would be examples of cost of sales items. During the three months ended March 31, 2006, we had $35,635 in cost of sales. Cost of sales as a percentage of sales was 19%.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $217,384 for the three months ended March 31, 2006. Negative cash flows from operations were primarily due to the repayment of $231,202 for accounts payable and increases in accounts receivable, partially offset by the net income the decrease in inventory for the year.

Cash flows provided by investing activities were $506,690 for the three months ended March 31, 2006 which due primarily to the disposal of fixtures and equipment in Black Chandelier and the increase in paid in capital.

Cash flows used in financing activities were $131,286 for the three months ended March 31, 2006. The Company has an outstanding payable in the amount of $402,263 as of December 31, 2005, which relates to the financing / lease contract for the acquisition of fixed assets. The payable requires annual installments of $100,564 to be made beginning in 2006. In the first quarter of 2006, a payment of $131,286 was made.

We have funded our cash needs for the three months ended March 31, 2006 with a series of debt and equity transactions.

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

Ability to Continue as a Going Concern

As shown in the consolidated financial statements for the three months ended March 31, 2006, the Company had a deficit book value, was the subject of numerous law suits, had all of its assets fully pledged, had a negative cash flow from operations that created substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on resolving the business and liquidity problems, principally through developing operations, increasing revenues, and obtaining new capital through either debt or equity.

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

CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

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

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and quarterly reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. (nka Dark Dynamite, Inc.) was named as a respondent. The Company’s former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: ASecurities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation.@ The complaint alleges that NCI failed to accurately and fully disclose the nature of NCI's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCI. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. The Company filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth the actions of the Company which form the basis of a cause of action against the Company that was denied by the Court. The Company filed an answer disputing the allegations of the complaint and has participated in some pre-trial discovery. The Company and the Government have agreed upon the terms of a settlement, the terms of which provide for the Company to pay the sum of $30,000 to the SEC. The SEC is currently reviewing the terms of a proposed consent decree in which the Company would neither admit nor deny the claims made in the complaint and be subject to an injunction prohibiting future violations of the securities laws and regulations, this review has been pending for more than 18 months with no report of expected action on the proposal and without any change in the status of the litigation impacting on Dark Dynamite, Inc..

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 4, 2006, 49,500 shares of preferred stock were converted into 1,237,500 common shares by our consultants;

On January 10, 2006, 10,000 shares of preferred stock were converted into 250,000 common shares by our former owner.

ITEM 5. OTHER INFORMATION

None

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

(2)
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

(3)	On February 1, 2006, the Company filed an amendment to current report on Form 8-K/A to report the audited financial statements of Kai Da.

(4)	On April 18, 2006, the Company filed an 8-K report under Item 2.01, Completion of Acquisition or Disposition of Assets reporting the sales of Black Chandelier, Inc. held by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DARK DYNAMITE, INC.

Date: May 19, 2006	By:	/s/ Ming Lei
Ming Lei President and CEO

Date: May 19, 2006	By:	/s/ Xiaojun Wang
Xiaojun Wang Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer.
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.