Form 10QSB
period 2006-06-30
DARK DYNAMITE, INC
filed 2006-08-21
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2006

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

DARK DYNAMITE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	65-1021346
(State or other jurisdiction of	(IRS Employer Identification No.)
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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Consolidated Unaudited Condensed Balance Sheet June 30, 2006	5

Consolidated Unaudited Condensed Consolidated Statements of Operations - For the Three Months and Six Months Ended June 30, 2006	6

Consolidated Unaudited Condensed Statements of Cash Flows - For the Six Months Ended June 30, 2006	7

Notes to Consolidated Unaudited Condensed Financial Statements	8-10

Dark Dynamite, Inc. and Subsidiary
Balance Sheet
As of June 30, 2006

ASSETS

Current assets
Cash and cash equivalents	$116,193
Accounts receivable	3,096
Inventory	15,976
Other	3,276
Total current assets	138,541

Fixed Assets
Property, plant, and equipments	623,620
Accumulated depreciation	(82,179)
Total fixed assets	541,441
Total assets	$679,982

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$190,423
Due to shareholder	78,299
Taxes payable	12,759
Other	63,124
Total current liabilities	344,604

Redeemable Preferred Series A stock (par $.01, 5,000,000	$33,405
authorized, 3,340,500 issued and outstanding)

Equity
Common stock (par $.0001, 250,000,000 authorized,	$4,509
45,089,068 issued and outstanding)
Paid in capital	3,173,178
Accumulated other comprehensive income	599
Retained deficit	(2,876,314)
Total equity	301,973
Total liabilities and equity	$679,982

Dark Dynamite, Inc. and Subsidiary
Statement of Operations
For the three months and six months ended June 30, 2006

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006

REVENUES:
Revenues	$314,176	$501,165
Cost of revenues	49,109	84,833
GROSS PROFIT	265,067	416,332

OPERATING EXPENSES:
Selling, general, and administrative	238,718	379,744
TOTAL OPERATING EXPENSES	238,718	379,744

OPERATING INCOME	26,349	36,589

OTHER (EXPENSES):
Interest expenses	(401)	(564)
TOTAL OTHER (EXPENSES)	(401)	(564)

INCOME FROM OPERATIONS	25,949	36,024

INCOME TAXES	9,553	12,269

INCOME AFTER INCOME TAXES	16,396	23,755

GAIN ON DISPOSAL OF SUBSIDIARY	27,322	27,322

NET INCOME	$43,718	$51,077

Net Loss Per Common Share
Basic & Fully Diluted	**	**

Weighted Average Common
Shares Outstanding	45,089,068	45,047,679

** Less than $.01

Dark Dynamite, Inc. and Subsidiary
Statement of Cash Flows
For the six months ended June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$51,077
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	33,164
Accounts receivable	56,491
Prepaid and other assets	145
Inventory	73,370
Accounts payable and accrued liabilities	(312,501)
Other payable	33,513
Tax payable	6,000
NET CASH (USED IN) OPERATING ACTIVITIES	(58,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property, plant, and equipment	106,118
Capital loss due to preferred stock conversion	(446)
Increase in paid in capital	387,320
NET CASH PROVIDED BY INVESTING ACTIVITIES	492,992

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable	(402,263)
Proceeds from shareholder loan	78,299
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(323,964)

Foreign currency translation adjustment	599

NET INCREASE IN CASH AND CASH EQUIVALENTS	110,886

CASH AND CASH EQUIVALENTS:
Beginning of period	5,307
End of period	$116,193

SUPPLEMENTARY CASH FLOW INFORMATION OF
Common stock issued for services	$-
Cash paid for income taxes	$4,052
Cash paid for interest	$-

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

NOTE 1 - MANAGEMENT’S USE OF ESTIMATES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the financial statements of Dark Dynamite Inc. and its subsidiary and have been prepared in accordance in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation.

The interest of the Company in Kai Da was acquired by means of exchange for shares in the Company pursuant to a Plan of Exchange, dated August 29, 2006, and the First Amendment to Plan of Exchange, dated September 29, 2006. The transaction is considered to be transfer between entities under common control, within the meaning of US GAAP. Accordingly, the assets and liabilities transferred have been accounted for at historical cost or at its “fair value” at the date of the merger and have been included in the foregoing financial statements as of the beginning of the periods presented.

NOTE 3 - REVENUE RECOGNITION

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

NOTE 4 - LOSS PER SHARE

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

NOTE 5 - FOREIGN CURRENCIES (KAI DA-FOREIGN SUBSIDIARY)

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

NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT

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

NOTE 7 - PREFERRED STOCK

During the six months ended June 30, 2006, 59,500 shares of preferred stock were converted into 1,487,500 common shares by the Company's consultants and former owner, resulting in a balance of 3,340,500 preferred shares as of June 30, 2006.

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

NOTE 8 - PAYABLES, COMMITMENTS AND CONTIGENCIES

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

As of June 30, 2006, the note payable of $402,263 was fully paid.

NOTE 9 - GOING CONCERN

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

NOTE 10 - LITIGATION

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

NOTE 11 - RELATED-PARTY TRANSACTIONS

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

As of June 30, 2006, the Company recorded due to shareholder of $78,299.

NOTE 12 - DISPOSAL OF SUBSIDIARY

On April 1, 2006, the Company executed an Agreement (the “Agreement”) between the Company and Diversified Holdings X, Inc. ("DHX"), a Nevada corporation, pursuant to which the Company agreed to sell its ownership of Black Chandelier, Inc. (“BCI”) to DHX. The gains on disposal of subsidiary are as follows:

June 30, 2006
(Unaudited)
(Loss) from investment in BCI	$(9,900)
Write off the liabilities due from subsidiary to parent	37,222

Gains on disposal of subsidiaries	$27,322

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used in this Quarterly Report, the terms "we", "us", "our," the “Registrant,” “DDI” and the "Company" means, Dark Dynamite, Inc., a Nevada corporation, formerly known as NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. These terms also refer to the Company’s subsidiary corporation, Shanxi Kai Da Lv You Gu Wen You Xian Gong Si ("Kai Da"), a corporation organized under the laws of the Peoples’ Republic of China (“Kai Da”) acquired in August 2005.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006.

Revenues

Gross revenues for three months and six months ended June 30, 2006 were $314,176 and 501,165, respectively, due primarily from ticket and product sales. There were no comparable operations during the same period in 2005. We expect sales to increase during 2006 as we move toward developing our business plan. Additionally, we expect to generate new revenues in 2006 from the launch of our dinner show project.

Income / Loss

Net income for the three months and six months ended June 30, 2006 were $43,718 and 51,078, respectively, including the gains on disposal of Black Chandelier, Inc. of $27,322 in the second quarter of 2006. Income from operations for the three months and six months ended June 30, 2006 were $25,949 and $36,024, respectively, primarily attributable to the decrease in cost of revenues and the decrease in operating expenses. There were no comparable operations during the same period in 2005 due to the inception in August 2005.

The Company expects to incur losses or keep breakeven in fiscal year 2006 until traffic is increased to the Theme Park and product sales increase. There can be no assurance that the Company will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the three months and six months ended June 30, 2006 were $238,718 and $379,744, respectively, which were due primarily to the Theme Park operation.

Cost of Sales

Cost of sales included expenses directly related to delivering our product or services Travel agents' commissions and direct labor would be examples of cost of sales items. During the three months and six months ended June 30, 2006, we had $49,109 and $84,833 in cost of sales, respectively. Cost of sales as a percentage of sales were approximately 16% and 17% for the three months and six months ended June 30, 2006.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $58,741 for the six months ended June 30, 2006. Negative cash flows from operations were primarily due to the repayment of $312,501 for accounts payable and increases in accounts receivable, partially offset by the net income, the decrease in accounts receivable and inventory for the year.

Cash flows provided by investing activities were $492,992 for the six months ended June 30, 2006 which due primarily to the disposal of fixtures and equipment in Black Chandelier and the increase in paid in capital.

Cash flows used in financing activities were $323,964 for the six months ended June 30, 2006. The Company has an outstanding payable in the amount of $402,263 as of December 31, 2005, which relates to the financing / lease contract for the acquisition of fixed assets. The payable requires annual installments of $100,564 to be made beginning in 2006. During the second quarter of 2006, the note payable of $402,263 was paid in full.

We have funded our cash needs for the six months ended June 30, 2006 with a series of debt and equity transactions.

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

Ability to Continue as a Going Concern

As shown in the consolidated financial statements for the six months ended June 30, 2006, the Company had a deficit book value, was the subject of numerous law suits, had all of its assets fully pledged, had a negative cash flow from operations that created substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on resolving the business and liquidity problems, principally through developing operations, increasing revenues, and obtaining new capital through either debt or equity.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

(2)	On April 18, 2006, the Company filed an 8-K report under Item 2.01, Completion of Acquisition or Disposition of Assets reporting the sales of Black Chandelier, Inc. held by the Company.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DARK DYNAMITE, INC.

Date: August 19, 2006	By:	/s/ Ming Lei
Ming Lei President and CEO

Date: August 19, 2006	By:	/s/ Xiaojun Wang
Xiaojun Wang Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer.
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.