Form 10QSB
period 2006-09-30
DARK DYNAMITE, INC
filed 2006-11-17
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2006

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

DARK DYNAMITE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	65-1021346
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Number of shares of common stock outstanding as of November 14, 2006: 45,089,068
Number of shares of preferred stock outstanding as of November 14, 2006: 3,340,500

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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Consolidated Unaudited Condensed Balance Sheet September 30, 2006	5

Consolidated Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income - For the Three Months and Nine Months Ended September 30, 2006, and the Period from Inception (August 1, 2005) through September 30, 2005	6

Consolidated Unaudited Condensed Statements of Cash Flows - For the Nine Months Ended September 30, 2006 and the Period from Inception (August 1, 2005) through September 30, 2005	7

Notes to Consolidated Unaudited Condensed Financial Statements	9-12

Dark Dynamite, Inc. and Subsidiary
Balance Sheet
As of September 30, 2006

ASSETS

Current assets
Cash and cash equivalents	$100,550
Accounts receivable	13,812
Inventory	17,038
Other	2,041
Total current assets	133,441

Fixed Assets
Property, plant, and equipments	636,026
Accumulated depreciation	(111,073)

Total fixed assets	524,954
Total assets	$658,394

LIABILITIES AND EQUITY

Current liabilities
Accounts payable and accrued liabilities	$232,723
Due to shareholder	79,841
Taxes payable	4,985
Total current liabilities	317,549

Redeemable Preferred Series A stock (par $.01, 5,000,000
authorized, 3,340,500 issued and outstanding)	$33,405

Equity
Common stock (par $.0001, 250,000,000 authorized,	$4,509
45,089,068 issued and outstanding)
Paid in capital	3,177,017
Accumulated other comprehensive income	1,727
Retained deficit	(2,875,813)

Total equity	307,440

Total liabilities and equity	$658,394

The financial statements should be read in conjunction with the accompanying notes.

Dark Dynamite, Inc. and Subsidiary
Statement of Operations and Comprehensive Income
For the three months and nine months ended September 30, 2006 and the period from inception (August 1, 2005) through September 30, 2005

			Period from inception
	Three months ended	Nine months ended	(August 1, 2005) through
	September 30, 2006	September 30, 2006	September 30, 2005

REVENUES:
Revenues	$200,753	$701,958	$95,195
Cost of revenues	40,139	125,020	33,123
GROSS PROFIT	160,614	576,938	62,072

OPERATING EXPENSES:
Selling, general, and administrative	157,162	537,431	51,753
TOTAL OPERATING EXPENSES	157,162	537,431	51,753

OPERATING INCOME	3,453	39,507	10,319

OTHER INCOME (EXPENSES):
Interest income (expenses)	(95)	63	(84)
Others	291	184	344
TOTAL OTHER (EXPENSES)	196	248	260

INCOME FROM OPERATIONS	3,649	39,755	10,579

INCOME TAXES	3,208	15,499	5,129

INCOME AFTER INCOME TAXES	441	24,256	5,450

GAIN ON DISPOSAL OF SUBSIDIARY	-	27,322	-

NET INCOME	$441	$51,578	$5,450

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	749	1,727	-

COMPREHENSIVE (LOSS) INCOME	1,190	53,305	5,450

Net Loss Per Common Share
Basic & Fully Diluted	**	**	n/a

Weighted Average Common
Shares Outstanding	45,089,068	45,061,475	n/a

** Less than $.01

The financial statements should be read in conjunction with the accompanying notes.

Dark Dynamite, Inc. and Subsidiary
Statement of Cash Flows
For the nine months ended September 30, 2006
and the period from inception (August 1, 2005) through September 30, 2005

		Period from inception
	For the nine months	(August 1, 2005) through
	Ended September 30, 2005	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income tax	$51,578	$5,450
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	62,058	-
Accounts receivable	45,775	(6,272)
Prepaid and other assets	1,380	-
Inventory	72,308	(15,735)
Accounts payable and accrued liabilities	(270,201)	27,970
Other payable	(29,611)	-
Tax payable	(1,774)	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(68,487)	11,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property, plant, and equipment	93,712	-
Capital loss due to preferred stock conversion	(446)	-
Purchase of property, plant, and equipment	-	(601,834)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	93,266	(601,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - current portion	-	137,200
Note payable	(402,263)	435,684
Capital contribution	391,159	74,208
Proceeds from shareholder loan	79,841	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	68,737	647,092

Foreign currency translation adjustment	1,727	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	95,243	56,671

CASH AND CASH EQUIVALENTS:
Beginning of period	5,307	-
End of period	$100,550	$56,671

SUPPLEMENTARY CASH FLOW INFORMATION OF
Common stock issued for services	$-	$-
Cash paid for income taxes	$15,499	$-
Cash paid for interest	$-	$-

The financial statements should be read in conjunction with the accompanying notes.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

NOTE 2 - BUSINESS ORGANIZATION

Dark Dynamite, Inc. (the “Company”or “DKDY”) was incorporated in the State of Nevada on December 23, 1988, formerly known as NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation.

On August 29, 2005, DKDY (acquiree) executed a Plan of Exchange with Shanxi Kai Da Lv You Gu Wen You Xian Gong Si, a corporation organized under the laws of the Peoples’ Republic of China (“Kai Da” or "acquirer"), the Shareholders of Kai Da, Diversified Holdings X, Inc., a Nevada corporation (“Diversified Holdings”), and the majority shareholder of DKDY, pursuant to which, and the First Amendment of Plan of Exchange signed on September 29, 2006, the majority shareholder of DKDY and Diversified Holdings transferred a total of 4,990,000 shares of convertible preferred stock to Kai Da and/or the Kai Da shareholders for $495,000, less related expenses. Each share of convertible preferred stock is convertible into twenty-five (25) shares of common stock, and each share votes together with the common stock on all matters presented for a vote on an “as converted” basis. In addition, the Company issued 100,000 new shares of common stock to Kai Da and/or the Kai Da shareholders in exchange for all of their shares of registered capital of Kai Da, which then became a wholly-owned subsidiary of the Registrant. On October 3, 2005, DKDY consummated the Plan of Exchange with Kai Da. As a result of the Plan of Exchange, Kai Na will become a wholly-owned subsidiary of DKDY. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Accordingly, the consolidated financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

Kai Da is principally engaged in the theme park management in the PRC.

DKDY and its wholly-owned subsidiary Kai Da are hereafter referred to as (the “Company”).

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006

NOTE 3 - PRINCIPLES OF CONSOLIDATION

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

NOTE 4 - REVENUE RECOGNITION

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

NOTE 5 - LOSS PER SHARE

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

NOTE 6 - FOREIGN CURRENCIES (KAI DA-FOREIGN SUBSIDIARY)

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006

NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT

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

NOTE 8 - PREFERRED STOCK

During the nine months ended September 30, 2006, 59,500 shares of preferred stock were converted into 1,487,500 common shares by the Company's consultants and former owner, resulting in a balance of 3,340,500 preferred shares as of September 30, 2006.

NOTE 9 - PAYABLES, COMMITMENTS AND CONTIGENCIES

As of December 31, 2005, the Company’s subsidiary Kai Da had a payable outstanding in the amount of $402,263 to a related party (see note 12). The payable is set-up as a financial purchase/lease contract for the acquisition of the fixed assets. Payments are to be made in installments over five years. Future total payments by year will be made as follows:

2006          100,564
2007          100,564
2008          100,564
2009          100,571

Total        $402,263
                 =======

Land and building were provided rent-free to the Company. The Company had no other commitments or contingencies.

As of September 30, 2006, the note payable of $402,263 was fully paid.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006

NOTE 10 - GOING CONCERN

As shown in the accompanying audited financial statements, the Company has a deficit book value and a negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and enter strategic acquisitions.

NOTE 11 - LITIGATION

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

NOTE 12 - RELATED PARTY TRANSACTIONS

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

As of September 30, 2006, the Company recorded due to shareholder of $79,841.

NOTE 13 - DISPOSAL OF SUBSIDIARY

On April 1, 2006, the Company executed an Agreement (the “Agreement”) between the Company and Diversified Holdings X, Inc. ("DHX"), a Nevada corporation, pursuant to which the Company agreed to sell its ownership of Black Chandelier, Inc. (“BCI”) to DHX. The gains on disposal of subsidiary are as follows:

September 30, 2006
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

    After the acquisition of Kai Da, management changed the Company's primary business into theme park management and travel related services. The Company contracts and operates the Theme Park of Qin E Pang Gong (“Theme Park”) through Shanxi Kai Da Lv You Gu Wen You Xian Gong Si (“Kai Da”), its wholly owned subsidiary in China. The Theme Park was built up at the historical address of E Pang Gong, the most prestigious and largest palace in Chinese history built for Qin Shi Huang, the first emperor in the Qin dynasty over 2,200 years ago. E Pang Gong was burned down during the war and became a legend as well as the subject of numerous historical books. In 1994, the historical address of E Pang Gong was appraised by United Nations Educational, Scientific and Cultural Organization ("UNESCO") as one of the wonders in the ancient world due to the size of the palace and the degree of preservation. The current theme park was built imitating the original palace based on historical records and legends, covering approximately 5.59 million square feet consisting of several building structure, including the Front Palace, Qihe River, Magnetic Gate, Heaven Tower, Earth Temple, Lan-Chi Palace and the Shang-Lin Garden. Management believes it is a significant achievement to be able to display such a famous and grand palace to the domestic and international communities. It is believed to be one of the more important historical sites in China.

In connection with our Theme Park management, we have developed three primary business segments:

·	Theme park admission and management
·	Resorts
·	Movie and television revenues

More information about the Company’s business can be found on the corporate website at http://www.qinepanggong.com.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Gross revenues for three months and nine months ended September 30, 2006 were $200,753 and $701,958, respectively, due primarily from ticket and product sales. The Company commenced the operation on August 1, 2005. The revenues for the period from inception through September 30, 2005 were $95,195. We expect sales to increase during 2006 as we move toward developing our business plan. Additionally, we expect to generate new revenues in 2006 from the launch of our dinner show project.

Income / Loss

Net income for the three months and nine months ended September 30, 2006 were $441 and $51,578, respectively. The net income for the nine months ended September 30, 2006 included the gains on disposal of Black Chandelier, Inc. of $27,322 in the second quarter of 2006. Income from operations for the three months and nine months ended September 30, 2006 were $3,649 and $39,755, respectively. The decrease in net income and operating income for the three months ended September 30, 2006 was primarily attributable to the decrease in revenues in the third quarter of 2006.

Net income and operating income for the two months from inception through September 30, 2005 were $5,450 and $10,579, respectively.

The Company expects to incur losses or keep breakeven in fiscal year 2006 until traffic is increased to the Theme Park and product sales increase. There can be no assurance that the Company will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the three months and nine months ended September 30, 2006 were $157,162 and $537,431, respectively, which were due primarily to the Theme Park operation. We had selling, general and administrative expenses of $51,753 for the period from inception through September 30, 2005. The low expenses were due primarily to the limited operation in the first two months.

Cost of Sales

Cost of sales included expenses directly related to delivering our product or services. Travel agents' commissions and direct labor would be examples of cost of sales items. During the three months and nine months ended September 30, 2006, we had $40,139 and $125,020 in cost of sales, respectively. Cost of sales as a percentage of sales were approximately 20% and 18% for the three months and nine months ended September 30, 2006. Cost of sales for the period from inception through September 30, 2005 was $33,123, or 35% as a percentage of sales.

Impact of Inflation and Foreign Exchange Rate

We believe that inflation and foreign exchange rate have had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $68,487 for the nine months ended September 30, 2006. Negative cash flows from operations were primarily due to the repayment of $270,201 for accounts payable and the repayment of $29,611 for other payable, partially offset by the net income, the decrease in accounts receivable and inventory for the period.

Cash flows provided by investing activities were $93,266 for the nine months ended September 30, 2006, which was due primarily to the disposal of fixtures and equipment in Black Chandelier.

Cash flows provided by financing activities were $68,737 for the nine months ended September 30, 2006, which was due primarily to the capital contribution of $391,159 and shareholder loan of $79,841, offset by the repayment of a note payable. The Company has an outstanding payable in the amount of $402,263 as of December 31, 2005, which relates to the financing / lease contract for the acquisition of fixed assets. The payable requires annual installments of $100,564 to be made beginning in 2006. During the second quarter of 2006, the note payable of $402,263 was paid in full.

We have funded our cash needs for the nine months ended September 30, 2006 with a series of debt and equity transactions.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2006 and $100,000 for the two years thereafter.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our business plan.

Ability to Continue as a Going Concern

As shown in the consolidated financial statements for the nine months ended September 30, 2006, the Company had a deficit book value, was the subject of a law suit, and had a negative cash flow from operations that created substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on resolving the business and liquidity problems, principally through developing operations, increasing revenues, and obtaining new capital through either debt or equity.

Forward Looking Statements

The information herein contains certain forward looking statements within the meaning of §27A of the Securities Act of 1933, as amended and §21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its current expansion strategy, changes in the fashion and clothing markets, labor and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 3. CONTROLS AND PROCEDURES.

    The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. (a.k.a. Dark Dynamite, Inc.) was named as a respondent. The Company’s former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: ASecurities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation. The complaint alleges that NCI failed to accurately and fully disclose the nature of NCI's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCI. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off-shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. The Company filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth the actions of the Company, which form the basis of a cause of action against the Company that was denied by the Court. The Company filed an answer disputing the allegations of the complaint and has participated in some pre-trial discovery. The Company and the Government have agreed upon the terms of a settlement, the terms of which provide for the Company to pay the sum of $30,000 to the SEC. The SEC is currently reviewing the terms of a proposed consent decree in which the Company would neither admit nor deny the claims made in the complaint and be subject to an injunction prohibiting future violations of the securities laws and regulations, this review has been pending for more than 18 months with no report of expected action on the proposal and without any change in the status of the litigation impacting on Dark Dynamite, Inc.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the third quarter of 2006

None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DARK DYNAMITE, INC.

Date: November 14, 2006	By:	/s/ Ming Lei
Ming Lei President and CEO

Date: November 14, 2006	By:	/s/ Xiaojun Wang
Xiaojun Wang Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer.
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.