Form 10KSB/A
period 2004-12-31
DARK DYNAMITE, INC
filed 2007-03-12
CIK 830664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A AMENDMENT NO. 3
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

Common Stock, $.0001 Par Value - 51,886,809 shares as of March 6, 2007. Number of shares of preferred stock outstanding as of March 6, 2007: 3,295,000.

The Issuer's total revenues for the year ended December 31, 2004 were $19,523.

The aggregate market value of the registrant’s common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates was approximately $6,250,148 based on the average closing bid and asked prices for the Common Stock on March 6, 2007.

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

Retail and Wholesale Distribution

Retail

The Company’s retail operations consist of two retail stores and its retail internet site located at: www.blackchandelier.com . The Company has a complete collection of Black Chandelier clothing for sale at its retail stores which are open at Trolley Square Mall in Salt Lake City, Utah and the wild Pike and Pine shopping district in Seattle, Washington. The stores are named Black Chandelier, and promotions for the stores are being conducted via mailings, radio spots, and special features in local newspapers. The Salt Lake City location consists of 1796 square feet and the Seattle, Washington location consists of 625 square feet. Customers can order Black Chandelier apparel directly from the web site. Photos of the stores can be found at the Black Chandelier website.

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

Non-Company retail stores offer additional exposure for the Company's apparel lines, and also lend credibility to the Dark Dynamite brand name. However, i t is essential that the Company’s resellers, as well as the Company’s retail stores, reflect Dark Dynamite’s vision, image and emphasis on quality. The Company’s retail stores will help to define the brand while the non-Company retail stores will reinforce brand identity.

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

Marketing

Marketing plans are now being formulated by the Company.   The Company terminated its contract with Los Angeles Publicity house, "EM Productions," in order to more effectively focus on name branding. A new contract for public relations was executed with MAO Public Relations, in New York City. This public relations agency works all over the world with large fashion houses and helped establish Baby Phat and Heatherette. The Company uses an elaborate barrage of events, mailings, web promotions and specialized websites to market its products and to garner attention for client products. Refer to MAO PR’s website at: www.maopr.com .

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

FONTANELLE CONSULTING

Dark Dynamite Inc., intends to provide consulting services under the name, "Fontanelle Consulting." One project which has been completed is an illustration contract with New York's Fairchild Publications, publisher of such acclaimed magazines as "W" and "Women's Wear Daily." The contract is for six illustrations that were completed by Gold for an editorial. Project two is an ongoing contract that will identify and brand a startup company named "Saltimbocca." The Company manufactures sauces and home produced Italian foods. Phase One artwork and packaging has been completed. Fontanelle is currently looking to expand its staff by hiring a marketing adviser, as well as a graphic designer that will be shared with other operations of the Company. Fontanelle has also completed its beta version website. This website lists all past products and packaging developed thus far. It also functions as a promotional vector for the Company's services. The Fontanelle website is currently operational at: www.fontanelleconsult.com .

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

We will be dependent on third party manufacturers for production, and our sales may be negatively affected if the manufacturers do not perform acceptably, or if design changes are communicated after the production has begun . We will develop a significant portion of our merchandise in conjunction with third-party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers’ lines. We do not have long-term contracts with any third party manufacturers and will purchase all of the merchandise from such manufacturers by purchase order. Furthermore, we may receive, in the future, shipments of products from third-party apparel manufacturers that fail to conform to our quality control standards. In such an event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We cannot assure you that third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or, 3) will supply products that satisfy our quality control standards. In addition, certain of our third party manufacturers will store our raw materials. In the event our inventory is damaged or destroyed, and we are unable to obtain replacement raw materials, our ability to generate earnings may be negatively impacted. In addition, if we decide to change a key design element, after the manufacturing process has begun, we may negatively impact the manufacturer's ability to deliver the products on a timely basis, which could impact our ability to generate earnings.

Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion . We are actively recruiting qualified candidates to fill key executive positions within the Company. There is substantial competition for experienced personnel, which we expect to continue. We will compete for experienced personnel with companies who have substantially greater financial resources than we do. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to be successful. In addition, we depend upon the expertise and execution of our key employees, particularly Jared Gold, the founder, Chairman of the Board, and Chief Executive Officer of Dark Dynamite, Inc. We do not maintain insurance policies on any of our employees. If we lose the services of Mr. Gold, or any key officers or employees, it could harm our business and results of operations.

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

ITEM 3.  LEGAL PROCEEDINGS

On October 15, 2002, the Securities and Exchange Commission filed a civil action in the United States District Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer, Inc. The action is styled Securities and Exchange Commission v. Florida Stock Transfer, Inc., Vector Holdings Corporation and Allen E. Weintraub, Case No. 02-023048-CIV-Ungaro-Benages/Brown , and as to the Company and Mr. Weintraub, alleges, inter alia, violations of the federal securities laws by, among other things, failing to make adequate disclosure regarding Mr. Weintraub' s background.

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

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003, a civil complaint was filed by the Securities and Exchange Commission in which Dark Dynamite, Inc. was named as a respondent. The Company’s former president, Gino Carlucci, was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number: 2:03CV00914DAK. The style of the case is: “ Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; Dark Dynamite, Inc., a Nevada corporation.”

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

David A. Sawyer and American Aeromotive Corporation v. Karl J. Schumer, Allen E. Weintraub, Vector Aeromotive Corporation, a Florida corporation and Dark Dynamite, Inc., a Nevada corporation. On April 20, 2004, the Company was served with a First Amended Complaint in this action that has been filed in the Circuit Court of the 11 th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 03-27316 CA (25) . This suit seeks recovery of damages resulting from the sale or transfer of various car related interests and rights in or about May of 2001. Plaintiff alleges failure of consideration and misrepresentations by Mr. Schumer and Mr. Weintraub. The amount of damages sought by the Plaintiff is not specified in its Amended Complaint. The Company is unable to understand and accordingly explain the basis upon which it has been added to this suit as a Defendant. Management does not believe that it has any liability with regard to the claims alleged herein and intends to seek indemnification from the other named party Defendants for all costs associated with defending the Company in this matter. The Defendant has propounded discovery in the matter and counsel for the Company has prepared a responsive pleading for filing with the court, namely a motion to dismiss Plaintiff’s claim against the Company n/k/a Dark Dynamite, Inc. A hearing on the motion was set for December 7, 2004, however, the judge recused himself in the matter the day of the hearing. A new hearing date is pending.

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

Allen E. Weintraub v. Dark Dynamite, Inc., f/k/a Vector Holdings Corporation, a Nevada corporation, and Standard Registrar & Transfer Company, Inc., a Utah corporation. This was a suit enjoining the Company from any further issuances of its common stock. The suit was filed by Plaintiff Weintraub in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, and bears the Case No: 04-20534 CA 02 . Allen E. Weintraub sold control of the Company to Diversified Holdings, Inc., and thereafter, falsely claimed he had a secured interest in the unissued stock of the Company, arising out of contractual obligations pursuant to the Stock Exchange Agreement. The Company filed a motion to dismiss for failure to state a cause of action, and subsequently, Plaintiff Weintraub voluntarily dismissed his claim on November 17, 2004, the day a hearing on the motion was to be held by the Court.

Allen E. Weintraub v. Dark Dynamite, Inc. f/k/a Vector Holdings Corporation, a Nevada Corporation, Jared D. Gold, Richard D. Surber and Greentree Financial Group, Inc., a Florida Corporation d/b/a Bongiovanni & Associates . This case was filed in the United States District Court, Southern District of Florida, and bears the Case No: 05-20384 . This Complaint appears to be based upon the same operative facts as the previous suit, Case Number: 04-20534 CA 02 . Defendants have filed a Motion to Dismiss this suit. A hearing date on the Motion is pending completion of briefs on the Motion to Dismiss.

Dark Dynamite, Inc., a Nevada corporation, and Diversified Holdings, Inc.(“DHI”), a Utah corporation v. Allen E. Weintraub, an individual, and Miami Venture Capital, Inc., a Florida corporation. This case was filed in the Third District Court of Salt Lake County, Utah, and bears the Case Number: 050905249 . The Company filed suit against Weintraub for breach of contract with respect to matters incidental to the sale of the Company to DHX. This suit seeks damages for Weintraub’s failure to disclose numerous liabilities of the Company to DHX, as well as for his tortious interference in the Company’s business operations. In an effort to put a stop to Weintraub’s interference, the Company is also seeking an injunction herein against Weintraub, and all related entities and agents.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Increase in the Number of Authorized Shares of the Common Stock

In the 4 th Quarter of 2004 the Board of Directors and a Majority of the voting rights held by shareholders approved an increase in the number of authorized shares of the common stock of the Company. On November 11, 2004, the Company filed an Amendment to the articles of incorporation increasing the number of authorized shares of its Common Stock from 2,500,000 to 5,000,000,000 and restating the par value to $0.0001 per share. The number of preferred shares authorized will remain at 5,000,000.

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

[THIS SPACE INTENTIONALLY LEFT BLANK]

DARK DYNAMITE, INC.

FINANCIAL STATEMENTS

Consolidated Financial Statements
December 31, 2004 and 2003

Contents

Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets	28

Consolidated Statements of Operations	29

Consolidated Statements of Stockholders’ Equity	30

Consolidated Statement of Cash Flows	32

Notes to the Consolidated Financial Statements	33-43

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Dated this 16th day of May, 2005.

/s/ Bongiovanni & Associates, CPA’s
Bongiovanni & Associates, CPA’s

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

The accompanying notes are an integral part of these financial statements.

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

Stock-Based Compensation - The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123. Shares issued for services rendered by a third party are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable .

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

During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 " Revenue Arrangements with Multiple Deliverables " , EITF Issue No. 01 B 8 A Determining Whether an Arrangement Contains a Lease " , EITF Issue No. 02-3 " Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities " , EITF Issue No. 02-9 " Accounting by a Reseller for Certain Consideration Received from a Vendor " , EITF Issue No. 02-17, " Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination " , EITF Issue No. 02-18 " Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition " , EITF Issue No. 03-1, " The Meaning of Other Than Temporary and its Application to Certain Instruments " , EITF Issue No. 03-5, " Applicability of AICPA Statement of Position 9702, > Software Revenue Recognition ' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software " , EITF Issue No. 03-7, " Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock " , EITF Issue No. 03-10, " Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

FASB Interpretation No. 45   -- " Guarantor ' s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others B an Interpretation of FASB Statements No. 5, 57 and 107 " . The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

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

On October 15, 2002, the Securities and Exchange Commission filed a civil action in the United States District Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer, Inc. The action is styled Securities and Exchange Commission v. Florida Stock Transfer, Inc., Vector Holdings Corporation and Allen E. Weintraub, Case No. 02-023048-CIV-Ungaro-Benages/Brown , and as to the Company and Mr. Weintraub, alleges, inter alia, violations of the federal securities laws by, among other things, failing to make adequate disclosure regarding Mr. Weintraub' s background.

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

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003, a civil complaint was filed by the Securities and Exchange Commission in which Dark Dynamite, Inc. was named as a respondent. The Company’s former president, Gino Carlucci, was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number: 2:03CV00914DAK. The style of the case is: “ Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; Dark Dynamite, Inc., a Nevada corporation.”

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

David A. Sawyer and American Aeromotive Corporation v. Karl J. Schumer, Allen E. Weintraub, Vector Aeromotive Corporation, a Florida corporation and Dark Dynamite, Inc., a Nevada corporation. On April 20, 2004, the Company was served with a First Amended Complaint in this action that has been filed in the Circuit Court of the 11 th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 03-27316 CA (25) . This suit seeks recovery of damages resulting from the sale or transfer of various car related interests and rights in or about May of 2001. Plaintiff alleges failure of consideration and misrepresentations by Mr. Schumer and Mr. Weintraub. The amount of damages sought by the Plaintiff is not specified in its Amended Complaint. The Company is unable to understand and accordingly explain the basis upon which it has been added to this suit as a Defendant. Management does not believe that it has any liability with regard to the claims alleged herein and intends to seek indemnification from the other named party Defendants for all costs associated with defending the Company in this matter. The Defendant has propounded discovery in the matter and counsel for the Company has prepared a responsive pleading for filing with the court, namely a motion to dismiss Plaintiff’s claim against the Company n/k/a Dark Dynamite, Inc. A hearing on the motion was set for December 7, 2004, however, the judge recused himself in the matter the day of the hearing. A new hearing date is pending.

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

Allen E. Weintraub v. Dark Dynamite, Inc., f/k/a Vector Holdings Corporation, a Nevada corporation, and Standard Registrar & Transfer Company, Inc., a Utah corporation. This was a suit enjoining the Company from any further issuances of its common stock. The suit was filed by Plaintiff Weintraub in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, and bears the Case No: 04-20534 CA 02 . Allen E. Weintraub sold control of the Company to Diversified Holdings, Inc., and thereafter, falsely claimed he had a secured interest in the unissued stock of the Company, arising out of contractual obligations pursuant to the Stock Exchange Agreement. The Company filed a motion to dismiss for failure to state a cause of action, and subsequently, Plaintiff Weintraub voluntarily dismissed his claim on November 17, 2004, the day a hearing on the motion was to be held by the Court.

Allen E. Weintraub v. Dark Dynamite, Inc. f/k/a Vector Holdings Corporation, a Nevada Corporation, Jared D. Gold, Richard D. Surber and Greentree Financial Group, Inc., a Florida Corporation d/b/a Bongiovanni & Associates . This case was filed in the United States District Court, Southern District of Florida, and bears the Case No: 05-20384 . This Complaint appears to be based upon the same operative facts as the previous suit, Case Number: 04-20534 CA 02 . Defendants have filed a Motion to Dismiss this suit. A hearing date on the Motion is pending completion of briefs on the Motion to Dismiss.

Dark Dynamite, Inc., a Nevada corporation, and Diversified Holdings, Inc.(“DHI”), a Utah corporation v. Allen E. Weintraub, an individual, and Miami Venture Capital, Inc., a Florida corporation. This case was filed in the Third District Court of Salt Lake County, Utah, and bears the Case Number: 050905249 . The Company filed suit against Weintraub for breach of contract with respect to matters incidental to the sale of the Company to DHX. This suit seeks damages for Weintraub’s failure to disclose numerous liabilities of the Company to DHX, as well as for his tortious interference in the Company’s business operations. In an effort to put a stop to Weintraub’s interference, the Company is also seeking an injunction herein against Weintraub, and all related entities and agents.

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

Business Experience and Personal Background

Jared D. Gold , age 32. Mr. Gold’s skills, experience and visionary attributes will be integral to the development of the Company as an highly identifiable brand name. Gold was appointed to the office of President and Director of Dark Dynamite Inc, on March 15, 2004. Since his appointment as president, Gold has been presiding over and managing the identity overhaul of the Company. Gold's past six years of experience in the apparel market will be heavily relied on for the development of this new entity.

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

On October 15, 2002, the Securities and Exchange Commission filed a civil action in the United States District Court for the Southern District of Florida against the Company, Allen E. Weintraub and Florida Stock Transfer, Inc. Therein, Mr. Weintraub was restrained and enjoined from violating certain provisions under the Securities Act of 1933 and the Securities Exchange Act of 1934. The action is styled Securities and Exchange Commission v. Florida Stock Transfer, Inc., Vector Holdings Corporation, and Allen E. Weintraub, Case No. 02-023048-CIV-Ungaro-Benages/Brown , and as to the Company and Mr. Weintraub, alleges, inter alia, violations of the federal securities laws by, among other things, failing to make adequate disclosure regarding Mr. Weintraub's background which included being convicted of several fraud related violations of the law.

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

In February of 2003, the Company signed an employment agreement with Allen Weintraub, the former president of the Company. The agreement provides for compensation in the amount of $150,000 worth of S-8 common stock of the Company, provided that Mr. Weintraub is eligible for compensation pursuant to an S-8 registration statement, or in cash if such registration is not available. Payments are to be made on a quarterly basis. Services are to be provided to the Company relating to the preparation and filing of reports with the Securities and Exchange Commission and other regulatory agencies for a period of 12 months. On December 30, 2003 the Company authorized the issuance of 600,000 shares of its common stock registered under an S-8 Registration Statement in settlement of the compensation due to Mr. Weintraub under the terms of the employment agreement. Weintraub ultimately defaulted under this agreement by providing none of the services required by this contract. Accordingly, the Company filed suit against Mr. Weintraub, Dark Dynamite, Inc., a Nevada corporation, and Diversified Holdings, Inc.(“DHI”), a Utah corporation vs. Allen E. Weintraub, an individual, and Miami Venture Capital, Inc., a Florida corporation. This case was filed in the Third District Court of Salt Lake County, Utah, and bears the Case Number: 050905249 .

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

(5) In an 8-K reported filed on November 9, 2004, the Company reported the board of director’s actions that approved and submitted for filing with the Nevada Secretary of State’s office a Certificate of Change Pursuant to NRS 78.209 to carry out a reverse stock split of the Company’s common stock on a one (1) for two thousand (2,000) basis. This action reduced the number of authorized shares of common stock from Five Billion (5,000,000,000) to Two Million Five Hundred Thousand (2,500,000). The effective date of the reverse stock split was November, 7 th , 2004.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees are for professional services for the audit of the Company ' s annual financial statements, and for the review of the financial statements included in the Company ' s filing on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements. The Company has paid to Bongiovanni & Associates, PA, audit fees of approximately $ 11,243 for 2004 and $11,000 for 2003.

Audit Related Fees

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of the Company ' s financial statements. The Company has paid to Bongiovanni & Associates, PA, audit related fees of approximately $ 0 for 2004 and $0 for 2003.

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

Dark Dynamite, Inc. (Registrant)

Date: March 9, 2007	By:	/s/ Lei, Ming
Lei, Ming President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lei, Ming	President, Director	March 9, 2007
Lei, Ming

/s/ Wang, Xiaojun	Chief Financial Officer, Director	March 9, 2007
Wang, Xiaojun