Form 10KSB/A
period 2005-12-31
DARK DYNAMITE, INC
filed 2007-03-12
CIK 830664

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

As of March 6, 2007, there were 51,886,809 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.14 reported by brokers) held by non-affiliates was approximately $6,250,148.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Number of shares of common stock outstanding as of March 6, 2007:  51,886,809
Number of shares of preferred stock outstanding as of March 6, 2007:  3,295,000

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

Business Description of the Issuer

After the acquisition of Kai Da, management changed the Company's primary business into theme park management and travel related services. The Company contracts and operates the Theme Park of Qin E Pang Gong (“Theme Park”) through Shanxi Kai Da Lv You Gu Wen You Xian Gong Si (“Kai Da”) , its wholly owned subsidiary in China. The Theme Park was built up at the historical address of E Pang Gong, the most prestigious and largest palace in Chinese history built for Qin Shi Huang, the first emperor in the Qin dynasty over 2,200 years ago. E Pang Gong was burned down during the war and became a legend as well as the subject of numerous historical books. In 1994, the historical address of E Pang Gong was appraised by United Nations Educational, Scientific and Cultural Organization ("UNESCO") as one of the wonders in the ancient world due to the size of the palace and the degree of preservation. The current theme park was built imitating the original palace based on historical records and legends, covering approximately 5.59 million square feet consisting of several building structure, including the Front Palace, Qihe River, Magnetic Gate, Heaven Tower, Earth Temple, Lan-Chi Palace and the Shang-Lin Garden. Management believes it’s a significant achievement to be able to display such a famous and grand palace to the domestic and international communities. It is believed to be one of the more important historical sites in China.

In connection with our Theme Park management, we have developed three primary business segments:

•	Theme park admission and management
•	Resorts
•	Movie and television revenues

More information about the Company’s business can be found on the corporate website at http://www.qinepanggong.com.

THEME PARK BUSINESS

The Theme Park is located in a suburban area of Xi'an city, approximately 30 minutes away from downtown Xi'an. The city recently completed an upgrade of the road infrastructure called 'the Western 3 rd Beltway' which enables our customers to travel a more direct and convenient route from the city. Xi'an was the capital city of six different dynasties in ancient China. The abundant cultural heritage is an attraction to a large number of domestic residents and international visitors. In 2004, there were over 650,000 people who visited from overseas and approximately 20,840,000 people visiting Xi'an from different providences inside China, an increase of 93.0% and 29.1% compared to 2003, respectively. The estimated tourism revenues in Xi'an were $1.9 billion during 2004.

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

MOVIE AND TELEVISION REVENUES

The Theme Park is also a prime location for producing historical TV dramas, films and commercials. We have cooperated with TV stations, film studios, and advertisement companies and the Theme Park has been picked as the background in several TV dramas, films and commercials in the past several years, including the Master Warrior-Guan Gong in 2000, The New Army of the Emperor in 2002 and Challenges for Survival in 2003, etc . The Theme Park is seeking more opportunities to cooperate with film production companies in the near future to further increase its brand recognition.

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

On September 15, 2000, a company related through common ownership, Miami Venture Capital, filed a Uniform Commercial Code Financing Statement (Form UCC-1) with the State of Florida against the Company as debtor. In addition, on May 23, 2003, this company also filed a Uniform Commercial Code Financing Statement (Form UCC-1) with the State of Arizona against the Company as debtor. Lastly, on May 23, 2003, this company also filed an Acknowledgement of Filing form with the State of Utah against the Company as debtor. Accordingly, all assets and common stock, whether issued or not, of the Company are alleged security for this alleged debt. As of the date of this report, all of the liens still exist. In the opinion of management and legal counsel, these claims have no validity to them for legal reasons and thus have no material effect on our properties and related ownership rights."

ITEM 3.   LEGAL PROCEEDINGS

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. (nka Dark Dynamite, Inc.) was named as a respondent. The Company’s former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: A Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation. The complaint alleges that NCI failed to accurately and fully disclose the nature of NCI's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCI. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. The Company filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth the actions of the Company which form the basis of a cause of action against the Company that was denied by the Court. The Company filed an answer disputing the allegations of the complaint and has participated in some pre-trial discovery. The Company and the Government have agreed upon the terms of a settlement, the terms of which provide for the Company to pay the sum of $30,000 to the SEC. The SEC is currently reviewing the terms of a proposed consent decree in which the Company would neither admit nor deny the claims made in the complaint and be subject to an injunction prohibiting future violations of the securities laws and regulations, this review has been pending for more than 18 months with no report of expected action on the proposal and without any change in the status of the litigation impacting on Dark Dynamite, Inc..

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Increase in the Number of Authorized Shares of the Common Stock

In the 3 rd Quarter of 2005 the Board of Directors and a Majority of the voting rights held by shareholders approved an increase in the number of authorized shares of the common stock of the Company. On August 29, 2005, the Company filed an Amendment to its articles of incorporation increasing the number of authorized shares of its Common Stock from 5,000,000 to 1,000,000,000, with a $0.0001 par value per share. The number of preferred shares authorized will remain at 5,000,000, with a $0.01 par value per share. We are currently authorized to issue 250,000,000 shares of common stock after the reverse split on November 21, 2005.

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

Cash flows used in investing activities were $575,648 for the period from inception, August 1, 2005, through December 31, 2005 and $0 in the comparable period in 2004. Negative cash flows from investing activities were primarily attributable to the purchase of fixed assets consisting of leasehold improvements, machinery and equipment. Most of the disbursements refurbished the theme park.

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

ITEM 7.   FINANCIAL STATEM ENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dark Dynamite, Inc. and Subsidiaries

I have audited the accompanying balance sheet of Dark Dynamite, Inc. and Subsidiaries as of December 31, 2005, and the related statement of operations, stockholders’ deficit, and cash flows for the period from inception, August 1, 2005 through December 31, 2005.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dark Dynamite, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the period from inception, August 1, 2005 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Traci J. Anderson
Traci J. Anderson, CPA
Huntersville, NC

April 14, 2006

Dark Dynamite, Inc. and Subsidiaries
Balance Sheet
As of December 31, 2005

ASSETS

Current Assets
Cash and cash equivalents	$5,307
Accounts receivable	59,587
Inventory	89,346
Other	3,421
Total Current Assets	157,661

Fixed Assets
Property, plant, and equipment	729,738
Accumulated depreciation	(49,015)
Total Fixed Assets	680,723
Total Assets	$838,384

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$502,924
Taxes Payable	$6,759
Notes payable--current portion	29,611
Total Current Liabilities	539,294

Long-term Liabilities
Notes payable	402,263
Total Long-term Liabilities	402,263

Total Liabilities	941,557

Commitments and Contingencies

Redeemable Preferred stock (par value$.01, 5,000,000 shares authorized,	$34,000
5,000,000 shares issued and outstanding)

Equity
Common stock (par value $.0001, 250,000,000 shares authorized,	$4,360
43,601,568 shares issued and outstanding)
Paid in capital	2,785,858
Retained deficit	(2,927,391)
Total Equity	(137,173)
Total Liabilities and Equity	$838,384

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc. and Subsidiaries
Statement of Operations
For the period from August 1, 2005 (Inception) through December 31, 2005

SALES AND COST OF SALES:
Sales, net	$425,665
Cost of Sales	131,946
Gross Profit	293,719

OTHER REVENUES:
Other Operating Income	8,317

OPERATING INCOME	302,036

OPERATING EXPENSES:
Selling, general, and administrative	3,256,618

INCOME (LOSS) FROM OPERATIONS	(2,954,582)

OTHER INCOME (EXPENSES):
Debt Forgiven	26,059

NET (LOSS)	$(2,928,523)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	1,132
COMPREHENSIVE INCOME (LOSS)	$(2,927,391)

Net Loss Per Common Share
Basic & Fully Diluted	$(6.54)

Weighted Average Common
Shares Outstanding	447,771

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc.
Statement of Cash Flows
For the period from August 1, 2005 (Inception) through December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income after income taxes	$(2,928,523)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	42,703
Stock for Services	2,700,000
Accounts Receivable and Other Receivables	(59,587)
Prepaid and Other Assets	134,616
Inventory	(67,800)
Accounts Payable	208,132
Tax Payable	6,759
NET CASH PROVIDED BY OPERATING ACTIVITIES	36,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of Property, plant, and equipment	28,440
Purchase of Property, plant, and equipment	(172,214)
NET CASH USED IN INVESTING ACTIVITIES	(143,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment received for Stock Receivable	39,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,750

Foreign currency translation adjustment	1,132

NET INCREASE IN CASH AND CASH EQUIVALENTS	(66,592)

CASH AND CASH EQUIVALENTS:
Beginning of period	71,899
End of period	$5,307

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING ACTIVITIES:
Purchase of property, plant and equipment
with notes payable	$431,874

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc. and Subsidiaries
Statement of Equity
For the period from August 1, 2005 (Inception) through December 31, 2005

	Common Stock $.0001 par		Additional
	Common	Common	Paid In	Retained
	Shares	Stock	Capital	Deficit	Total
Balances, January 1, 2005	100,000	$10	$74,208	$-	$74,218
Preferred stock conversion	40,000,000	4,000	12,000	-	16,000
recapitalization	501,568	50	(50)	-	-
Common stock for services	3,000,000	300	2,699,700	-	2,700,000
Net loss	-	-	-	(2,927,391)	(2,927,391)
Balances, December 31, 2005	43,601,568	$4,360	$2,785,858	$(2,927,391)	$137,173

The accompanying notes are an integral part of these financial statements .

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity— Dark Dynamite, Inc. (The Company), a Nevada corporation, has 2 subsidiaries, Black Chandelier and Kai Da. Through its subsidiary, Black Chandelier Inc., the Company offers apparel, including skate and snowboard apparel, T-shirts, pants skirts, jackets, and accessories for children, and women and men in the age group of 20 to 35. The Company’s newly acquired subsidiary, Shanxi Kai Da Tourism Company, Ltd. (Kai Da) was established on July 4, 2005 and began operations in August of 2005. Kai Da is in the business of tourism information consulting, tourism project planning and management in China.

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

DARK DYNAMITE, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2005 is summarized as follows:

Cash paid during the period ended December 31, 2005 for interest and income taxes:

Income Taxes   $ ---
Interest    $ ---

NOTE C—SEGMENT REPORTING

The Company has two reportable segments—Black Chandelier and Kai Da.

Net Sales by Segment
	Black Chandelier	Kai Da	Totals

Sales, net	$185,077	$240,588	$425,665
Cost of Sales	56,620	75,326	131,946
Gross Profit	$128,457	$165,262	$293,719

Profit/(Loss) by Segment

	Black Chandelier	Kai Da	Totals

Net Loss	$3,592	$(2,932,115)	$(2,928,523)

The accounting policies used for segment reporting are the same as those described in Note A “Summary of Significant Accounting Policies”;

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

NOTE D—INCOME TAXES (CONT’D)

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

NOTE L—RELATED-PARTY TRANSACTIONS

The Company’s subsidiary Kai Da signed a management contract with Shanxi Qin E’Pang Tourism Development Co., Ltd. According to the contract, the Company will manage the A’Pang palace tourist, hotel, and restaurant from August 1, 2005 to July 31, 2010 and hold 90% of the net profits. The remaining 10% of the net profit will be returned to Shanxi Qin E’Pang Tourism Development Co., Ltd. In September 2005, the Company purchased the fixed assets from Shanxi Qin E’Pang Tourism Development Co., Ltd. by executing a financial leasing contract (see Note F). The Company does not have a variable interest in Qin E Pang Gong.

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

ITEM 8.   CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DIS CLOSURE

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

Prior to making the decision to retain Traci J. Anderson, CPA, the Company has had no prior relationship with Traci J. Anderson, CPA's or any of its members.

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

Evaluation of Disclosure Controls and Procedures - Dark Dynamite’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of Dark Dynamite’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, Dark Dynamite’s disclosure controls and procedures were effective.

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

Code of Ethics

The Company is presently working with its legal counsel to prepare and adopt a code of ethics that applies to the Company’s principal chief executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions (the Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1 . The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

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

Security Ownership of Certain Beneficial Owners (Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. The Company is unaware of any shareholders whose voting rights would be affected by community property laws. 1)(2).

Titleof Class	Name and Address	# of Shares	Percentage of Class

Common	Wu, Lian She Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	4,307,143	9.9%
Common	Lei, Ming Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	2,480,994	5.7%
Common	Lei, Ming Hui Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	2,380,952	5.5%
Common	Lei, Wei Ping Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	2,380,952	5.5%
Preferred	Lei, Ming Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	3,295,000	65.9%

Security Ownership of Officers and Directors (2) .

Title of Class	Name and Address	# of Shares	Percentage of Class

Common	Lei, Ming Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	2,480,994	5.7%
Common	All Officers and Directors as a Group (2)	2,480,994	5.7%
Preferred	Lei, Ming Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	3,295,000	65.9%
Preferred	All Officers and Directors as a Group (2)	3,295,000	65.9%

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1 Articles of incorporation, as amended are hereby incorporated by reference info Form 10-SB
3.2 Bylaws are hereby incorporated by reference into Form 10-SB
10.1 Plan of Exchange, dated August 29, 2005 , filed as an Exhibit to the Company’s Form 8-K, as filed with the Commission on August 30, 2005
10.2 First Amendment to Plan of Exchange, dated September 29, 2005, filed as an Exhibit to the Company's Form 8-K, as filed with the Commission on September 30, 2005
10.3 Contractual Operation Agreement dated July 5, 2005, filed as an Exhibit to the Company's Form 8-K, as filed with the Commission on January 4, 2006
10.4 Contract for Cooperative Dinner Show, dated January 6, 2005, filed as an Exhibit to the Company's Form 8-K, as filed with the Commission on January 25, 2006
10.5 Performing Agreement with Hongchun Li, dated October 5, 2005 *
10.6 Construction Agreement with Lianshe Wu, dated September 25, 2005 *
10.7 Consulting Services Agreement, dated September 15, 2005 *
10.8 Technical Service Agreement, dated September 20, 2005 *
10.9 Marketing Services Agreement, dated August 26, 2005 *
10.10 Consultancy Service Engagement Contract, dated September 30, 2005 *
14.1 Code of Ethics *
31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *
31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *
32.1 Section 1350 Certifications of Chief Executive Officer *
32.2 Section 1350 Certifications of Chief Financial Officer *

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

Subsequent Events

(13)
On January 4, 2006, the Company filed an 8-K report to announce that the Company will be beneficial at a municipal engineering project relating to the Western 3 rd Beltway of Xi’an City, which will increase the attractiveness and accessibility of the Theme Park for tourists traveling from the downtown areas after the completion of this project.

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

Year Ended December 31	2005	2004 and 1 st Q 2005

	Anderson	Bongiovanni
Audit Fees (1)	$50,000	$11,243
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	--
All Other Fees (4)	--	--
Total Accounting Fees and Services	$50,000	$11,243

(1)
Audit Fees . These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees . These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(3)	Tax Fees . These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees . These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

Dark Dynamite, Inc. (Registrant)

Date: March 9, 2006	By:	/s/ Lei, Ming
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