Form 10KSB
period 2006-12-31
DARK DYNAMITE, INC
filed 2007-04-12
CIK 830664

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the annual period ended: December 31, 2006
Commission File Number: 001-10559
DARK DYNAMITE, INC. (Exact name of registrant as specified in its charter.)

Nevada (State of other jurisdiction of incorporation or organization)	65-1021346 (I.R.S. Employer Identification No.)

E Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China (Address of principal executive offices)	710068 (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☒

State issuer's net revenues for its most recent fiscal year: $834,554.

As of April 6, 2007, there were 48,591,809 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.11 reported by brokers) held by non-affiliates was approximately $5,072,190.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Number of shares of common stock outstanding as of April 6, 2007:  48,591,809
Number of shares of preferred stock outstanding as of April 6, 2007:  3,295,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which the Company indicates by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. Web base our forward-looking statements on information currently available to them, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

History

As used in this Annual Report, the terms "we", "us", "our," the “Registrant,” “DDI” and the "Company" means, Dark Dynamite, Inc., a Nevada corporation, formerly known as NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. These terms also refer to the our subsidiaries corporation, Black Chandelier, Inc. ("Black Chandelier"), a Utah corporation originally incorporated in September 1987, and Shanxi Kai Da Lv You Gu Wen You Xian Gong Si ("Kai Da"), a corporation organized under the laws of the Peoples’ Republic of China (“Kai Da”) acquired in August 2005.

On April 8, 2003, the Company, under prior management, retroactively approved the sale of its 100% interest in Bestfoodonline.com, Inc. (Bestfood) to Miami Venture Capital for $10, effective as of December 30, 2002. The purpose of the disposition was to further streamline us by eliminating any lingering management issues, liabilities and other complications which may have involved Bestfood. The sale of Bestfood to MVC also provides further separation from our former president. Bestfood was considered by new management to be a burden on us and was not considered a viable operating company with any substantive beneficial future prospects for us. We were thus without significant operations for the year ended December 31, 2003.

On March 15, 2004, Jared Gold assumed the role of president, director, and C.E.O. Gold gained a controlling interest in us as a result of exchanging his 100% interest in Black Chandelier, Inc., for 70,000,000 shares (35 post-reverse split shares) of our restricted common stock, which constituted approximately 96% of the issued and outstanding shares of common stock at the time of issuance.

The acquisition of Black Chandelier was the first in a series of planned transactions designed to grow us into a multifaceted lifestyles company. Commensurate with this goal, we underwent a series of changes including the name change from NCI Holdings, Inc., to Dark Dynamite, Inc.

On October 3, 2005, we transferred a total of 4,990,000 shares of convertible preferred stock to Kai Da and/or the Kai Da shareholders for $495,000, less related expenses, and issued 100,000 new shares of common stock to Kai Da and/or the Kai Da shareholders in exchange for all of their shares of registered capital of Kai Da, which then became a wholly-owned subsidiary. After the closing, Kai Da and/or the Kai Da shareholders converted 1,600,000 of the 4,990,000 shares of Convertible Preferred Stock purchased into 40,000,000 shares of common stock, and transferred all of the 40,100,000 shares of common stock issued to them at the closing, pursuant to trust arrangements established under Chinese law, on a pro rata basis and in a Regulation S offering, to approximately 3,601 shareholders of Shanxi E Pang Gong Tourism Development Co., Ltd. (“E Pang Gong”), a limited liability company organized under the laws of the Peoples’ Republic of China. E Pang Gong controls the leasehold interest and certain improvements associated with the E Pang Gong Theme Park in Xi’An, China. The E Pang Gong Theme Park and related improvements are the subject of a management contract with Kai Da, pursuant to which Kai Da manages the Theme Park assets and earns most of its revenues.

On March 17, 2005, we approved and submitted for filing with the Nevada Secretary of State’s Office a Certificate of Change Pursuant to NRS 78.209 to carry out a reverse stock split of our common stock on a one (1) for one thousand (1,000) basis. This action reduced the number of authorized shares of common stock from Five Billion (5,000,000,000) to Five Million (5,000,000), par value $0.0001 per share. All fractional shares that resulted from the reverse split are rounded up to the next whole share. The effective date of the stock split was March 28, 2005.

On August 29, 2005, we filed an Amendment to its articles of incorporation increasing the number of authorized shares of our Common Stock from 5,000,000 to 1,000,000,000, with a $0.0001 par value per share. The number of preferred shares authorized will remain at 5,000,000, with a $0.01 par value per share. Upon the filing of the Amended Articles of Incorporation, we were authorized to issue 1,000,000,000 shares of common stock, $0.0001 par value per share.

On November 21, 2005, we approved and submitted for filing with the Nevada Secretary of State’s Office a Certificate of Change Pursuant to NRS 78.209 to carry out a reverse stock split of our common stock on a one (1) for four (4) basis. This action reduced the number of authorized shares of common stock from One Billion (1,000,000,000) to Two Hundred Fifty Million (250,000,000), par value $0.0001 per share. All fractional shares that resulted from the reverse split were rounded up to the next whole share.

On April 1, 2006, we executed an agreement between us and Diversified Holdings X, Inc. ("DHX"), a Nevada corporation, pursuant to which we agreed to sell our ownership of Black Chandelier, Inc. to DHX.

Pursuant to and at the closing of the agreement, which occurred as of April 1, 2006, DHX tendered a cash purchase price of $100 as well as assumption of certain liabilities in exchange for all outstanding shares of Black Chandelier, Inc. held by us. As a result of the transactions consummated at the closing, the purchase and issuance gave DHX a 'controlling interest' in Black Chandelier, Inc., and Black Chandelier was no longer our wholly-owned subsidiary.

Black Chandelier retained the obligation for all liabilities to third parties and held all rights to receivables as of the date thereof, the parties expressly agreed that all liabilities and receivables between us and Black Chandelier were extinguished by the parties through this agreement and Black Chandelier hereby released us from any third party liabilities arising out of Black Chandelier’s operations. DHX assumed any liabilities that may arise after closing.

Subsequent Events

On February 2, 2007, our Board of Directors approved to dismiss Traci J. Anderson, CPA as its independent auditor, and engage Lake & Associates CPA’s LLC as our independent auditor to audit our financial statements for the year ended December 31, 2006 and to review our three quarterly reports in 2007. The decision to make the change was approved by our Board of Directors. We do not have an audit committee.

During our two most recent fiscal years ended December 31, 2004 and 2005 and the subsequent interim period through February 2, 2007, we did not consult Lake & Associates CPA’s LLC with respect to any of the matters described in Item 304(a)(2) of Regulation S-K.

Traci J. Anderson, CPA's audit reports regarding our financial statements for the fiscal year ended December 31, 2005, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles, except that their audit reports for the years ended December 31, 2005 contained a going concern qualification.

In connection with the prior audit for the fiscal year ended December 31, 2005, and the review for the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006, there have been no disagreements with Traci J. Anderson, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Traci J. Anderson, CPA would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods. In addition, Traci J. Anderson, CPA had no disagreements with us for the interim period from November 30, 2005, the date of engagement, up to February 2, 2007.

Business Description of the Issuer

After the acquisition of Kai Da, management changed our primary business into theme park management and travel related services. We contract and operate the Theme Park of Qin E Pang Gong (“Theme Park”) through Shanxi Kai Da Lv You Gu Wen You Xian Gong Si (“Kai Da”), our wholly owned subsidiary in China. The Theme Park was built up at the historical address of E Pang Gong, the most prestigious and largest palace in Chinese history built for Qin Shi Huang, the first emperor in the Qin dynasty over 2,200 years ago. E Pang Gong was burned down during the war and became a legend as well as the subject of numerous historical books. In 1994, the historical address of E Pang Gong was appraised by United Nations Educational, Scientific and Cultural Organization ("UNESCO") as one of the wonders in the ancient world due to the size of the palace and the degree of preservation. The current theme park was built imitating the original palace based on historical records and legends, covering approximately 5.59 million square feet consisting of several building structure, including the Front Palace, Qihe River, Magnetic Gate, Heaven Tower, Earth Temple, Lan-Chi Palace and the Shang-Lin Garden. Management believes it’s a significant achievement to be able to display such a famous and grand palace to the domestic and international communities. It is believed to be one of the more important historical sites in China.

In connection with our Theme Park management, we have developed three primary business segments:

•	Theme park admission and management
•	Resorts
•	Movie and television revenues

More information about our business can be found on the corporate website at http://www.qinepanggong.com.

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

In addition, we are developing another brand new large-scale outdoor Dinner Show Program for the culture of Qin Dynasty, which will be performed in the Front Palace area of the Theme Park. The Dinner Show will be designed as an opera and will reintroduce the Qin Dynasty dancing and songs from over 2,200 years ago. All the songs will be conducted by music professional familiar with the history of the site. During the show, we will provide tourists with a dinner of traditional Chinese cuisine. We hope to transform the Theme Park beyond the educational and historical aspects to also include a multi-function entertainment center.

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

Government Regulation

Since the historical address of E Pang Gong was appraised as culture heritage, its preservation needs to comply with the corresponding laws, rules, regulations and ordinance to preserve the cultural heritage in the People’s Republic of China. Although we do not foresee any change in existing regulations, if changes should occur, we believe that it can adapt to such new regulations and that those changes would not have any significant effect on our revenues or current operations. However, no assurance can be made that compliance or failure to comply with future regulations will not have a materially adverse effect on the business, our operating results or financial condition. However, in certain circumstances, such as in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of governmental regulations. The inability to ascertain the effect of government regulations on prospective business activities will make our business a higher risk enterprise.

Competition

The Theme Parks and resorts compete with all other forms of entertainment, lodging, tourism and recreational activities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. The profitability of the leisure-time industry is influenced by various factors which are not directly controllable, such as economic conditions, amount of available leisure time, oil and transportation prices and weather patterns. We believe our theme parks and resorts benefit substantially from our reputation in the tourism industry for excellent quality and E Pang Gong’s special position in Chinese history. In addition, the status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective in forming strategic partnerships with Chinese companies which have significant growth potential.

Employees

We have hired approximately 166 full-time employees to operate the Theme Park and the Resort, of which 20 persons are on the management team. The other positions include waiters, waitresses, landscapers, maids, securities, cleaners, and so on. All the artists for the shows are subject to their respective performance contracts.

Reports to Security Holders

We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to security holders. If we should choose to create an annual report, it will contain audited financial statements. We intend to file all of its required information with the SEC. We plan to file our 10-KSB, 10-QSB, and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that are filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by us with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2.   DESCRIPTION OF PROPERTY

Kai Da is currently occupying an office of approximately 10,753 square feet inside the Theme Park. As of today’s date, Kai Da doesn’t need to pay for such occupation since it’s considered in partial compensation for the management services that Kai Da provides to the Theme Park.

On September 15, 2000, a company related through common ownership, Miami Venture Capital, filed a Uniform Commercial Code Financing Statement (Form UCC-1) with the State of Florida against us as debtor. In addition, on May 23, 2003, this company also filed a Uniform Commercial Code Financing Statement (Form UCC-1) with the State of Arizona against us as debtor. Lastly, on May 23, 2003, this company also filed an Acknowledgement of Filing form with the State of Utah against us as debtor. Accordingly, all assets and common stock, whether issued or not, of us are alleged security for this alleged debt. As of the date of this report, all of the liens still exist. In the opinion of management and legal counsel, these claims have no validity to them for legal reasons and thus have no material effect on our properties and related ownership rights."

ITEM 3.   LEGAL PROCEEDINGS

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. (nka Dark Dynamite, Inc.) was named as a respondent. Our former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: A Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation. The complaint alleges that NCI failed to accurately and fully disclose the nature of NCI's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCI. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. We filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth the actions of us which form the basis of a cause of action against us that was denied by the Court. We filed an answer disputing the allegations of the complaint and has participated in some pre-trial discovery. The Government and we have agreed upon the terms of a settlement, the terms of which provide for us to pay the sum of $30,000 to the SEC. The SEC is currently reviewing the terms of a proposed consent decree in which we would neither admit nor deny the claims made in the complaint and be subject to an injunction prohibiting future violations of the securities laws and regulations, this review has been pending for more than 18 months with no report of expected action on the proposal and without any change in the status of the litigation impacting on Dark Dynamite, Inc..

Dark Dynamite, Inc. and Diversified Holdings X, Inc. v. Allen E. Weintraub and Miami Venture Capital, Inc. Civil complaint filed in the Third District Court of the State of Utah, Salt Lake County, Civil No. 050905249. A default judgment was entered against the defendants on March 15, 2006 after a hearing before the court, the judgment awarded damages in the sums of $267,892, and an award for costs and attorneys fees has not yet been calculated. Mr. Weintraub has filed an affidavit with the court attacking the sufficiency of service in the case, Plaintiffs have filed a response to that affidavit and no reply has been received from Weintraub nor has any ruling been made by the court.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

2006 Non-Qualified Stock Compensation Plan

In the 4th Quarter of 2006 the Board of Directors and a Majority of the voting rights held by shareholders approved a 2006 Non-Qualified Stock Compensation Plan for our employees and consultants. We also filed a related Form S-8 with the SEC.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Electronic Over the Counter Bulletin Board under the symbol, “DKDY.OB”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Furthermore, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2006 and 2005 are as follows:

QUARTER ENDING	LOW	HIGH
March 31, 2006	$0.65	$2.10
June 30, 2006	$0.26	$0.66
September 30, 2006	$0.23	$0.32
December 31, 2006	$0.15	$0.26
March 31, 2005	$0.02	$0.03
June 30, 2005	$0.01	$0.01
September 30, 2005	$0.06	$0.06
December 31, 2005	$1.64	$1.92

On March 28, 2005, there was a 1 for 1,000 reverse split. On November 3, 2005, there was a 1 for 4 reverse split.

Record Holders

The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock. We are authorized to issue 250,000,000 shares of common stock, and 5,000,000 shares of preferred stock. There are currently approximately 4,503 record holders of our common stock.

Dividends

We have not declared any dividends since its inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors, and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our Common Stock, other than those generally imposed by applicable state law.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our plan of operation for the coming year, as discussed above, is to pursue Dark Dynamite’s operations beyond the developmental stage. Dark Dynamite's president, Jared Gold, has reengineered the Company as a lifestyle company that intends to produce clothing, candles, body products, and various confections. Dark Dynamite will endeavor to set itself apart from its competition by offering a highly stylized product at a very competitive price.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005.

Revenues

Gross revenues for the years ended December 31, 2006 and 2005 were $834,554 and $425,665, respectively. The increase of 95% was due primarily to increased ticket and product sales in 2006 due to more events held this year and the launch of our dinner show project in 2006 as compared to the prior year. We expect sales to increase during 2007 as we move toward developing our business plan.

Income / Loss

Net loss for the years ended December 31, 2006 and 2005 were $326,998 and $2,927,391, respectively. The 2005 net loss is primarily attributable to $2,700,000 in common stock issued for services during the year. In 2005, we issued a total of 3 million shares to several consultants for services rendered, including product development, development of the dinner show program, development of strategic relationships with travel agents, SEC compliance and general corporate consulting. The shares were valued at the market price on the date of issuance, or $.90 per share, yielding an aggregate market value of $2,700,000. These expenses were included in the accompanying consolidated statement of operations.

We expect to incur losses in fiscal year 2007 until traffic is increased to the Theme Park and product sales increase. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the years ended December 31, 2006 and 2005 were $1,053,496 and $3,256,618, respectively. We had the following notable expenses during 2006 and 2005:

•
In 2005, we issued a total of 3 million shares to several consultants for services rendered, including product development, development of the dinner show program, development of strategic relationships with travel agents, SEC compliance and general corporate consulting. The shares were valued at the market price on the date of issuance, or $.90 per share, yielding an aggregate market value of $2,700,000. These expenses were included in the accompanying statement of operations.

•	Auditing expenses were $28,000 and $11,243, respectively.
•	Salaries and related expenses were $117,576 and $131,205, respectively.
•	Maintenance expenses were $21,483 and $71,420, respectively.

Cost of Sales

Cost of sales included expenses directly related to delivering our product or services Travel agents' commissions and direct labor would be examples of cost of sales items. During the years ended December 31, 2006 and 2005 we had $129,873 and $131,946, respectively, in cost of sales. Cost of sales as a percentage of sales was 16% and 31%, respectively. The decrease was due to better management over our costs to produce income in 2006 as compared to 2005.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities were $(46,446) and $36,300 for the years ended December 31, 2006 and 2005, respectively. Positive cash flows from operations in 2005 were primarily due to the stock issued for services and increases in payables, partially offset by the net loss for the year.

Cash flows provided by (used in) investing activities were $82,167 and $(143,774) for the years ended December 31, 2006 and 2005, respectively. Negative cash flows from investing activities in 2005 were primarily attributable to the purchase of fixed assets consisting of leasehold improvements, machinery and equipment. Most of the disbursements refurbished the theme park.

Cash flows provided by (used in) financing activities were $(21,421) and $39,750 for the years ended December 31, 2006 and 2005, respectively. We had an outstanding note payable which relates to the financing/ lease contract for the acquisition of fixed assets and this was paid off in 2006. Additionally, we received $39,750 from common stock subscriptions receivable during 2005 and a capital contribution of $402,987 in 2006.

We have funded our cash needs for the year ended December 31, 2006 with a series of debt and equity transactions.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $100,000 in working capital during 2007 and $50,000 for the two years thereafter.

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

ITEM 7.   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dark Dynamite Inc.

We have audited the accompanying balance sheet of Dark Dynamite, Inc. and Subsidiary.(a Nevada corporation). as of December 31, 2006 and related statements of operations, stockholders’ deficit, and cash flows for the year ending December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Dark Dynamite, Inc. and Subsidiary. as of December 31, 2005, were audited by other auditors whose report dated April 14, 2006, expressed an unqualified opinion on those statements. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dark Dynamite, Inc. and Subsidiary. (a Nevada corporation). as of December 31, 2006 and the results of its operations and its cash flows for year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LAKE & ASSOCIATES CPA’S LLC
LAKE & ASSOCIATES CPA’S LLC

BOCA RATON FLORIDA

March 31, 2007

Dark Dynamite, Inc. and Subsidiary
Consolidated Balance Sheets
As of December 31, 2006 and 2005

	2006	2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$21,333	$5,307
Accounts Receivable	3,621	59,587
Inventory	16,546	89,346
Prepaid Expenses	82,290	3,421
TOTAL CURRNET ASSETS	123,789	157,661

FIXED ASSETS
Property, Plant, and Equipment	644,390	729,738
Accumulated Depreciation	(141,071)	(49,015)
TOTAL FIXED ASSETS	503,319	680,723

TOTAL ASSETS	$627,109	$838,384

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$218,328	$502,924
Due to Shareholder	7,466	-
Taxes Payable Payable	-	6,759
Notes Payable - Current Portion	-	29,611

TOTAL CURRENT LIABILITIES	225,794	539,294

LONG-TERM LIABILITES
Notes Payable	-	402,263
TOTAL LONG-TERM LIABILITES	-	402,263

TOTAL LIABILITIES	225,794	941,557

COMMITMENTS AND CONTINGENCIES
Redeemable Preferred Stock (par value $.01,	32,950	34,000
5,000,000 Shares Authorized, 3,295,000 Shares
Issued and Outstanding

STOCKHOLDERS' EQUITY
Common Stock (par $.0001, 250,000,000	4,860	4,360
Authorized, 48,596,568 Issued and Outstanding
Paid in Capital	3,617,895	2,785,858
Accumulated Other Comprehensive Income	2,858	1,132
Retained Earnings (Deficit)	(3,257,248)	(2,928,523)
TOTAL STOCKHOLDERS' EQUITY	368,365	(137,173)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$627,109	$838,384

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc. and Subsidiary
Consolidated Statement of Operations
For the year ended December 31, 2006 and
for the period from August 1, 2005 (Inception) through December 31, 2005

	2006		2005
REVENUE
Sales		$834,554	$425,665
Cost of Sales		129,873	131,946
GROSS PROFIT		704,681	293,719
OTHER REVENUES:
Other Operating Income		-	8,317

OPERATING INCOME		704,681	302,036

OPERATING EXPENSES
Selling, General , and Administrative		1,053,496	3,256,618
INCOME (LOSS) FROM OPERATIONS		(348,815)	(2,954,582)

OTHER INCOME / (EXPENSES):
Debt Forgiven		-	26,059
Finance Costs		(807)	-
Non-Operating Income		2,127	-
Total Other Income (Expense)		1,320	26,059

NET INCOME (LOSS) BEFORE TAXES		(347,495)	(2,928,523)

INCOME TAX EXPENSE		(8,553)	-

NET INCOME (LOSS) FROM CONTUNUED OPERATIONS		$(356,048)	$(2,928,523)

GAIN ON DISPOSAL OF SUBSIDIARY		27,322

NET INCOME (LOSS)		(328,725)	(2,928,523)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain		1,727	1,132

COMPREHENSIVE INCOME (LOSS)		$(326,998)	$(2,927,391)

NET LOSS PER COMMON SHARE
Basically and Fully Dilluted	$	**	$(6.54)
**Less the .01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		45,337,314	447,771

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the year ended December 31, 2006 and
for the period from August 1, 2005 (Inception) through December 31, 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income(loss) after income tax	$(328,725)	$(2,928,523)
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	95,055	42,703
Stock for Services	428,500	2,700,000
Accounts Receivable and Other Receivables	55,966	(59,587)
Prepaid and Other Assets	(78,687)	134,616
Inventory	72,800	(67,800)
Accounts Payable	(284,596)	208,132
Tax Payable	(6,759)	6,759
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(46,446)	36,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property, plant, and equipment	102,227	28,440
Capital loss due to preferred stock conversion	(1,050)
Purchase of property, plant, and equipment	(19,010)	(172,214)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	82,167	(143,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(431,874)	-
Proceeds from shareholder loan	79,841	-
Payment on shareholder loan	(72,375)	-
Capital contribution	402,987	-
Payment received for Stock Receivable	-	39,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	(21,421)	39,750

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,726	1,132

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,026	(66,592)

CASH AND CASH EQUIVALENTS:
Beginning of period	5,307	71,899
End of period	21,333	5,307

SUPPLEMENTARY CASH FLOW INFORMATION OF
Common stock issued for services	$428,500	$2,700,000

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc. and Subsidiary
Consolidated Statement of Equity
For the year ended December 31, 2006 and
For the period from August 1, 2005 (Inception) through December 31, 2005

					Accumulated
	Common Stock ($.0001 par)		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balances, January 1, 2005	100,000	$10	$74,208	$-		$74,218
Peferred stock conversion	40,000,000	4,000	12,000			16,000
Recapitalization	501,568	50	(50)	-
Issuance of stock for services	3,000,000	300	2,699,700	-		2,700,000
Other Comprehensive Income					1,132	1,132
Net Income(Loss) for the year	-	-	-	(2,928,523)	-	(2,928,523)

Balances, December 31, 2005	43,601,568	$4,360	$2,785,858	$(2,928,523)	$1,132	$(137,173)

Peferred stock conversion	1,237,500	124	371	-		495
Peferred stock conversion	250,000	25	75	-		100
Contributed Capital	-	-	402,987	-		402,987
Peferred stock conversion	1,137,500	114	341	-		455
Issuance of stock for services	2,370,000	237	428,263	-		428,500
Other Comprehensive Income					1,726	1,726
Net Income(Loss) for the year	-	-	-	(328,725)	-	(328,725)

Balances, December 31, 2006	48,596,568	$4,860	$3,617,895	$(3,257,248)	$2,858	$368,365

The accompanying notes are an integral part of these financial statements.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
FOR THE PERIOD AUGUST 1, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization - Dark Dynamite, Inc. (the “Company” or “DKDY”) was incorporated in the State of Nevada on December 23, 1988, formerly known as NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. On August 29, 2005, DKDY (acquiree) executed a Plan of Exchange with Shanxi Kai Da Lv You Gu Wen You Xian Gong Si, a corporation organized under the laws of the Peoples' Republic of China (“Kai Da” or "acquirer"), the Shareholders of Kai Da, Diversified Holdings X, Inc., a Nevada corporation (“Diversified Holdings”), and the majority shareholder of DKDY, pursuant to which, and the First Amendment of Plan of Exchange signed on September 29, 2005, the majority shareholder of DKDY and Diversified Holdings transferred a total of 4,990,000 shares of convertible preferred stock to Kai Da and/or the Kai Da shareholders for $495,000, less related expenses. Each share of convertible preferred stock is convertible into twenty-five (25) shares of common stock, and each share votes together with the common stock on all matters presented for a vote on an “as converted” basis. In addition, the Company issued 100,000 new shares of common stock to Kai Da and/or the Kai Da shareholders in exchange for all of their shares of registered capital of Kai Da, which then became a wholly-owned subsidiary of the Registrant. On October 3, 2005, DKDY consummated the Plan of Exchange with Kai Da. As a result of the Plan of Exchange, Kai Na will become a wholly-owned subsidiary of DKDY. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

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

Basis of Presentation - The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to depreciation, taxes, and contingencies. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
FOR THE PERIOD AUGUST 1, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Revenue Recognition - The Company's policy is to recognize income when it is earned. Kai Da's revenue is derived from ticket sales, and hotel and restaurant income. Revenues are booked net of any cash discounts. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected. Retail store sales - revenue is recognized when sales are made. They are paid by cash or credit card.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Loss Per Share - Loss per share is reported in accordance with Statement of Financial Accounting Standard (SFAS) No. 128. This statement required dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted loss per share.

Foreign Currencies (KAI DA-Foreign Subsidiary) - The assets and liabilities denominated in respective functional currencies are translated into United States Dollars at the exchange rate as of the balance sheet date. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions. Revenues, costs, and expenses denominated in respective functional currencies are translated into United States Dollars at the weighted average exchange rate for the period. The effects of foreign currencies translation adjustments are included as a separate component of accumulated other comprehensive income.

Property, Plant, and Equipment - Property, plant, and equipment are recorded at cost less accumulated depreciation and impairment. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property, plant, and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property, plant, and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in the statement of operations.

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
FOR THE PERIOD AUGUST 1, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable - Accounts deemed uncollectible are written off in the year they become uncollectible. No receivables were deemed uncollectible as of December 31, 2006 or 2005.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2006 based upon a management review of such assets.

Stock-Based Compensation - The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123R. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable.

Recently Issued Accounting Pronouncements
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
FOR THE PERIOD AUGUST 1, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006.

An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

In September 2006, the FASB issued SFAS No. 157 and No. 158. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
FOR THE PERIOD AUGUST 1, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect application of SFAS No. 156, 157 and 158 to have a material affect on its financial statements.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2006 and 2005 are summarized as follows:

Cash paid during the period ended December 31, 2006 and 2005 for interest and income taxes:

2006  2005
Income Taxes                         $15,499        $ ---
Interest                                   $  806          $ ---

NOTE C - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2006 or 2005.

NOTE D - INCOME TAXES

The Company has approximately $3,272,391 of federal and state net operating losses available that expire in various years through the year 2025.

Due to operating losses, there was no provision for current federal or state income taxes for the year ended December 31, 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2006 consists of net operating loss carry-forward calculated using federal and state effective tax rates equating to approximately $1,090,000 less a valuation allowance in the amount of $1,090,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
FOR THE PERIOD AUGUST 1, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005

NOTE D - INCOME TAXES (CONT.)

offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $95,000 for the year ended December 31, 2006.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company’s total deferred tax asset as of December 31, 2006 is as follows:
	2006	2005

Net operating loss carry-forwards	$1,090,000	$995,000
Valuation Allowance	(1,090,000)	(995,000)
	$-0-	$-0-

NOTE E - NOTES PAYABLE

Notes payable at December 31, 2006 and 2005 consist of the following:
	2006	2005
Secured note payable to an unrelated party.
Bearing 10% interest. $	-0-	$10,350

Unsecured note payable to an unrelated party.
Bearing 10% interest.	-0-	9,261

Secured note payable to an unrelated party.
Bearing 0% interest.	-0-	10,000

Total	$-0-	$29,611

NOTE F - PAYABLES, COMMITMENTS AND CONTIGENCIES

As of December 31, 2005, the Company’s subsidiary Kai Da had a Payable outstanding in the amount of $402,263 to a related party (see note L). The payable is set-up as a financial purchase/lease contract for the acquisition of the fixed assets. Payments are to be made in installments over five years. Future total payments by year will be made as follows:

2006           $100,564
2007            100,564
2008            100,564
2009            100,571
Total          $402,263

As of December 31, 2006, the note payable of $402,263 was fully paid. Land and building was provided rent-free to the Company. The Company had no other commitments or contingencies.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
FOR THE PERIOD AUGUST 1, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005

NOTE G - PREFERRED STOCK

During the quarter ended March 31, 2006, 59,500 shares of preferred stock were converted into 1,487,500 common shares by the Company's consultants and former owner, resulting in a balance of 3,340,500 preferred shares as of March 31, 2006.

During the quarter ended December 31, 2006, 45,500 shares of preferred stock were converted into 1,137,500 common shares by the Company's consultants and former owner, resulting in a balance of 3,295,000 preferred shares as of December 31, 2006.

NOTE H - COMMON STOCK

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

During the quarter ended December 31, 2006, the Company issued 428,500 shares of post reverse split common stock as payment for services to companies and individuals.

NOTE I - REVERSE STOCK SPLITS

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

NOTE J - CONTROL OF THE CORPORATION

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND
FOR THE PERIOD AUGUST 1, 2005 (INCEPTION) THROUGH DECEMBER 31, 2005

NOTE K - GOING CONCERN

As shown in the accompanying audited financial statements, the Company has a deficit book value and a negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and increase profitability.

NOTE L - LITIGATION

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

NOTE M - RELATED PARTY TRANSACTIONS

The Company's subsidiary Kai Da signed a management contract with Shanxi Qin E'Pang Tourism Development Co., Ltd. According to the contract, the Company will manage the A'Pang palace tourist, hotel, and restaurant from August 1, 2005 to July 31, 2010 and hold 90% of the net profits. The remaining 10% of the net profit will be returned to Shanxi Qin E'Pang Tourism Development Co., Ltd. In September 2005, the Company purchased the fixed assets from Shanxi Qin E'Pang Tourism Development Co., Ltd. by executing a financial leasing contract.

As of December 31, 2006, the Company has a balance due to a shareholder of $7,466.

NOTE N - DISPOSAL OF SUBSIDIARY

On April 1, 2006, the Company executed an Agreement (the “Agreement”) between the Company and Diversified Holdings X, Inc. ("DHX"), a Nevada corporation, pursuant to which the Company agreed to sell its ownership of Black Chandelier, Inc. (“BCI”) to DHX. The gains on disposal of subsidiary are as follows:

December 31, 2006

(Loss) from investment in BCI	$(9,900)
Write off the liabilities due from subsidiary to parent	37,222

Gains on disposal of subsidiary	$27,322

ITEM 8.   CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 2, 2007, our Board of Directors approved to dismiss Traci J. Anderson, CPA as its independent auditor, and engage Lake & Associates CPA’s LLC as our independent auditor to audit our financial statements for the year ended December 31, 2006 and to review our three quarterly reports in 2007. The decision to make the change was approved by our Board of Directors. We do not have an audit committee.

During our two most recent fiscal years ended December 31, 2004 and 2005 and the subsequent interim period through February 2, 2007, we did not consult Lake & Associates CPA’s LLC with respect to any of the matters described in Item 304(a)(2) of Regulation S-K.

Traci J. Anderson, CPA's audit reports regarding our financial statements for the fiscal year ended December 31, 2005, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles, except that their audit reports for the years ended December 31, 2005 contained a going concern qualification.

In connection with the prior audit for the fiscal year ended December 31, 2005, and the review for the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006, there have been no disagreements with Traci J. Anderson, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Traci J. Anderson, CPA would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods. In addition, Traci J. Anderson, CPA had no disagreements with us for the interim period from November 30, 2005, the date of engagement, up to February 2, 2007.

ITEM 8A. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) their disclosure controls and procedures ("Disclosure Controls"), and (ii) their internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Lei, Ming ("CEO") and by Wang, Xiaojun, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation (i) with respect to the effectiveness of their Disclosure Controls and (ii) with respect to any change in their Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect their Internal Controls.

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

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States of America.

Limitations on the Effectiveness of Controls

Our management does not expect that their Disclosure Controls or their Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO’s evaluation of our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in their quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in their Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in their Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States of America. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.
Evaluation of Disclosure Controls and Procedures - our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers and Significant Employees.

The following table identifies all of our current executive officers, directors and significant employees. The officers and directors will serve until the next annual meeting of the stockholders, or until their successors are elected or appointed and qualified, or they resign or are terminated.

Name	Age	Position	Commenced
Lei, Ming	41	CEO, President,	10/13/2005*
Wang, Xiao Jun	41	CFO	10/13/2005

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

* Mr. Lei was appointed to the board effective as of October 13, 2005, the effective date of the resignation of Mr. Jared Gold as former President and CEO.

Business Experience and Personal Background

Mr. Lei is 41 years of age, majored in Economics and Management with a bachelor’s degree. He started his career in the tourism industry in 1990, acting as the General Manager of Shanxi Qian Ling Travel Service Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China. In 1998, he began working at the E Pang Gong Theme Park, located in Xi’an, China, and he was responsible for operations and management of the theme park. Beginning in 2002, he served as the General Manager of Qin Epanggong Lv You Gong Si, the corporate entity which holds the lease and owns certain leasehold improvements at the theme park. Mr. Lei has a great deal of experience in theme park management and marketing. He was responsible for consistent growth in E Pang Gong’s business while the theme park was under his management.

Mr. Wang, Xiaojun is 41 years of age, graduated from Shenzhen Radio and TV University in 1991. During the period from 1987 to 1992, Mr. Wang worked as the manager of the Accounting Department of Shenzhen Huajun Industrial Co, Ltd. From 1992 to 1993, he was the accounting officer for Liquan Commerce and Trade Company. From 1993 to 1998, he was the Accounting manager in the Liquan Outtrade Company. In 1998, Mr. Xiaojun was retained by Shannxi Qin Epanggong Tourism Development Co, Ltd as the Chief Financial Officer.

Significant Employees

The Company has no significant employees in the United States.

Legal Proceedings

No officer, director, or persons nominated for such positions and no promoter or significant employee of us has been involved in legal proceedings that would be material to an evaluation of the management.

There are no arrangements or understandings pursuant to which any were elected as officers.

Audit Committee Financial Expert

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only two (2) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We are presently working with its legal counsel to prepare and adopt a code of ethics that applies to our principal chief executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions (the Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1 . The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	Other ($)
Lei, Ming President, Chief Executive Officer and Director	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
Wang, Xiao Jun Chief Financial Officer	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

We have not entered into any other employment agreements with their employees, Officers or Directors. We have no standard arrangements under which we will compensate their directors for their services provided to them.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of December 31, 2006, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

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

Title of Class	Name and Address	# of Shares	Percentage of Class

Common	Lei, Ming, President Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	2,480,994	5.1%

Preferred	Lei, Ming Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	3,295,000	67.8%

Security Ownership of Officers and Directors (2) .

Title of Class	Name and Address	# of Shares	Percentage of Class

Common	Lei, Ming, President Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	2,480,994	5.1%

Common	All Officers and Directors as a Group (2)	2,480,994	5.7%

Preferred	Lei, Ming, President Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	3,295,000	67.8%

Preferred	All Officers and Directors as a Group (2)	3,295,000	67.8%

2005 Changes in Control.

Pursuant to and at the closing of the Agreement, which occurred as of October 3, 2005, we authorized the Standard Register & Transfer Company, Inc., our former transfer agent, to issue to the shareholders of Kai Da (the “Kai Da Shareholders”), 40,000,000 shares of our common stock, upon conversion of 1,600,000 of the 4,990,000 shares of its convertible preferred stock purchased by the Kai Da Shareholders at closing for $495,000, and 100,000 shares of our common stock issued to the Kai Da Shareholders in exchange for all of the issued and outstanding registered capital of Kai Da. Further, the Kai Da Shareholders have agreed pursuant to a trust arrangement established under Chinese law to transfer all of the 40,100,000 shares of common stock which will be issued to them as a result of the closing, on a pro rata basis, to approximately 3,000 shareholders of E Pang Gong, the Chinese company that owns the leasehold interest and improvements of the E Pang Gong theme park. The theme park and hotel located on the premises is the subject of a management contract with Kai Da from which Kai Da derives most of its revenues. As a result of the transactions consummated at the closing, shares representing 93.3% of our post-issuance outstanding shares of common stock were issued to the Kai Da shareholders, and all of the registered capital of Kai Da was acquired by us. Upon completion of the physical exchange of the share certificates, Kai Da will become our wholly-owned subsidiary.

As a result of the transactions consummated at the closing, there has been a change in control of the ownership of the outstanding shares of our common stock. There has not been a change in control of a majority of our Board of Directors, although Kai Da intends, at some future date, to file an Information Statement on Schedule 14F-1 and appoint its own directors. At such time there will be a change in control of our Board of Directors within the meaning of Section 14(f) of the Exchange Act.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years we have been party to the following material transactions or series of transactions with the below named Directors, Executive Officers, or nominees for election as our Director, or a beneficial owner of 5% or more of our outstanding common stock:

During the quarter ended March 31, 2005, we issued 1,608,500 shares of its post reverse split common stock pursuant to our Form S-8 Registration Statement. There were no restricted shares of common stock issued during the same period.

During the quarter ended June 30, 2005, we issued 200,000 shares of its post reverse split common stock pursuant to our 8-K Statement. The shares are restricted, and they were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

During the quarter ended September 30, 2005, we issued 184,890 shares of post reverse split common stock.

During the quarter ended December 31, 2005, we issued 9,402 shares of post reverse split common stock.

On October 3, 2005, we transferred a total of 4,990,000 shares of convertible preferred stock to Kai Da and/or the Kai Da shareholders for $495,000, less related expenses, and issued 100,000 new shares of common stock to Kai Da and/or the Kai Da shareholders in exchange for all of their shares of registered capital of Kai Da, which then became our wholly-owned subsidiary. After the closing, Kai Da and/or the Kai Da shareholders converted 1,600,000 of the 4,990,000 shares of Convertible Preferred Stock purchased into 40,000,000 shares of common stock, and transferred all of the 40,100,000 shares of common stock issued to them at the closing, pursuant to trust arrangements established under Chinese law, on a pro rata basis and in a Regulation S offering, to approximately 3,601 shareholders of Shaanxi E Pang Gong Tourism Development Co., Ltd. (“E Pang Gong”), a limited liability company organized under the laws of the Peoples’ Republic of China. E Pang Gong controls the leasehold interest and certain improvements associated with the E Pang Gong Theme Park in Xi’An, China.

On January 4, 2006, 49,500 shares of preferred stock were converted into 1,237,500 common shares by our consultants.

On January 10, 2006, 10,000 shares of preferred stock were converted into 250,000 common shares by our former owner.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1 Articles of incorporation, as amended are hereby incorporated by reference info Form 10-SB
3.2 Bylaws are hereby incorporated by reference into Form 10-SB
10.1 Plan of Exchange, dated August 29, 2005 , filed as an Exhibit to our Form 8-K, as filed with the Commission on August 30, 2005
10.2 First Amendment to Plan of Exchange, dated September 29, 2005, filed as an Exhibit to our Form 8-K, as filed with the Commission on September 30, 2005
10.3 Letter Agreement dated April 1, 2006, filed as an Exhibit to our Form 8-K, as filed with the Commission on April 18, 2006.
10.4 Letter from Traci J. Anderson dated February 2, 2007, filed as an Exhibit to our Form 8-K, as filed with the Commission on February 5, 2007.
14.1 Code of Ethics *
31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *
31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *
32.1 Section 1350 Certifications of Chief Executive Officer *
32.2 Section 1350 Certifications of Chief Financial Officer *

* Filed herewith.

(b) Reports on Form 8-K.

(1)
On January 4, 2006, we filed an 8-K report to announce that we will be beneficial at a municipal engineering project relating to the Western 3 rd Beltway of Xi’an City, which will increase the attractiveness and accessibility of the Theme Park for tourists traveling from the downtown areas after the completion of this project.

(2)
On January 24, 2006 we filed an 8-K report to announce that our wholly owned subsidiary, Shan Xi Kai Da Lv You Gu Wen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Kai Da”), Shan Xi Qin Epanggong Lv You Fa Zhan Gu Fen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Shan Xi Qin”), and Guangzhou Lv Rong Shu Tou Zi Gu Wen You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Greentree Financial Group China”), have entered into a Contract for a Cooperative Dinner Show at the E-pang Palace Theme Park located in Xi’An, China, which Theme Park is managed by Kai Da pursuant to a Contractual Operation Agreement.

(3)	On January 31, 2006, we filed an 8-K report amending our 8-K report filed on October 3, 2005.

(4)	On April 18, 2006, we filed an 8-K report announcing the sale of Black Chandelier, Inc. to DHX.

Subsequent Events

(5)
On February 2, 2007, our Board of Directors approved to dismiss Traci J. Anderson, CPA as its independent auditor, and engage Lake & Associates CPA’s LLC as our independent auditor to audit our financial statements for the year ended December 31, 2006 and to review our three quarterly reports in 2007. The decision to make the change was approved by our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci J. Anderson, CPA (“Anderson”) and Lake & Associates (“Lake”) for our audit of the annual financial statements for the years ended December 31, 2005 and 2006, respectively. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2006	2005
	Lake	Anderson
Audit Fees (1)	$28,000	$11,243
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	--
All Other Fees (4)	--	--
Total Accounting Fees and Services	$28,000	$11,243

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

Pre-approved Policy for Audit and Non-Audit Services

We not have a standing audit committee and the full board of directors performs all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to the Company engaging an accountant. All of the services rendered for us by the auditors were pre-approved by our board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, there unto duly authorized.

Dark Dynamite, Inc. (Registrant)

Date: April 12, 2007	By:	/s/ Lei, Ming
Lei, Ming President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with us and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lei, Ming	President, Director	April 12, 2007
Lei, Ming

/s/ Wang, Xiaojun	Chief Financial Officer, Director	April 12, 2007
Wang, Xiaojun