Form 10QSB
period 2007-03-31
DARK DYNAMITE, INC
filed 2007-05-21
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

DARK DYNAMITE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	65-1021346
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

E Pang Gong Site, 44 Hong Guang Road, Xi An, P.R. China 710068
(Address of principal executive offices)

(8629) 8436-8561
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 18, 2007:  48,591,809
Number of shares of preferred stock outstanding as of May 18, 2007: 3,295,000

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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Consolidated Unaudited Condensed Balance Sheet - March 31, 2007	5

Consolidated Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income - For the Three Months Ended March 31, 2007 and 2006	6

Consolidated Unaudited Condensed Statements of Cash Flows - For the three Months Ended March 31, 2007 and 2006	7

Notes to Consolidated Unaudited Condensed Financial Statements	8-13

Dark Dynamite, Inc. and Subsidiary
Unaudited Consolidated Balance Sheets
As of March 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,542
Accounts receivable	12,831
Inventory	15,832
Prepaid expenses	70,881
TOTAL CURRENT ASSETS	113,086

FIXED ASSETS
Property, plant, and equipment	644,390
Accumulated depreciation	(169,609)
TOTAL FIXED ASSETS	474,781

TOTAL ASSETS	$587,867

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$238,073
Due to shareholder	7,466
Other payable	25,995
TOTAL CURRENT LIABILITIES	271,534

TOTAL LIABILITIES	271,534

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock (par value $.01,	32,950
5,000,000 shares authorized, 3,295,000 shares
issued and outstanding

STOCKHOLDERS' EQUITY
Common stock (par $.0001, 250,000,000	4,860
authorized, 48,591,809 issued and outstanding
Paid in capital	3,617,895
Accumulated other comprehensive income	(2,909)
Retained earnings (deficit)	(3,336,463)
TOTAL STOCKHOLDERS' EQUITY	283,383

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$587,867

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc. and Subsidiary
Unaudited Consolidated Statement of Operations
For the three months ended March 31, 2007 and 2006

	For the Three Months
	Ended March 31,
	2007		2006
REVENUE
Sales		$128,385		$186,693
Cost of sales		27,495		35,635
GROSS PROFIT		100,890		151,058

OPERATING EXPENSES
Selling, general , and administrative		180,966		143,607
Taxes expenses		-		2,723
TOTAL OPERATING EXPENSES		180,966		146,330

INCOME (LOSS) FROM OPERATIONS		(80,075)		4,728

OTHER INCOME / (EXPENSES):
Debt forgiven		-		1,661
Finance costs		(66)		(164)
Other income (expenses)		926		(111)
TOTAL OTHER INCOME		861		1,386

NET INCOME (LOSS)		(79,215)		6,114

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Gain (Loss)		(5,767)		-

COMPREHENSIVE INCOME (LOSS)		$(84,982)		$6,114

NET LOSS PER COMMON SHARE
Basically and Fully Diluted	$	**	$	**

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		48,591,809		45,006,290

** Less than $.01

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc. and Subsidiary
Unaudited Consolidated Statement of Cash Flows
For the three months ended March 31, 2007 and 2006

	For the Three Months
	Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) after income tax	$(79,215)	$6,114
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation	28,538	5,118
Accounts receivable and other receivables	(9,210)	(65,231)
Prepaid and other assets	11,409	(8,971)
Inventory	714	76,129
Accounts payable	19,745	(231,202)
Tax payable	-	659
Other payable	25,995	-
NET CASH (USED IN) OPERATING ACTIVITIES	(2,024)	(217,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property, plant, and equipment	-	125,650
Capital loss due to preferred stock conversion	-	(446)
Purchase of property, plant, and equipment	-	(1,517)
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	123,687

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	383,003
Notes payable	-	(131,286)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	251,717

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(5,767)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,791)	158,020

CASH AND CASH EQUIVALENTS:
Beginning of period	21,333	5,307
End of period	$13,542	$163,327

SUPPLEMENTARY CASH FLOW INFORMATION
Common stock issued for services	$-	$-
Cash paid for taxes	$7,305	$2,723
Cash paid for interest	$-	$164

The accompanying notes are an integral part of these financial statements.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE A - BASIS OF PRESENTATION

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

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE B - ORGANIZATION AND BUSINESS BACKGROUD

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Property, Plant, and Equipment (Cont'd)
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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Recently Issued Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2007 and 2006 are summarized as follows:

Cash paid during the three months ended March 31, 2007 and 2006 for interest and income taxes:

2007  2006
Income Taxes                           $---  $ ---
Interest                                     $---  $ ---

NOTE E - SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2007 and 2006.

NOTE F - INCOME TAXES

The Company has approximately $3,336,463 of federal and state net operating losses available that expire in various years through the year 2025.

Due to operating losses, there was no provision for current federal or state income taxes for the three months ended March 31, 2007 and 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE F - INCOME TAXES (CONT.)

The Company’s deferred tax asset at March 31, 2007 consists of net operating loss carry-forward calculated using federal and state effective tax rates equating to approximately $1,134,000 less a valuation allowance in the amount of $1,134,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $141,000 compared to the same period in 2006.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company’s total deferred tax asset as of March 31, 2007 is as follows:

	2007	2006

Net operating loss carry-forwards	$1,134,000	$993,000
Valuation Allowance	(1,134,000)	(993,000)
	$-0-	$-0-

Tax Rate	34%	34%

NOTE G - PAYABLES, COMMITMENTS AND CONTIGENCIES

As of March 31, 2007, the Company’s subsidiary Kai Da had a Payable outstanding in the amount of $238,073 to a related party in connection with the litigation (see note I).

NOTE H - GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company has a working capital deficit and a negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Company's capital deficiency, (2) refinance existing debt on assets, (3) increase the revenues by launching new attraction in the theme park.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

NOTE I - LITIGATION

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

NOTE J - RELATED PARTY TRANSACTIONS

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

NOTE K - LOANS FROM SHAREHOLDER

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of March 31, 2007 was $7,466. The loan from shareholder has the option to convert in two years into common stock of the Company at the market price on the date the Company incurred the loan. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL DESCRIPTION OF BUSINESS

As used in this Quarterly Report, the terms "we", "us", "our," the “Registrant,” “DKDY” and the "Company" means, Dark Dynamite, Inc., a Nevada corporation, formerly known as NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. These terms also refer to our subsidiary corporation, Shanxi Kai Da Lv You Gu Wen You Xian Gong Si ("Kai Da"), a corporation organized under the laws of the Peoples’ Republic of China (“Kai Da”) acquired in August 2005.

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

In connection with our Theme Park management, we have developed three primary business segments:

*	Theme park admission and management
*	Resorts
*	Movie and television revenues

More information about our business can be found on the corporate website at http://www.qinepanggong.com.

RESULTS OF OPERATIONS FOR THE THREE MONTHS MARCH 31, 2007

FORWARD LOOKING STATEMENTS

The information herein contains certain forward looking statements within the meaning of §27A of the Securities Act of 1933, as amended and §21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the ability of us to continue its current expansion strategy, changes in the fashion and clothing markets, labor and employee benefits, as well as general market conditions, competition and pricing. Although we believe that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Our policy is to recognize income when it is earned. Kai Da's revenue is derived from ticket sales, and hotel and restaurant income. Revenues are booked net of any cash discounts. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected. Retail store sales - revenue is recognized when sales are made. They are paid by cash or credit card.

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

We recognize an impairment loss on property, plant, and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

Revenues

Gross revenues for three months ended March 31, 2007 and 2006 were $128,385 and $186,693, respectively, due primarily from ticket and product sales. We expect sales to increase during 2007 as we move toward developing our business plan. Additionally, we expect to generate new revenues in 2007 from the launch of our dinner show project.

Income / Loss

Net loss for the three months ended March 31, 2007 were $79,215, compared to net income of $6,114 for the same period ended March 31, 2006. The net losses for the three months ended March 31, 2007 were due primarily to the decrease in sales revenues and increase in selling, general and administrative expenses.

We expect to incur losses or keep breakeven in fiscal year 2006 until traffic is increased to the Theme Park and product sales increase. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 were $180,966 and $146,330, respectively, which were due primarily to the Theme Park operation. The operating expenses during the three months ended March 31, 2007 included non-cash consulting expenses of $15,977, resulting from the issuance of 2,370,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements, resulting in total expenses of $428,500 for services rendered, which was booked pro rata within the relative service periods.

Cost of Sales

Cost of sales included expenses directly related to delivering our product or services. Travel agents' commissions and direct labor would be examples of cost of sales items. During the three months ended March 31, 2007 and 2006, we had $27,495 and $35,635 in cost of sales, respectively. Cost of sales as a percentage of sales were approximately 21% and 19% for the three months ended March 31, 2007 and 2006, respectively.

Impact of Inflation and Foreign Exchange Rate

We believe that inflation and foreign exchange rate have had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $2,024 and $217,384 for the three months ended March 31, 2007 and 2006, respectively. Negative cash flows from operations in the first quarter of 2007 were primarily due to the net loss of $79,215, partially offset by the increase in accounts payable by $19,745 and the increase in other payable by $25,995 for the period.
There were no cash flows from investing activities for the three months ended March 31, 2007. Cash flows provided by investing activities were $123,687 for the three months ended March 31, 2006 due primarily to the disposal of fixtures and equipment in Black Chandelier.

There were no cash flows from financing activities for the three months ended March 31, 2007. Cash flows provided by financing activities were $251,717 for the three months ended March 31, 2006 due primarily to the capital contribution of $383,003, offset by the repayment of a note payable of $131,286.

We have funded our cash needs for the three months ended March 31, 2007 with a series of debt and equity transactions. We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2007 and $100,000 for the two years thereafter.

Overall, we have funded our cash needs from inception through March 31, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $13,542 on hand and working capital deficit of $158,448 as of March 31, 2007. Currently, we do not have enough cash to fund our operations for about six months. This is based on our current negative cash flows from operating activities, working capital deficit, and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2007 and approximately $100,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans.

    Demand for the products and services will be dependent on, among other things, market acceptance of our theme park, Chinese entertainment market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

    Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We are engaged in Theme Park management and related entertainment shows. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our Theme Park and our concept.

Ability to Continue as a Going Concern

    As shown in the accompanying unaudited financial statements, we have a working capital deficit and a negative cash flow from operations that have placed substantial doubt as to whether we can continue as a going concern. Our ability to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate our capital deficiency, (2) refinance existing debt on assets, (3) increase the revenues by launching new attraction in the theme park.

ITEM 3. CONTROLS AND PROCEDURES.

    We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Our controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. (a.k.a. Dark Dynamite, Inc.) was named as a respondent. Our former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation. The complaint alleges that NCI failed to accurately and fully disclose the nature of NCI's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCI. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off-shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. We filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth our actions, which form the basis of a cause of action against us that was denied by the Court. We filed an answer disputing the allegations of the complaint and have participated in some pre-trial discovery. The Government and we have agreed upon the terms of a settlement, the terms of which provide for us to pay the sum of $30,000 to the SEC. The SEC is currently reviewing the terms of a proposed consent decree in which we would neither admit nor deny the claims made in the complaint and be subject to an injunction prohibiting future violations of the securities laws and regulations, this review has been pending for more than 18 months with no report of expected action on the proposal and without any change in the status of the litigation impacting on Dark Dynamite, Inc.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits And Reports On Form 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the first quarter of 2007

(1)	On February 5, 2007, we filed a current report on Form 8-K to announce the change of our certifying accountant.

(2)	On March 13, 2007, we filed an amendment to Form 8-K, dated October 12, 2005, regarding the correction of the financial statements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DARK DYNAMITE, INC.

Date: May 20, 2007	By:	/s/ Ming Lei
Ming Lei President and CEO

Date: May 20, 2007	By:	/s/ Xiaojun Wang
Xiaojun Wang Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer.

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.