Form 10KSB/A
period 2006-12-31
DARK DYNAMITE, INC
filed 2007-06-21
CIK 830664

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

As of June 19, 2007, there were 48,591,809 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.11 reported by brokers) held by non-affiliates was approximately $5,072,190.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Number of shares of common stock outstanding as of June 19, 2007:  48,591,809
Number of shares of preferred stock outstanding as of June 19, 2007:   3,295,000

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

PART I

Explanatory note: We revised this filing herein in order to reply to SEC comments that we received based on our initial Form 10-KSB filing. We made specific accounting changes to our financial statements herein. The qualitative and quantitative effects on our financial condition, results of operation and cash flows for the periods presented are listed below. We also documented the reasons for the changes below. We labeled the financial statements as restated and included a separate footnote that includes the disclosures required by paragraphs 36 and 37 of APB Opinion No. 20.

The changes to our Form 10-KSB are as follows:

1. We revised our filing to include an explanatory note directly before Item 1 that states our substantive reasons for filing an amendment to Form 10-KSB, including the nature of each specific accounting change to our financial statements, including both the qualitative and quantitative effects on our financial condition, results of operation and cash flows for the periods presented and the reasons for the changes. We also labeled the financial statements as restated and included a separate footnote that includes the disclosures required by paragraphs 36 and 37 of APB 20.

2. We revised our disclosure to state that Mr. Richard Surber transferred approximately 4.9 million shares of convertible preferred stock, we issued 100,000 common shares to Kai Da and Mr. Surber received the $495,000 in cash. Mr. Surber did not contribute a portion of this consideration to us.

3. We included as exhibit 10.5, a copy of the Contractual Operation Agreement between Shaanxi Epang Palace Tourism Development Cp., Ltd. And Shaanxi Kai Da Tourism Consultant Co., Ltd.

4. We updated our discussion to discuss the recapitalization that occurred on October 3, 2005. We explained that the historical financial statements are those of Kai Da, the operating entity and not ours. We also stated that the capital structure of the consolidated entity is different than that appearing in earlier periods due to recapitalization accounting. Finally, we clarified the legal and accounting form of the transaction and our current operating efforts to manage theme park and travel related businesses.

5. We added disclosure to the footnotes of the financial statements of how we recognize revenue on park admissions, hotel and conference room rentals, sales of products and management fees.

6. We expanded our MD&A section to separately explain the comparative results for each of our primary business segments, further explained the principal reason for the dramatic revenues increase in the fourth quarter of 2005 and explained the reason for the above mentioned decrease in salaries in light of the increase in employees.

7. We revised our financial statements to exclude inception to date periods and include annual periods as required by Rule 310(a) of Regulation S-B. We also revised the discussion in MD&A under the General heading and elsewhere in our filing, as applicable.

8. We parenthetically disclosed the number of shares issued and outstanding in the Balance Sheet’s Stockholders’ Equity section for each balance sheet presented.

9. We adjusted our statements of operations to separately present revenue and cost of sales for tangible products and services for 2005 and 2006.

10. We adjusted several line items on our 2005 consolidated statement of cash flows to correct the statement.

11. We deleted a line from our consolidated statement of cash flows for 2006 and adjusted another line item.

12. We revised the consolidated statements of cash flows by adding supplementary non-cash investing and financing activities which include the conversion of preferred to common shares and the purchase of fixed assets with a related party lease contract.

13. We revised our consolidated financial statements to record the $175,000 of closing costs contribution made by a related party as a period expense at the date of the recapitalization.

14. We added three paragraphs to the end of the business organization paragraph in our footnotes to the consolidated financial statements.

15. We adjusted our footnote disclosure to state that the accounting acquirer and acquiree is Kai Da and Dark Dynamite, respectively. We also added a sentence to the effect that the capital structure of the surviving consolidated company (the accounting acquirer) is now different from that appearing in the historical financial statements of the accounting acquiree due to the effects of recapitalization accounting.

16. We expanded our footnote to discuss our accounting policy for all entities that we control by ownership, through majority voting interest or variable interest entities for which we are or are not the primary beneficiary. We also stated our policy of accounting for significant intercompany accounts and transactions.

17. We revised our policy note to specifically address current business activities including how we recognize revenue for theme park admissions and related product sales, resort activities, film and television revenues and management fees recognized under the E Pang Gong Theme Park agreement.

18. We clarified the disclosure to plainly state the nature of the services provided to E Pang Gong, the fees generated by Kai Da under the management agreement and the recognition method.

19. We included a list of our subsidiaries in item 13.

20. We revised our earnings per share to properly compute the weighted average common shares outstanding.

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

On October 3, 2005, we transferred a total of 4,990,000 shares of convertible preferred stock to Kai Da and/or the Kai Da shareholders for $495,000, less related expenses, and issued 100,000 new shares of common stock to Kai Da and/or the Kai Da shareholders in exchange for all of their shares of registered capital of Kai Da, which then became a wholly-owned subsidiary. After the closing, Kai Da and/or the Kai Da shareholders converted 1,600,000 of the 4,990,000 shares of Convertible Preferred Stock purchased into 40,000,000 shares of common stock, and transferred all of the 40,100,000 shares of common stock issued to them at the closing, pursuant to trust arrangements established under Chinese law, on a pro rata basis and in a Regulation S offering, to approximately 3,601 shareholders of Shanxi E Pang Gong Tourism Development Co., Ltd. (“E Pang Gong”), a limited liability company organized under the laws of the Peoples’ Republic of China. E Pang Gong controls the leasehold interest and certain improvements associated with the E Pang Gong Theme Park in Xi’An, China. The E Pang Gong Theme Park and related improvements is the subject of a management contract with Kai Da, pursuant to which Kai Da manages the Theme Park assets and earns most of its revenues.

Mr. Richard Surber transferred approximately 4.9 million shares of convertible preferred stock, we issued 100,000 common shares to Kai Da and Mr. Surber received the $495,000 in cash. Mr. Surber did not contribute a portion of this consideration to us.

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

Employees

We have hired approximately 210 full-time employees to operate the Theme Park and the Resort, of which 35 persons are on the management team. The other positions include waiters, waitresses, landscapers, maids, securities, cleaners, and so on. All the artists for the shows are subject to their respective performance contracts.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPER ATIONS

General

Our plan of operation for the coming year, as discussed above, is to pursue Dark Dynamite’s operations beyond the developmental stage. Our former president, Jared Gold, formerly reengineered us as a lifestyle company that intends to produce clothing, candles, body products, and various confections. Dark Dynamite will endeavor to set itself apart from its competition by offering a highly stylized product at a very competitive price.

Please note that our recapitalization occurred on October 3, 2005, thus the historical financial statements are those of Kai Da, the operating entity and not ours. The capital structure of the consolidated entity is different than that appearing in earlier periods due to recapitalization accounting. The legal and accounting form of the transaction are different. Our current operating efforts are to manage theme park and travel related businesses and we are no longer a lifestyle company as mentioned in the previous paragraph.

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

We are now principally engaged in the theme park management in the PRC.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005.

Revenues

Gross revenues for the years ended December 31, 2006 and 2005 were $834,554 and $426,665, respectively. The increase of 95% was due primarily to increased ticket and product sales in 2006 due to more events held this year and the launch of our dinner show project in 2006 as compared to the prior year. We expect sales to increase during 2007 as we move toward developing our business plan.

Furthermore, we conduct contracted management of the E'Pang palace theme park and resorts since only August 1, 2005. China's national holiday is from October 1st to October 7th which boosts up the revenue during the fourth quarter period.

Of the $834,554 in gross revenues for 2006, $3,962 was for product sales that are immaterial to our financial statements taken as a whole. We had no revenues earned from movie and television for 2005 and 2006. The majority of our revenue came from theme park sales of which ticket sales were $609,366, restaurant sales were $2,178 and Cicerone was $7,017.

Due to the different peak season timing for the theme park and most of our tours are a one-day trip to the theme park, the revenue appears to be diversified. The theme park is not the only resource of revenue. The peak season for the theme park tickets is from March to October, compared to the peak season for the resorts is the first quarter.

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

Salary related expenses decreased from $131,205 in fiscal 2005 to $117,576 in fiscal 2006. We were able to reduce labor expense when we increased the number of employees by 166 people. The mix of our employees changes in that lesser expensive employees were paid in 2006 versus 2005.

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

Cash flows provided by (used in) financing activities were $(21,421) and $39,750 for the years ended December 31, 2006 and 2005, respectively. We had an outstanding note payable which relates to the financing/ lease contract for the acquisition of fixed assets and this was paid off in 2006. Additionally, we received total monetary capital contributions of $402,987 in 2006.

Furthermore, we received the $402,987 equally from Ke Xianyan, President and shareholder of Kai Da and Chen Bing, shareholder of Kai Da. These capital contributions were in the form of monetary cash consideration received during 2006. The capital contributions were recorded as credits to our equity section of the balance sheet in the form of additional paid in capital with debits to the cash account.

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

ITEM 7.   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dark Dynamite, Inc. and Subsidiaries

I have audited the accompanying balance sheet of Dark Dynamite, Inc. and Subsidiaries as of December 31, 2005, and the related statement of operations, stockholders’ deficit, and cash flows for the year ending December 31, 2005.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dark Dynamite, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year ending December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LAKE & ASSOCIATES CPA’S LLC
LAKE & ASSOCIATES CPA’S LLC
BOCA RATON FLORIDA

March 31, 2007

Dark Dynamite, Inc. and Subsidiary
Consolidated Balance Sheets
As of December 31, 2006 and 2005

Restated
	2006	2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$21,333	$5,307
Accounts Receivable	3,621	59,587
Inventory	16,546	89,346
Prepaid Expenses	82,290	3,421
TOTAL CURRNET ASSETS	123,789	157,661

FIXED ASSETS
Property, Plant, and Equipment	644,390	729,738
Accumulated Depreciation	(141,071)	(49,015)
TOTAL FIXED ASSETS	503,319	680,723

TOTAL ASSETS	$627,109	$838,384

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$218,328	$502,924
Due to Shareholder	7,466	-
Taxes Payable Payable	-	6,759
Notes Payable - Current Portion	-	29,611

TOTAL CURRENT LIABILITIES	225,794	539,294

LONG-TERM LIABILITES
Notes Payable	-	402,263
TOTAL LONG-TERM LIABILITES	-	402,263

TOTAL LIABILITIES	225,794	941,557

COMMITMENTS AND CONTINGENCIES
Redeemable Preferred Stock (par value $.01,	32,950	34,000
5,000,000 Shares Authorized, 3,295,000 Shares
Issued and Outstanding

STOCKHOLDERS' EQUITY
Common Stock (par $.0001, 250,000,000	4,860	4,360
Authorized, 48,596,568 and 43,601,568 shares
issued and outstanding, respectively.
Paid in Capital	3,792,895	2,960,858
Accumulated Other Comprehensive Income	2,858	1,132
Retained Earnings (Deficit)	(3,432,248)	(3,103,523)
TOTAL STOCKHOLDERS' EQUITY	368,365	(137,173)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$627,109	$838,384

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc. and Subsidiary
Consolidated Statement of Operations
For the year ended December 31, 2006 and
for the period from August 1, 2005 (Inception) through December 31, 2005

Restated	2006	2005
REVENUE
Services Sales	$830,592	$425,665
Product Sales	3,962	-
Cost of Services Sales	127,036	131,946
Cost of Product Sales	2,837	-
GROSS PROFIT	704,681	293,719
OTHER REVENUES:
Other Operating Income	-	8,317

OPERATING INCOME	704,681	302,036

OPERATING EXPENSES
Selling, General , and Administrative	1,053,496	3,431,618
INCOME (LOSS) FROM OPERATIONS	(348,815)	(3,129,582)

OTHER INCOME / (EXPENSES):
Debt Forgiven	-	26,059
Finance Costs	(807)	-
Non-Operating Income	2,127	-
Total Other Income (Expense)	1,320	26,059

NET INCOME (LOSS) BEFORE TAXES	(347,495)	(3,103,523)

INCOME TAX EXPENSE	(8,553)	-

NET (LOSS) FROM CONTUNUED OPERATIONS	$(356,048)	$(3,103,523)

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS SUBSIDIARY	27,322	-

NET (LOSS)	(328,725)	(3,103,523)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	1,727	1,132

COMPREHENSIVE INCOME (LOSS)	$(326,998)	$(3,102,391)

NET LOSS PER COMMON SHARE
Basically and Fully Dilluted	$(.01)	$(.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,337,314	41,800,784

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc. and Subsidiary
Consolidated Statement of Cash Flows
For the year ended December 31, 2006 and
for the period from August 1, 2005 (Inception) through December 31, 2005

Restated	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(328,725)	$(3,103,523)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Depreciation	95,055	42,703
Contributed closing costs by related party	-	175,000
Stock for Services	428,500	2,700,000
Accounts Receivable and Other Receivables	55,966	(59,587)
Prepaid and Other Assets	(78,687)	(1,216)
Inventory	72,800	(67,800)
Accounts Payable	(285,646)	208,132
Tax Payable	(6,759)	6,759
NET CASH (USED IN) OPERATING ACTIVITIES	(47,496)	(99,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property, plant, and equipment	102,227	28,440
Purchase of property, plant, and equipment	(19,010)	(428,506)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	83,217	(400,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of notes payable	-	431,874
Principal repayments on notes payable	(431,874)	-
Proceeds from shareholder loan	79,841	-
Payment on shareholder loan	(72,375)	-
Capital contribution	402,987	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21,421)	431,874

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	1,726	1,132

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,026	(66,592)

CASH AND CASH EQUIVALENTS:
Beginning of period	5,307	71,899
End of period	21,333	5,307

SUPPLEMENTARY NON-CASH FINANCING INFORMATION:
Common stock issued for services	$428,500	$2,700,000
Preferred stock conversion into common stock	$1,050	$16,000
Purchase of fixed assets with a related party lease contract	$-	$147,142

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc. and Subsidiary
Consolidated Statement of Equity
For the year ended December 31, 2006 and
For the period from August 1, 2005 (Inception) through December 31, 2005

Restated					Accumulated
	Common Stock ($.0001 par)		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balances, January 1, 2005	100,000	$10	$74,208	$-		$74,218
Preferred stock conversion	40,000,000	4,000	12,000			16,000
Recapitalization	501,568	50	(50)	-
Contributed closing costs by related party	-	-	175,000			175,000
Issuance of stock for services	3,000,000	300	2,699,700	-		2,700,000
Other comprehensive income					1,132	1,132
Net (loss) for the year	-	-	-	(3,103,523)	-	(3,103,523)

Balances, December 31, 2005	43,601,568	$4,360	$2,960,858	$(3,103,523)	$1,132	$(137,173)

Preferred stock conversion	1,237,500	124	371	-		495
Preferred stock conversion	250,000	25	75	-		100
Contributed capital, which from a related party	-	-	402,987	-		402,987
Peferred stock conversion	1,137,500	114	341	-		455
Issuance of stock for services	2,370,000	237	428,263	-		428,500
Other comprehensive income					1,726	1,726
Net (loss) for the year	-	-	-	(328,725)	-	(328,725)

Balances, December 31, 2006	48,596,568	$4,860	$3,792,895	$(3,432,248)	$2,858	$368,365

The accompanying notes are an integral part of these financial statements.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accounting acquirer and acquiree are Kai Da and Dark Dynamite, respectively. In addition, the capital structure of the surviving consolidated company (the accounting acquirer) is now different from that appearing in the historical financial statements of the accounting acquiree due to the effects of recapitalization accounting.

Kai Da is principally engaged in the theme park management in the PRC.

DKDY and its wholly-owned subsidiary Kai Da are hereafter referred to as (the “Company”).

After the acquisition of Kai Da, the Company changed its primary business into theme park management and travel related services. The Company contracts and operates the Theme Park of Qin E Pang Gong (“Theme Park”) through Shanxi Kai Da Lv You Gu Wen You Xian Gong Si (“Kai Da”), its wholly owned subsidiary in China. The Theme Park was built up at the historical address of E Pang Gong, the most prestigious and largest palace in Chinese history built for Qin Shi Huang, the first emperor in the Qin dynasty over 2,200 years ago. E Pang Gong was burned down during the war and became a legend as well as the subject of numerous historical books. In 1994, the historical address of E Pang Gong was appraised by United Nations Educational, Scientific and Cultural Organization ("UNESCO") as one of the wonders in the ancient world due to the size of the palace and the degree of preservation. The current theme park was built imitating the original palace based on historical records and legends, covering approximately 5.59 million square feet consisting of several building structure, including the Front Palace, Qihe River, Magnetic Gate, Heaven Tower, Earth Temple, Lan-Chi Palace and the Shang-Lin Garden. Management believes it’s a significant achievement to be able to display such a famous and grand palace

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Business Organization (Cont.) - to the domestic and international communities. It is believed to be one of the more important historical sites in China.

In connection with the Company’s Theme Park management, it has currently developed three primary business segments:

•	Theme park admission and management
•	Resorts
•	Movie and television revenues

More information about the Company’s business can be found on its corporate website on the Internet athttp://www.qinepanggong.com.

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

Revenue Recognition - The Company's policy is to recognize income when it is earned. Kai Da's revenue is derived from ticket sales, and hotel and restaurant income. Revenues are booked net of any cash discounts. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected. Retail store sales of products- revenue is recognized when sales are made. They are paid by cash or credit card. Park admissions- revenues from advance theme park ticket sales are recognized when the tickets are used. Management fees- revenues from management fees E Pang Gong Theme Park agreement are recognized as earned over the related period of time of the management services. Hotel and conference room rentals- revenues are recognized as earned at the conclusion of the nightly stay or conference room rental.

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Principles of Consolidation - The consolidated financial statements include the financial information of the Company and its subsidiaries. The results of subsidiaries acquired or disposed of during the period are consolidated from or to their effective dates of acquisition or disposal, respectively. All material intercompany balances and transactions have been eliminated on consolidation.

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

Foreign Currencies (KAI DA-Foreign Subsidiary) - The assets and liabilities denominated in respective functional currencies are translated into United States Dollars at the exchange rate as of the balance sheet date. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions. Revenues, costs, and expenses denominated in respective functional currencies are translated into United States Dollars at the weighted average exchange rate for the period. The effects of foreign currencies translation adjustments are included in the definition of the changes included in comprehensive income.

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Recently Issued Accounting Pronouncements -  In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

In September 2006, the FASB issued SFAS No. 157 and No. 158. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE B – SUPPLEMENTAL CASH FLOW INFORMATION

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

NOTE C – SEGMENT REPORTING

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

NOTE D – INCOME TAXES

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

The Company’s total deferred tax asset as of December 31, 2006 is as follows:

                                                                                  2006                               2005
Net operating loss carry-forwards                $1,090,000                       $995,000
Valuation Allowance                                   (1,090,000)                      (995,000)
                                                                              $          -0-                      $        -0-

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE E – NOTES PAYABLE

Notes payable at December 31, 2006 and 2005 consist of the following:

	2006	2005
Secured note payable to an unrelated party.
Bearing 10% interest. $	-0-	$10,350

Unsecured note payable to an unrelated party.
Bearing 10% interest.	-0-	9,261

Secured note payable to an unrelated party.
Bearing 0% interest.	-0-	10,000

Total	$-0-	$29,611

NOTE F – PAYABLES, COMMITMENTS AND CONTIGENCIES

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

NOTE G – PREFERRED STOCK

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE H – COMMON STOCK

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

NOTE I – REVERSE STOCK SPLITS

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

NOTE J – CONTROL OF THE CORPORATION

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

NOTE K – GOING CONCERN

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE L – LITIGATION

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

NOTE M – RELATED PARTY TRANSACTIONS

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

The President and shareholders of Kai Da contributed cash in the approximate amount of $400,000 to the Company during 2006.

NOTE N – DISPOSAL OF SUBSIDIARY

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

NOTE O – DISCONTINUED OPERATIONS

As noted in Note N above, the Company’s operating subsidiary ceased operations due to an agreement and related sale thereto. The discontinued operations are reported in these financial statements for the two reporting years, at December 31, 2006 and 2005 as follows:

	2006	2005
Revenues	$-	$-
Costs and Expenses	-	-
Loss from discontinued operations	$-	$-

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

Evaluation of Disclosure Controls and Procedures – our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective.

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

ITEM 10. EXECUTIVE COMPENSAT ION

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
10.5 Contractual Obligation Agreement, dated July 5, 2005. *
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

List of Subsidiaries:
1.	Black Chandelier, Inc.
2.	Shanxi Kai Da Lv You Gu Wen You Xian Gong Si ("Kai Da”)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVI CES

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

Dark Dynamite, Inc. (Registrant)

Date: June 21, 2007	By:	/s/ Lei, Ming
Lei, Ming President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with us and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lei, Ming	President, Director	June 21, 2007
Lei, Ming

/s/ Wang, Xiaojun	Chief Financial Officer, Director	June 21, 2007
Wang, Xiaojun