Form 10QSB
period 2007-06-30
DARK DYNAMITE, INC
filed 2007-08-17
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

DARK DYNAMITE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	65-1021346
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of August 15, 2007:  48,591,809
Number of shares of preferred stock outstanding as of August 15, 2007:   3,295,000

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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Page

Unaudited Consolidated Balance Sheet - June 30, 2007	5

Unaudited Consolidated Statements of Operations and Comprehensive Income - For the Three and Six Months Ended June 30, 2007 and 2006	6

Unaudited Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2007 and 2006	7

Notes to Unaudited Consolidated Financial Statements	8-14

Dark Dynamite, Inc. and Subsidiary
Unaudited Consolidated Balance Sheets
As of June 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,845
Accounts receivable	9,794
Inventory	16,186
Prepaid expenses	67,606
TOTAL CURRENT ASSETS	110,432

FIXED ASSETS
Property, plant, and equipment	644,857
Accumulated depreciation	(198,542)
TOTAL FIXED ASSETS	446,315

TOTAL ASSETS	$556,747

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$242,899
Due to shareholder	12,691
Tax payable	(7,245)
Other payable	31,991
TOTAL CURRENT LIABILITIES	280,336

TOTAL LIABILITIES	280,336

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock (par value $.01,	32,950
5,000,000 shares authorized, 3,295,000 shares
issued and outstanding

STOCKHOLDERS' EQUITY
Common stock (par $.0001, 250,000,000	4,860
authorized, 48,591,809 issued and outstanding
Paid in capital	3,792,895
Accumulated other comprehensive income	(1,523)
Retained earnings (deficit)	(3,552,772)
TOTAL STOCKHOLDERS' EQUITY	243,461

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$556,747

The accompanying notes are an integral part of these financial statements.

Dark Dynamite, Inc and Subsidiary
Unaudited Consolidated Statement of Operations
For the three and six months ended June 30, 2007 and 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues
Sales	$169,168	$314,176	$297,553	$501,165
Cost of sales	35,634	49,109	63,129	84,833
Gross profits	133,534	265,067	234,424	416,332

Operating expenses
Selling, general and administrative	174,035	238,718	355,001	379,744
Taxes expenses	-	-	-	-
Total Operating Expenses	174,035	238,718	355,001	379,744

Income (Loss) from Operations	(40,501)	26,349	(120,577)	36,588

Other income (expenses)
Debt forgiven	-	-	-	-
Finance costs	1	(401)	(65)	(564)
Other income (expense)	(808)	-	118	-
Total other income (loss)	(807)	(401)	53	(564)

Income (loss) from Operations	(41,308)	25,948	(120,523)	36,024

Income taxes	-	9,553	-	12,269

Income after income taxes	(41,308)	16,395	(120,523)	23,755

Gain on disposal of Subsidiary	-	27,322	-	27,322

Net Income (Loss)	(41,308)	43,717	(120,523)	51,077

Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,386	-	(4,381)	599
	.	.	.	.
Comprehensive income (loss)	(39,922)	43,717	(124,904)	51,676

Net loss per common share - basic and diluted	**	**	**	**

Weighted average number of common
shares outstanding - basic	48,591,809	45,089,068	48,591,809	45,047,679
**Less than $.01

The accompanying notes are an integral part of the financial statements

Dark Dynamite, Inc. and Subsidiary
Unaudited Consolidated Statement of Cash Flows
For the six months ended June 30, 2007 and 2006

	For the Six Months
	Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) after income tax	$(120,523)	$51,077
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation	57,471	33,164
Accounts receivable and other receivables	(6,173)	56,491
Prepaid and other assets	14,684	145
Inventory	360	73,370
Accounts payable	24,571	(312,501)
Tax payable	(7,245)	6,000
Other payable	31,991	33,513
NET CASH (USED IN) OPERATING ACTIVITIES	(4,865)	(58,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property, plant, and equipment	-	106,118
Capital loss due to preferred stock conversion	-	(446)
Increase in paid in capital	-	387,320
Purchase of property, plant, and equipment	(467)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	(467)	492,992

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	5,225	78,299
Notes payable	-	(402,263)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,225	(323,964)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(4,381)	599

NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,488)	110,886

CASH AND CASH EQUIVALENTS:
Beginning of period	21,333	5,307
End of period	$16,845	$116,193

SUPPLEMENTARY CASH FLOW INFORMATION
Common stock issued for services	$-	$-
Cash paid for taxes	$-	$4,052
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE B - ORGANIZATION AND BUSINESS BACKGROUD (CONT.)

After the acquisition of Kai Da, the Company changed its primary business into theme park management and travel related services. The Company contracts and operates the Theme Park of Qin E Pang Gong (“Theme Park”) through Shanxi Kai Da Lv You Gu Wen You Xian Gong Si (“Kai Da”), its wholly owned subsidiary in China. The Theme Park was built up at the historical address of E Pang Gong, the most prestigious and largest palace in Chinese history built for Qin Shi Huang, the first emperor in the Qin dynasty over 2,200 years ago. E Pang Gong was burned down during the war and became a legend as well as the subject of numerous historical books. In 1994, the historical address of E Pang Gong was appraised by United Nations Educational, Scientific and Cultural Organization ("UNESCO") as one of the wonders in the ancient world due to the size of the palace and the degree of preservation. The current theme park was built imitating the original palace based on historical records and legends, covering approximately 5.59 million square feet consisting of several building structure, including the Front Palace, Qihe River, Magnetic Gate, Heaven Tower, Earth Temple, Lan-Chi Palace and the Shang-Lin Garden. Management believes it’s a significant achievement to be able to display such a famous and grand palaceto the domestic and international communities. It is believed to be one of the more important historical sites in China.

In connection with the Company’s Theme Park management, it has currently developed three primary business segments:

•	Theme park admission and management
•	Resorts
•	Movie and television revenues

More information about the Company’s business can be found on its corporate website on the Internet at http://www.qinepanggong.com.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition - The Company's policy is to recognize income when it is earned. Kai Da's revenue is derived from ticket sales, and hotel and restaurant income. Revenues are booked net of any cash discounts. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected. Retail store sales of products- revenue is recognized when sales are made. They are paid by cash or credit card. Park admissions- revenues from advance theme park ticket sales are.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Revenue Recognition (cont.) - recognized when the tickets are used. Management fees- revenues from management fees E Pang Gong Theme Park agreement are recognized as earned over the related period of time of the management services. Hotel and conference room rentals- revenues are recognized as earned at the conclusion of the nightly stay or conference room rental.

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

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Property, Plant, and Equipment (cont.) - The Company recognizes an impairment loss on property, plant, and equipment when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Deferred Taxes - Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Accounts Receivable - Accounts deemed uncollectible are written off in the year they become uncollectible.  No receivables were deemed uncollectible as of June 30, 2007.

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

Recently Issued Accounting Pronouncements - The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of June 30, 2007.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE D – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2007 and 2006 are summarized as follows:

     Cash paid during the six months ended June 30, 2007 and 2006 for interest and income taxes:

2007                      2006
Income Taxes                           $---                      $ ---
Interest                                     $---                      $ ---

NOTE E – INCOME TAXES

The Company has approximately $3,552,772 of federal and state net operating losses available that expire in various years through the year 2025.

Due to operating losses, there was no provision for current federal or state income taxes for the six months ended June 30, 2007 and 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at June 30, 2007 consists of net operating loss carry-forward calculated using federal and state effective tax rates equating to approximately $1,208,000 less a valuation allowance in the amount of $1,208,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $230,000 compared to the same period in 2006.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

DARK DYNAMITE, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE E – INCOME TAXES (CONT.)

The Company’s total deferred tax asset as of June 30, 2007 is as follows:

	2007	2006

Net operating loss carry-forwards	$1,208,000	$978,000
Valuation Allowance	(1,208,000)	(978,000)
	$-0-	$-0-

Tax Rate	34%	34%

NOTE F – PAYABLES, COMMITMENTS AND CONTIGENCIES

As of June 30, 2007, the Company had a Payable outstanding in the amount of $242,899, of which $136,500 in connection with the litigation (see note H).

NOTE G - GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company has a working capital deficit and small cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Company's capital deficiency, (2) refinance existing debt on assets, (3) increase the revenues by launching new attraction in the theme park.

NOTE H – LITIGATION

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
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

NOTE I – RELATED PARTY TRANSACTIONS

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

NOTE J - LOANS FROM SHAREHOLDER

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of June 30, 2007 was $12,691. The loan from shareholder has the option to convert in two years into common stock of the Company at the market price on the date the Company incurred the loan. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In connection with our Theme Park management, we have developed three primary business segments:

*	Theme park admission and management
*	Resorts
*	Movie and television revenues

More information about our business can be found on the corporate website at http://www.qinepanggong.com.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS JUNE 30, 2007

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

Revenues

Gross revenues for three and six months ended June 30, 2007 were $169,168 and $297,553, respectively, derived from ticket sales, and hotel and restaurant income. The decreases by $145,008 and $203,612, compared to gross revenues of $314,176 and $501,165 for the same periods ended June 30, 2006, respectively, were due primarily to the consummation of the contracts with some travel agents in February 2007, pursuant to which the travel agents brought tourists to our theme park for the discounted price. Due to the different peak season timing for the theme park and most of our tours are a one-day trip to the theme park, the revenue appears to be diversified. The theme park is not the only resource of revenue. The peak season for the theme park tickets is from March to October, compared to the peak season for the resorts is the first quarter.We expect sales to increase during the second half year of 2007 as we move toward developing our business plan. Additionally, we expect to generate new revenues in 2007 from the launch of our dinner show project.

We had no revenues earned from movie and television for the three and six months ended June 30, 2007 and 2006.

Income / Loss

Net losses for the three and six months ended June 30, 2007 were $41,308 and $120,523, respectively, compared to net income of $43,717 and $51,077 for the same period ended June 30, 2006, respectively. The net losses for the three and six months ended June 30, 2007 were due primarily to the decrease in sales revenues and increase in selling, general and administrative expenses.

We expect to incur losses or keep breakeven in fiscal year 2007 until traffic is increased to the Theme Park and product sales increase. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses were due primarily to the Theme Park operation, which were $174,035 and $355,001 for the three and six months ended June 30, 2007, respectively, compared to selling, general and administrative expenses of $238,718 and $379,744 for the same periods ended June 30, 2006, respectively. The operating expenses during the three and six months ended June 30, 2007 included non-cash consulting expenses resulting from the issuance of 2,370,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements, resulting in total expenses of $428,500 for services rendered booked pro rata within the relative service periods completed as of June 30, 2007, which were $15,452 and $30,904 for the three and six months ended June 30, 2007, respectively.

Cost of Sales

Cost of sales included expenses directly related to delivering our product or services. Travel agents' commissions and direct labor would be examples of cost of sales items. During the three and six months ended June 30, 2007, we had $35,634 and $63,129 in cost of sales, respectively, compared to cost of sales of $49,109 and $84,833 for the same periods ended June 30, 2006. The decrease in cost of sales during the first six months of 2007 was due primarily to the decrease in sales revenues. Cost of sales as a percentage of sales was approximately 21.1% and 21.2% for the three and six months ended June 30, 2007, respectively.

Impact of Inflation and Foreign Exchange Rate

We believe that inflation and foreign exchange rate have had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $4,865 and $58,741 for the six months ended June 30, 2007 and 2006, respectively. Negative cash flows from operations in the first six months of 2007 were primarily due to the net loss of $120,523, partially offset by decrease in prepayment by $14,684, the increase in accounts payable and other payable, which were $24,571 and $31,991, respectively.

Cash flows used in investing activities were $467 for the six months ended June 30, 2007 due primarily to the purchase of equipment. Cash flows provided by investing activities were $492,992 for the six months ended June 30, 2006 due primarily to the disposal of fixtures and equipment in Black Chandelier and the increase in paid in capital of $387,320.

Cash flows provided by financing activities were $5,225 for the six months ended June 30, 2007 due primarily to shareholder loan, compared to cash flows of $323,964 used in financing activities for the six months ended June 30, 2006, which were attributable to the repayments of notes payable.

We have funded our cash needs for the six months ended June 30, 2007 with a series of debt and equity transactions. We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2007 and $100,000 for the two years thereafter.

Overall, we have funded our cash needs from inception through June 30, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $16,845 on hand and working capital deficit of $169,904 as of June 30, 2007. Currently, we do not have enough cash to fund our operations for about six months. This is based on our small cash on hand, working capital deficit, and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2007 and approximately $100,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Ability to Continue as a Going Concern

As shown in the accompanying unaudited financial statements, we have a working capital deficit and small cash flow from operations that have placed substantial doubt as to whether we can continue as a going concern. Our ability to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate our capital deficiency, (2) refinance existing debt on assets, (3) increase the revenues by launching new attraction in the theme park.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. (a.k.a. Dark Dynamite, Inc.) was named as a respondent. Our former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation. The complaint alleges that NCI failed to accurately and fully disclose the nature of NCI's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCI. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off-shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. We filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth our actions, which form the basis of a cause of action against us that was denied by the Court. We filed an answer disputing the allegations of the complaint and have participated in some pre-trial discovery. The Government and the Defendant had agreed upon the terms of a settlement, the terms of which provided for us to pay the sum of $30,000 to the SEC. However the SEC has decided to reject the settlement and moved forward on a summary judgment.

Dark Dynamite, Inc. and Diversified Holdings X, Inc. v. Allen E. Weintraub and Miami Venture Capital, Inc. Civil complaint filed in the Third District Court of the State of Utah, Salt Lake County, Civil No. 050905249. A default judgment was entered against the defendants on March 15, 2006 after a hearing before a Utah court, the judgment awarded damages in the sums of $267,892, and an award for costs and attorneys fees has not yet been calculated. Mr. Weintraub had previously filed a claim in Florida federal court, that case has been dismissed and transferred to Utah.  There have been no filings on the case since January of 2007.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

            None.

Item 6. Exhibits And Reports On Form 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the second quarter of 2007

(1)	On June 20, 2007, we filed an amendment to Form 8-K, dated October 12, 2005, regarding the full disclosure about the reverse merger with Kai Da and the revised financial statements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DARK DYNAMITE, INC.

Date: August 15, 2007	By:	/s/ Ming Lei
Ming Lei President and CEO

Date: August 15, 2007	By:	/s/ Xiaojun Wang
Xiaojun Wang Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

.