Form 10QSB
period 2007-09-30
DARK DYNAMITE, INC
filed 2007-11-16
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

 China International Tourism Holdings, Ltd.
F/K/A DARK DYNAMITE, INC.
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

Yes [x]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

Number of shares of common stock outstanding as of November 12, 2007:  48,591,809
Number of shares of preferred stock outstanding as of November 12, 2007:   3,295,000

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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Page

Unaudited Consolidated Balance Sheet - September 30, 2007	5

Unaudited Consolidated Statements of Operations and Comprehensive Income - For the Three and Nine Months Ended September 30, 2007 and 2006	6

Unaudited Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2007 and 2006	7

Notes to Unaudited Consolidated Financial Statements	8-14

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD., AND SUBSIDIARY
F/K/A DARK DYNAMITE INC.
Unaudited Consolidated Balance Sheet
As of September 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,301
Accounts receivable	8,118
Inventory	14,844
Prepaid expenses	40,611
TOTAL CURRENT ASSETS	71,874

FIXED ASSETS
Property, plant, and equipment	646,420
Accumulated depreciation	(225,567)
NET FIXED ASSETS	420,853

TOTAL ASSETS	$492,727

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$253,552
Due to shareholder	19,941
Other payable	26,273
TOTAL CURRENT LIABILITIES	299,765

TOTAL LIABILITIES	299,765

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock (par value $.01,	32,950
5,000,000 shares authorized, 3,295,000 shares
issued and outstanding

STOCKHOLDERS' EQUITY
Common stock (par $.0001, 250,000,000	4,860
authorized, 48,591,809 issued and outstanding
Paid in capital	3,792,895
Accumulated other comprehensive income	(1,362)
Retained (deficit)	(3,636,381)
TOTAL STOCKHOLDERS' EQUITY	160,012

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$492,727

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD., AND SUBSIDIARY
F/K/A DARK DYNAMITE INC.
Unaudited Consolidated Statement of Operations
For the three and nine months ended September 30, 2007 and 2006

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues
Sales	$126,184	$200,753	$423,737	$701,958
Cost of sales	28,217	40,139	91,346	125,020
Gross profits	97,967	160,614	332,391	576,938

Operating expenses
Selling, general and administrative	181,044	157,162	536,045	537,431
Taxes expenses	-	-	-	-
Total Operating Expenses	181,044	157,162	536,045	537,431

Income (Loss) from Operations	(83,077)	3,452	(203,654)	39,507

Other income (expenses)
Debt forgiven	-	-	-	-
Finance costs	(4)	(95)	(69)	63
Other income (expense)	(528)	291	(410)	184
Total other income (loss)	(532)	196	(479)	247

Income (loss) from Operations	(83,609)	3,648	(204,133)	39,754

Income taxes	-	3,208	-	15,499

Income after income taxes	(83,609)	440	(204,133)	24,255

Gain on disposal of Subsidiary	-	-	-	27,322

Net Income (Loss)	(83,609)	440	(204,133)	51,577

Other comprehensive income (loss)
Foreign currency translation gain (loss)	161	-	(4,220)	1,727
	.	.	.	.
Comprehensive income (loss)	(83,448)	440	(208,353)	53,304

Net loss per common share - basic and diluted	**	**	**	**

Weighted average number of common shares outstanding - basic	48,591,809	45,089,068	48,591,809	45,061,475

**Less than $.01

The accompanying notes are an integral part of the financial statements

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD., AND SUBSIDIARY
F/K/A DARK DYNAMITE INC.
Unaudited Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006

	For the Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(204,133)	$51,578
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation	84,496	62,058
Accounts receivable and other receivables	(4,497)	45,775
Prepaid and other assets	41,679	1,380
Inventory	1,702	72,308
Accounts payable	35,224	(270,201)
Tax payable	(7,295)	(1,774)
Other payable	33,568	(29,611)
NET CASH (USED IN) OPERATING ACTIVITIES	(19,256)	(68,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property, plant, and equipment	-	93,712
Capital loss due to preferred stock conversion	-	(446)
Purchase of property, plant, and equipment	(2,030)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,030)	93,266

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	12,474	79,841
Capital contribution		391,159
Notes payable	-	(402,263)
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,474	68,737

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(4,220)	1,727

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,032)	95,243

CASH AND CASH EQUIVALENTS:
Beginning of period	21,333	5,307
End of period	$8,301	$100,550

SUPPLEMENTARY CASH FLOW INFORMATION
Common stock issued for services	$-	$-
Cash paid for taxes	$-	$15,499
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD., AND SUBSIDIARY
F/K/A DARK DYNAMITE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

NOTE B - ORGANIZATION AND BUSINESS BACKGROUD

China International Tourism Holdings, Limited. (the “Company” or “CIHS”) was incorporated in the State of Nevada on December 23, 1988, formerly known as Dark Dynamite, Inc., NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. On September 9, 2007, the Board of Directors of CIHS approved a name change from Dark Dynamite, Inc to China International Tourism Holdings, Limited. This change went into legal effect in the third quarter of 2007.

On August 29, 2005, CIHS (acquiree) executed a Plan of Exchange with Shanxi Kai Da Lv You Gu Wen You Xian Gong Si, a corporation organized under the laws of the Peoples' Republic of China (“Kai Da” or "acquirer"), the Shareholders of Kai Da, Diversified Holdings X, Inc., a Nevada corporation (“Diversified Holdings”), and the majority shareholder of CIHS, pursuant to which, and the First Amendment of Plan of Exchange signed on September 29, 2005, the majority shareholder of CIHS and Diversified Holdings transferred a total of 4,990,000 shares of convertible preferred stock to Kai Da and/or the Kai Da shareholders for $495,000, less related expenses. Each share of convertible preferred stock is convertible into twenty-five (25) shares of common stock, and each share votes together with the common stock on all matters presented for a vote on an “as converted” basis. In addition, the Company issued 100,000 new shares of common stock to Kai Da and/or the Kai Da shareholders in exchange for all of their shares of registered capital of Kai Da, which then became a wholly-owned subsidiary of the Registrant. On October 3, 2005, CIHS consummated the Plan of Exchange with Kai Da. As a result of the Plan of Exchange, Kai Na will become a wholly-owned subsidiary of CIHS. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

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

CIHS and its wholly-owned subsidiary Kai Da are hereafter referred to as (the “Company”).

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD., AND SUBSIDIARY
F/K/A DARK DYNAMITE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD., AND SUBSIDIARY
F/K/A DARK DYNAMITE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD., AND SUBSIDIARY
F/K/A DARK DYNAMITE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

Accounts Receivable - Accounts deemed uncollectible are written off in the year they become uncollectible.  No receivables were deemed uncollectible as of September 30, 2007.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2007 based upon a management review of such assets.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of September 30, 2007.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD., AND SUBSIDIARY
F/K/A DARK DYNAMITE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

NOTE D – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2007 and 2006 are summarized as follows:

     Cash paid during the nine months ended September 30, 2007 and 2006 for interest and income taxes:

2007                    2006
Income Taxes                       $    ---                    $ ---
Interest                                 $   ---                     $ ---

NOTE E – INCOME TAXES

The Company has approximately $3,552,772 of federal and state net operating losses available that expire in various years through the year 2025.

Due to operating losses, there was no provision for current federal or state income taxes for the nine months ended September 30, 2007 and 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at September 30, 2007 consists of net operating loss carry-forward calculated using federal and state effective tax rates equating to approximately $1,236,000 less a valuation allowance in the amount of $1,236,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $258,000 compared to the same period in 2006.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD., AND SUBSIDIARY
F/K/A DARK DYNAMITE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE E – INCOME TAXES (CONT.)

The Company’s total deferred tax asset as of September 30, 2007 is as follows:

	2007	2006

Net operating loss carry-forwards	$1,236,000	$978,000
Valuation Allowance	(1,236,000)	(978,000)
	$-0-	$-0-

Tax Rate	34%	34%

NOTE F – PAYABLES, COMMITMENTS AND CONTIGENCIES

As of September 30, 2007, the Company had a payable outstanding in the amount of $253,552, of which $136,500 in connection with the litigation (see note H).

NOTE G - GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company has a working capital deficit and negative cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Company's capital deficiency, (2) refinance existing debt on assets, (3) increase the revenues by launching new attraction in the theme park.

NOTE H – LITIGATION

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2004 a civil complaint was filed by the Securities and Exchange Commission in which China International Tourism Holdings, Limited. was named as a respondent. The Company's former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: “Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; China International Tourism Holdings, Limited., (The Company) a Nevada corporation. The complaint alleges that the Company failed to accurately and fully disclose the nature of its relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for the Company. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. The Company filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth the actions of the Company which form the basis of a cause of action against the Company that was denied by the Court. The Company filed an answer disputing the allegations of the complaint and has participated in some pre-trial discovery. The Company and the Government have agreed upon the terms of a settlement, the terms of which provide for the Company to pay the sum of $30,000 to the SEC. The SEC is currently reviewing the terms of a proposed consent decree in which the Company would neither admit or deny the claims made in the complaint and be subject to an injunction prohibiting future violations of the securities laws and regulations, this review has been pending for more than 18 months with no report of expected action on the proposal and without any change in the status of the litigation impacting the Company.

The Company believes that adequate provision has been made for all other judgments that may be awarded against the Company. None of the other lawsuits have yet been resolved.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD., AND SUBSIDIARY
F/K/A DARK DYNAMITE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

NOTE J - LOANS FROM SHAREHOLDER

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of September 30, 2007 was $19,941. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL DESCRIPTION OF BUSINESS

As used in this Quarterly Report, the terms "we", "us", "our," the “Registrant,” “CIHS” and the "Company" means, China International Tourism Holdings, Limited., a Nevada corporation, formerly known as Dark Dynamite, Inc., NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. These terms also refer to our subsidiary corporation, Shanxi Kai Da Lv You Gu Wen You Xian Gong Si ("Kai Da"), a corporation organized under the laws of the Peoples’ Republic of China (“Kai Da”) acquired in August 2005.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS SEPTEMBER 30, 2007

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

Revenues

Gross revenues for three and nine months ended September 30, 2007 were $126,184 and $423,737, respectively, derived from ticket sales, and hotel and restaurant income. The decreases by $74,569 and $278,221, compared to gross revenues of $200,753 and $701,958 for the same periods ended September 30, 2006, respectively, were due primarily to the consummation of the contracts with some travel agents in February 2007, pursuant to which the travel agents brought tourists to our theme park for the discounted price. Due to the different peak season timing for the theme park and most of our tours are a one-day trip to the theme park, the revenue appears to be diversified. The theme park is not the only resource of revenue. The peak season for the theme park tickets is from March to October, compared to the peak season for the resorts in the first quarter. We expect sales to increase during the second half year of 2007 as we move toward developing our business plan. Additionally, we expect to generate new revenues in 2007 from the launch of our dinner show project.

We had no revenues earned from movie and television for the three and nine months ended September 30, 2007 and 2006.

Income / Loss

Net losses for the three and nine months ended September 30, 2007 were $83,609 and $204,133, respectively, compared to net income of $440 and $51,577 for the same periods ended September 30, 2006, respectively. The net losses for the three and nine months ended June 30, 2007 were due primarily to the decrease in sales revenues and increase in selling, general and administrative expenses.

We expect to incur losses or keep breakeven in fiscal year 2007 until traffic is increased to the Theme Park and product sales increase. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses were due primarily to the Theme Park operation, which were $181,044 and $536,045 for the three and nine months ended September 30, 2007, respectively, compared to selling, general and administrative expenses of $157,162 and $537,431 for the same periods ended September 30, 2006, respectively. The operating expenses during the three and nine months ended September 30, 2007 included non-cash consulting expenses resulting from the issuance of 2,370,000 shares of common stock for services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements, resulting in total expenses of $428,500 for services rendered booked pro rata within the relative service periods completed as of September 30, 2007, which were $15,452 and $46,356 for the three and nine months ended September 30, 2007, respectively.

Cost of Sales

Cost of sales included expenses directly related to delivering our product or services. Travel agents' commissions and direct labor would be examples of cost of sales items. During the three and nine months ended September 30, 2007, we had $28,217 and $91,346 in cost of sales, respectively, compared to cost of sales of $40,139 and $125,020 for the same periods ended September 30, 2006. The decrease in cost of sales during the first nine months of 2007 was due primarily to the decrease in sales revenues. Cost of sales as a percentage of sales was approximately 22.4% and 21.6% for the three and nine months ended September 30, 2007, respectively.

Impact of Inflation and Foreign Exchange Rate

We believe that inflation and foreign exchange rate have had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $19,256 and $68,487 for the nine months ended September 30, 2007 and 2006, respectively. Negative cash flows from operations in the nine months ended September 30, 2007 were primarily due to the net loss of $204,133, partially offset by decrease in prepayment by $41,679, the increase in accounts payable and other payable, which were $35,224 and $33,568, respectively. Negative cash flows from operations in the same period ended September 30, 2006 were due primarily to the repayments of $270,201 to accounts payable.

Cash flows used in investing activities were $2,030 for the nine months ended September 30, 2007 due primarily to the purchase of equipment. Cash flows provided by investing activities were $93,266 for the nine months ended September 30, 2006 due primarily to the disposal of fixtures and equipment in Black Chandelier.

Cash flows provided by financing activities were $12,474 for the nine months ended September 30, 2007 due primarily to shareholder loan of $12,474, compared to cash flows of $68,737 provided in financing activities for the nine months ended September 30, 2006, which were attributable to the proceeds from shareholders’ loan and capital contribution, less notes payable repayments.

We have funded our cash needs for the nine months ended September 30, 2007 with a series of debt and equity transactions. We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2007 and $100,000 for the two years thereafter.

Overall, we have funded our cash needs from inception through September 30, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $8,301 on hand and working capital deficit of $227,891 as of September 30, 2007. Currently, we do not have enough cash to fund our operations for about six months. This is based on our small cash on hand, working capital deficit, and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2007 and approximately $100,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. (a.k.a. China International Tourism Holdings,Limited.) was named as a respondent. Our former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation. The complaint alleges that NCI failed to accurately and fully disclose the nature of NCI's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCI. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off-shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. We filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth our actions, which form the basis of a cause of action against us that was denied by the Court. We filed an answer disputing the allegations of the complaint and have participated in some pre-trial discovery. The Government and the Defendant had agreed upon the terms of a settlement, the terms of which provided for us to pay the sum of $30,000 to the SEC. However the SEC has decided to reject the settlement and moved forward on a summary judgment.

China International Tourism Holdings,Limited. and Diversified Holdings X, Inc. v. Allen E. Weintraub and Miami Venture Capital, Inc. Civil complaint filed in the Third District Court of the State of Utah, Salt Lake County, Civil No. 050905249. A default judgment was entered against the defendants on March 15, 2006 after a hearing before a Utah court, the judgment awarded damages in the sums of $267,892, and an award for costs and attorneys fees has not yet been calculated. Mr. Weintraub had previously filed a claim in Florida federal court, that case has been dismissed and transferred to Utah.  There have been no filings on the case since January of 2007.

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

Reports on Form 8-K filed in the third quarter of 2007

(1)
On August 24, 2007, we filed a current report on Form 8-K to announce a cooperation agreement signed by Shaanxi Tourism Press and Shanxi Qin Afang Palace Tourism Development, Inc., the owner of E Pang Gong theme park.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

China International Tourism Holdings, Ltd.

Date: November 15, 2007	By:	/s/ Lei, Ming
Lei, Ming President and CEO

Date: November 15, 2007	By:	/s/ Wang, Xiaojun
Wang, Xiaojun Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.