Form 10KSB
period 2007-12-31
China International Tourism Holdings, Inc.
filed 2008-04-14
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-10559

China International Tourism Holdings Ltd.
F/K/A DARK DYNAMITE INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of other jurisdiction of incorporation or organization)	65-1021346 (I.R.S. Employer Identification No.)

E Pang Gong Site, 44 Hong Guang Road, Xi An, P. R. China (Address of principal executive offices)	710068 (Zip Code)

(8629) 8436-8561 (Registrant’s telephone number including area code)

Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2007 were $516,218.

As of April 14, 2008, there were 48,591,809 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.011 reported by brokers) held by non-affiliates was approximately $507,219.

Transitional Small Business Disclosure Format (check one):    ☐  Yes   ☒  No

Number of shares of common stock outstanding as of April 14, 2008:  48,591,809

Number of shares of preferred stock outstanding as of April 14, 2008:   3,295,000

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

History

As used in this Annual Report, the terms "we", "us", "our," the “Registrant,” “CIHS” and the "Company" means, China International Tourism Holdings, Ltd., a Nevada corporation, formerly known as Dark Dynamite, Inc., NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. These terms also refer to our subsidiary corporation, Shanxi Kai Da Lv You Gu Wen You Xian Gong Si ("Kai Da"), a corporation organized under the laws of the Peoples’ Republic of China (“Kai Da”) acquired in August 2005.

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

Business Description of the Issuer

After the acquisition of Kai Da, management changed our primary business into theme park management and travel related services. Accordingly, we changed our name to China International Tourism Holdings Ltd. We contract and operate the Theme Park of Qin E Pang Gong (“Theme Park”) through Shanxi Kai Da Lv You Gu Wen You Xian Gong Si (“Kai Da”), our wholly owned subsidiary in China. The Theme Park was built up next to the historical address of E Pang Gong, the most prestigious and largest palace in Chinese history built for Qin Shi Huang, the first emperor in the Qin dynasty over 2,200 years ago. E Pang Gong was burned down during the war and became a legend as well as the subject of numerous historical books. In 1994, the historical address of E Pang Gong was appraised by United Nations Educational, Scientific and Cultural Organization ("UNESCO") as one of the wonders in the ancient world due to the size of the palace and the degree of preservation. The current theme park was built imitating the original palace based on historical records and legends, covering approximately 5.59 million square feet consisting of several building structure, including the Front Palace, Qihe River, Magnetic Gate, Heaven Tower, Earth Temple, Lan-Chi Palace and the Shang-Lin Garden. Management believes it’s a significant achievement to be able to display such a famous and grand palace to the domestic and international communities. It is believed to be one of the more important historical sites in China.

In addition to our Theme Park management, we also manage Six-state Hot Spring Resort, one of the components of Theme Park business, which is located inside the Theme Park and built in an ancient Chinese style to match the Theme Park.

More information about our business can be found on the corporate website at http://www.qinepanggong.com.

THEME PARK BUSINESS

The Theme Park is located in a suburban area of Xi'an city, approximately 30 minutes away from downtown Xi'an. The city recently completed an upgrade of the road infrastructure called 'the Western 3 rd Beltway' which enables our customers to travel a more direct and convenient route from the city. Xi'an has been the capital (under various names) of 13 dynasties in ancient China, including the Zhou, Qin, Han, the Sui dynasty, and the Tang. Xi'an is also renowned for being the eastern terminus of the Silk Road and for the location of the Terracotta Warriors, made during the Qin Dynasty. The city has more than 3,100 years of history. The abundant cultural heritage is an attraction to a large number of domestic residents and international visitors. In 2007, there were approximately 1,000,000 people from oversea visiting Xi'an, increased by 15.31% compared to 2006.

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

In addition, we are developing another brand new large-scale outdoor Dinner Show Program for the culture of Qin Dynasty, which will be performed in the Front Palace area of the Theme Park. The Dinner Show will be designed as an opera and will reintroduce the Qin Dynasty dancing and songs from over 2,200 years ago. All the songs will be conducted by music professional familiar with the history of the site. During the show, we will provide tourists with a dinner of traditional Chinese cuisine. As of December 31, 2007, the music and the story book for the dinner show were done. We hope to transform the Theme Park beyond the educational and historical aspects to also include a multi-function entertainment center.

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

ITEM 2.   DESCRIPTION OF PROPERTY

We are currently occupying an office of approximately 22,000 square feet inside the Theme Park. As of today’s date, we do not need to pay for such occupation since it is considered in partial compensation for the management services that we provide to the Theme Park.

ITEM 3.   LEGAL PROCEEDINGS

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. (n/k/a China International Tourism Holdings Ltd.) was named as a respondent. Our former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: A Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation. The complaint alleges that NCI failed to accurately and fully disclose the nature of NCI's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCI. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. A tentative settlement agreement has been reached in this case and we expect the Final Judgment will be entered sometime in the second quarter of 2008.  Pursuant to the terms of the proposed Final Judgment, the Defendant is liable for disgorgement of $107,000, representing profits gained  as a result of the conduct alleged in the Complaint, together with prejudgment interest thereon in the amount of $35,426.39, for a total of $142,426.39, however, the Court is not ordering Defendant to pay a civil penalty and payment of all but $30,000, of the disgorgement and pre-judgment interest thereon is waived.  Defendant shall satisfy this obligation by paying $30,000.00 within ten business days to the Court, together with a cover letter identifying NCI Holdings, Inc. as a defendant in this action; setting forth the title and civil action number of this action and the name of the Court; and specifying that final payment is made pursuant to the Final Judgment.  Defendant shall simultaneously transmit photocopies of such payments and letters to the Commission’s counsel in this action.  By making these payments, Defendant relinquishes all legal and equitable right, title, and interest in such funds, and no part of the funds shall be returned to Defendant.  Defendant shall also pay post-judgment interest on any delinquent amounts pursuant to 28 USC § 1961.  The determination not to impose a civil penalty and to waive payment of all but $30,000 of the disgorgement and pre-judgment interest is contingent upon the accuracy and completeness of Defendant's Statement of Financial Condition.  If at any time following the entry of the Final Judgment the Commission obtains information indicating that Defendant’s representations to the Commission concerning his assets, income, liabilities, or net worth were fraudulent, misleading, inaccurate, or incomplete in any material respect as of the time such representations were made, the Commission may, at its sole discretion and without prior notice to Defendant, petition the Court for an order requiring Defendant to pay the unpaid portion of the disgorgement, pre-judgment and post-judgment interest thereon, and the maximum civil penalty allowable under the law.  In connection with any such petition, the only issue shall be whether the financial information provided by Defendant was fraudulent, misleading, inaccurate, or incomplete in any material respect as of the time such representations were made.  In its petition, the Commission may move the Court to consider all available remedies, including, but not limited to, ordering Defendant to pay funds or assets, directing the forfeiture of any assets, or sanctions for contempt of the Final Judgment.  The Commission may also request additional discovery.  Defendant may not, by way of defense to such petition:  (1) challenge the validity of the Consent or the Final Judgment; (2) contest the allegations in the Complaint filed by the Commission; (3) assert that payment of disgorgement, pre-judgment and post-judgment interest or a civil penalty should not be ordered; (4) contest the amount of disgorgement and pre-judgment and post-judgment interest; (5) contest the imposition of the maximum civil penalty allowable under the law; or (6) assert any defense to liability or remedy, including, but not limited to, any statute of limitations defense.

    Dark Dynamite, Inc. and Diversified Holdings X, Inc. v. Allen E. Weintraub and Miami Venture Capital, Inc. Civil complaint filed in the Third District Court of the State of Utah, Salt Lake County, Civil No. 050905249. A default judgment was entered against the defendants on March 15, 2006 after a hearing before the court, the judgment awarded damages in the sums of $267,892, and an award for costs and attorneys fees has not yet been calculated.  On January 16, 2008, the Court issued an Order to Show Cause why this case should not be dismissed for failure to prosecute.  The Court issued this Order because nothing had been filed with the Court since January 16, 2007.  Plaintiff was ordered to inform the Court of the status of the case and his intentions to proceed within fifteen (15) days of the date the Order was issued.  Plaintiff has failed to respond to the Court’s Order.  Accordingly, the Court dismissed the case without prejudice on February 19th, 2008.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Electronic Over-the-Counter Bulletin Board under the symbol, “CIHS.OB”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Furthermore, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2007 and 2006 are as follows:

QUARTER ENDING	LOW	HIGH
March 31, 2007	$0.11	$0.11
June 30, 2007	$0.070	$0.075
September 30, 2007	$0.016	$0.016
December 31, 2007	$0.016	$0.016
March 31, 2006	$0.65	$2.10
June 30, 2006	$0.26	$0.66
September 30, 2006	$0.23	$0.32
December 31, 2006	$0.15	$0.26

Record Holders

The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock. We are authorized to issue 250,000,000 shares of common stock, and 5,000,000 shares of preferred stock. There are currently approximately 4,492 record holders of our common stock.

Dividends

We have not declared any dividends since our inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors, and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our Common Stock, other than those generally imposed by applicable state law.

2006 Non-Qualified Stock Compensation Plan

In the 4th Quarter of 2006, the Board of Directors and a Majority of the voting rights held by shareholders approved a 2006 Non-Qualified Stock Compensation Plan for our employees, directors, officers, consultants, advisors, and other persons who provide valuable services to the Company, with equity-based compensation incentives. Under the Plan, we may issue up to 5,000,000 shares of $.001 par value common stock. We also filed a related Form S-8 with the SEC. There are currently 2,370,000 common shares issued under the plan.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,370,000	$.16	2,630,000
Equity compensation plans not approved by security holders	-	$ -	-
Total	2,370,000		2,630,000

Limited Market for Common Stock.

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of China International Tourism Holdings Ltd. is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect on that market price. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of China International Tourism Holdings Ltd., or our common stock.

Risks of "Penny Stock”

China International Tourism Holdings Ltd.'s common stock (OTC BB: CIHS) may be deemed to be "penny stock," as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.0001 and $14.00 per share over the past several years, there is no assurance that this price level will continue. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read this disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPER ATIONS

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully manage the theme park on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Our policy is to recognize income when it is earned. Ourrevenue is derived from ticket sales,and hotel and restaurant income. Revenues are booked net of any cash discounts. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected. Retail store sales - revenue is recognized when sales are made. They are paid by cash or credit card.

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

Stock-Based Compensation

We account for stock-based compensation using the fair value method of Financial Accounting Standard No. 123R. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006.

Revenues

Gross revenues for the years ended December 31, 2007 and 2006 were $516,218 and $834,554, respectively, derived from ticket sales, and hotel and restaurant income. The decrease by $318,336 was due primarily to the consummation of the contracts with some travel agents in February 2007, pursuant to which the travel agents brought tourists to our theme park for the discounted price. We did not have new contracts signed with the travel agents in 2007.

Due to the different peak season timing for the theme park and most of our tours are a one-day trip to the theme park, the revenue appears to be diversified. The theme park is not the only resource of revenue. The peak season for the theme park tickets is from March to October, compared to the peak season for the resorts in the first quarter. We expect to generate new revenues in 2008 from the launch of our dinner show project.

Income / Loss

Net losses for the years ended December 31, 2007 and 2006 were $332,876 and $356,048, respectively. The net loss during 2007 was due primarily to the decease in sales revenue. As a result, the gross profit was insufficient to cover the operating expenses. The net loss during 2006 was due primarily to the high operating expenses resulting from the issuance of 2,370,000 shares of common stock for services in connection with stage construction and maintenance, general management consulting and advisory services, including but not limited to, the following:

-	Design and installation of stage lighting, including but not limited to,the installation and maintenance for the lamps and lanterns, the lamp box, and the control electricity cabinet;
-	Our corporate image design and website construction;
-	Advertisements

-	Advise on procedures, regulations, and compliance of a public listed company;

-	Assistance with preparation of applicable filings with the SEC;

-	Assistance with preparation of financial statements;
-	EDGAR services

The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods, which was completed as of December 31, 2006 and 2007, respectively.

We expect to incur losses or keep breakeven in fiscal year 2007 until traffic is increased to the Theme Park and product sales increase. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the years ended December 31, 2007 and 2006 were $737,406 and $1,053,496, respectively. We had the following notable expenses during 2007 and 2006:

•
In 2006, we issued a total of 2,370,000 shares to several consultants for services rendered, including design and installation of stage lighting, corporate image design and website construction, advertisement, SEC compliance and general corporate consulting. The shares were valued at the market price on the date of issuance, or $.17 per share, yielding an aggregate market value of $428,500. These expenses were included in the accompanying statement of operations for both years ended December 31, 2006 and 2007.

•	Auditing expenses were $37,000 and $28,000, respectively.
•	Salaries and related expenses were $136,278 and $117,576, respectively.
•	Maintenance expenses were $11,277 and $21,483, respectively.

Cost of Sales

Cost of sales included expenses directly related to delivering our product or services Travel agents' commissions and direct labor would be examples of cost of sales items. During the years ended December 31, 2007 and 2006, we had $115,951 and $129,873, respectively, in cost of sales. Cost of sales as a percentage of sales was 22% and 16%, respectively. The increase in percentage during 2007 was attributable to the decease in sales revenue, but the cost of sales remaining in the same level due to the feature of theme park business.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $2,821 and $46,446 for the years ended December 31, 2007 and 2006, respectively. Negative cash flows from operation in 2007 were primarily due to the net loss of $332,876, partially offset by depreciation of $128,437 and increase in accounts payable of $142,537. Negative cash flows from operations in 2006 were primarily due to the net loss of $328,725, decrease in accounts payable of $284,596, partially offset by the stock issued for services.

Cash flows used in investing activities were $46,719 for the year ended December 31, 2007, compared to cash flows of $82,167 provided by investing activities for the year ended December 31, 2006. The cash flows used in investment during 2007 were attributable to the purchase of fixed assets consisting of leasehold improvements, machinery and equipment.  Most of the disbursements refurbished the theme park.

Cash flows provided by financing activities were $17,154 for the year ended December 31, 2007, compared to cash flows of $21,421 used in financing activities for the year ended December 31, 2006. The cash flows from financing activities during 2007 were due to the proceeds from shareholder loan. We had an outstanding note payable which relates to the financing / lease contract for the acquisition of fixed assets and this was paid off in 2006. Additionally, we received total monetary capital contributions of $402,987 in 2006.

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

We have funded our cash needs for the year ended December 31, 2007 with a series of debt and equity transactions.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $100,000 in working capital during 2008 and $50,000 for the two years thereafter.

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

ITEM 7.   FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Kai Da, our wholly owned subsidiary. The following selected financial data for the years ended December 31, 2007 and 2006 is derived from our consolidated financial statements, and should be read in conjunction with the consolidated financial statements and related notes presented as a separate section commencing on page F-1.

	December 31,
	2007	2006
Balance Sheet

Total Assets	$472,130	$627,109
Total Liabilities	385,487	225,794
Total Stockholders’ Equity	53,693	368,364
Total Liabilities and Stockholders’ Equity	472,130	627,108

Statements of Operations
	For years ended
	December 31,
	2007	2006

Revenue	$516,218	$834,554
Operating Expenses	737,406	1,053,496
Other Income	4,263	1,320
Net Loss	(332,876)	(356,048)
Net Loss per Common Share	**	**
Weighted Average Common Shares Outstanding	48,591,809	45,337,314

** Less than $.01

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China International Tourism Holdings, Ltd.

We have audited the accompanying balance sheet of China International Tourism Holdings, Ltd. (FKA Dark Dynamite, Inc.) and Subsidiary.(a Nevada corporation). as of December 31, 2007 and related statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2007 and 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China International Tourism Holdings, Ltd. and Subsidiary (a Nevada corporation). as of December 31, 2007 and the results of its operations and its cash flows for year ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC
LAKE & ASSOCIATES CPA’S LLC
BOCA RATON FLORIDA
April 14, 2008

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Consolidated Balance Sheets
As of December 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,152	$21,333
Accounts Receivable	19,338	3,621
Inventory	14,515	16,546
Prepaid Expenses	9,523	82,290
TOTAL CURRENT ASSETS	50,528	123,789

FIXED ASSETS
Property, Plant, and Equipment	691,110	644,390
Accumulated Depreciation	(269,508)	(141,071)
TOTAL FIXED ASSETS	421,602	503,319

TOTAL ASSETS	$472,130	$627,109

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$360,867	$218,328
Due to Shareholder	24,620	7,466

TOTAL CURRENT LIABILITIES	385,487	225,794

TOTAL LIABILITIES	385,487	225,794

COMMITMENTS AND CONTINGENCIES
Redeemable Preferred Stock (par value $.01,	32,950	32,950
5,000,000 Shares Authorized, 3,295,000 Shares
Issued and Outstanding

STOCKHOLDERS' EQUITY
Common Stock (par $.0001, 250,000,000	4,860	4,860
Authorized, 48,596,568 Issued and Outstanding
Paid in Capital	3,617,895	3,617,895
Accumulated Other Comprehensive Income	21,063	2,858
Retained Earnings (Deficit)	(3,590,125)	(3,257,249)
TOTAL STOCKHOLDERS' EQUITY	53,693	368,364

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$472,130	$627,108

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Consolidated Statement of Operations
For the years ended December 31, 2007 and 2006

	2007	2006
REVENUE
Sales	$516,218	$834,554
Cost of Sales	115,951	129,873
GROSS PROFIT	400,267	704,681

OPERATING EXPENSES
Selling, General , and Administrative	737,406	1,053,496

INCOME (LOSS) FROM OPERATIONS	(337,139)	(348,815)

OTHER INCOME / (EXPENSES):
Finance Costs	-	(807)
Non-Operating Income	4,263	2,127
Total Other Income (Expense)	4,263	1,320

NET INCOME (LOSS) BEFORE TAXES	(332,876)	(347,495)

INCOME TAX EXPENSE	-	(8,553)

NET INCOME (LOSS) FROM CONTINUED OPERATIONS	$(332,876)	$(356,048)

GAIN ON DISPOSAL OF SUBSIDIARY	-	27,322

NET INCOME (LOSS)	(332,876)	(328,726)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	18,205	1,727

COMPREHENSIVE INCOME (LOSS)	$(314,671)	$(326,999)

NET LOSS PER COMMON SHARE
Basically and Fully Dilluted	**	**
**Less the .01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	48,591,809	45,337,314

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Consolidated Statement of Cash Flows
For the years ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income(loss) after income tax	$(332,876)	$(328,725)
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	128,437	95,055
Stock for Services	-	428,500
Accounts Receivable and Other Receivables	(15,716)	55,966
Prepaid and Other Assets	72,766	(78,687)
Inventory	2,031	72,800
Accounts Payable	142,537	(284,596)
Tax Payable	.	(6,759)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,821)	(46,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property, plant, and equipment	-	102,227
Capital loss due to preferred stock conversion	-	(1,050)
Purchase of property, plant, and equipment	(46,719)	(19,010)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(46,719)	82,167

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(431,874)
Proceeds from shareholder loan	17,154	79,841
Payment on shareholder loan	-	(72,375)
Capital contribution	-	402,987
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,154	(21,421)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	18,205	1,726

NET INCREASE IN CASH AND CASH EQUIVALENTS	(14,181)	16,026

CASH AND CASH EQUIVALENTS:
Beginning of period	21,333	5,307
End of period	7,152	21,333

SUPPLEMENTARY CASH FLOW INFORMATION OF
Common stock issued for services	$-	$428,500

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Consolidated Statement of Equity
For the years ended December 31, 2007 and 2006

					Accumulated
	Common Stock ($.0001 par)		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balances, December 31, 2005	43,601,568	$4,360	$2,785,858	$(2,928,523)	$1,132	$(137,173)

Preferred stock conversion	1,237,500	124	371	-		495
Preferred stock conversion	250,000	25	75	-		100
Contributed Capital	-	-	402,987	-		402,987
Preferred stock conversion	1,137,500	114	341	-		455
Issuance of stock for services	2,370,000	237	428,263	-		428,500
Other Comprehensive Income					1,726	1,726
Net Income(Loss) for the year	-	-	-	(328,726)	-	(328,726)

Balances, December 31, 2006	48,596,568	$4,860	$3,617,895	$(3,257,249)	$2,858	$368,364

Shares cancelled	(4,759)	-	-	-	-	-
Other Comprehensive Income					18,205	18,205
Net Income(Loss) for the year	-	-	-	(332,876)	-	(332,876)

Balances, December 31, 2007	48,591,809	$4,860	$3,617,895	$(3,590,125)	$21,063	$53,693

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization China International Tourism Holdings, Limited. (the “Company” or “CIHS”) was incorporated in the State of Nevada on December 23, 1988, formerly known as Dark Dynamite, Inc., NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. On September 9, 2007, the Board of Directors of CIHS approved a name change from Dark Dynamite, Inc to China International Tourism Holdings, Limited. This change went into legal effect in the third quarter of 2007.

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

Revenue Recognition- The Company's policy is to recognize income when it is earned. Kai Da's revenue is derived from ticket sales, and hotel and restaurant income. Revenues are booked net of any cash discounts. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected. Retail store sales - revenue is recognized when sales are made. They are paid by cash or credit card.

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

Loss Per Share- Loss per share is reported in accordance with Statement of Financial Accounting Standard (SFAS) No. 128. This statement required dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the period presented in the computation of diluted loss per share.

Inventory - Inventories are stated at the lower of cost(first-in, first-out basis) or market (net realizable value)

Foreign Currencies (KAI DA-Foreign Subsidiary)- The assets and liabilities denominated in respective functional currencies are translated into United States Dollars at the exchange rate as of the balance sheet date. The share capital and retained earnings are translated at exchange rates prevailing at the time of the transactions. Revenues, costs, and expenses denominated in respective functional currencies are translated into United States Dollars at the weighted average exchange rate for the period. The effects of foreign currencies translation adjustments are included as a separate component of accumulated other comprehensive income.

Company’s Future Operations Are Dependent on Foreign Operations - The Company’s future operations and earnings will depend on the results of the Company’s operations in China. There can be no assurance that the Company will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the Company’s financial position, results of operations, and cash flows. Also, the success of the Company’s operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, prices for the Company’s products, competition, and changes in regulation. Since the Company is dependent on international operations, specifically those in China, the Company will be subject to various additional political, economic, and other uncertainties. Among other risks, the Company’s operations will be subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Property, Plant, and Equipment- Property, plant, and equipment are recorded at cost less accumulated depreciation and impairment. Repairs and maintenance expenditures, which are not considered improvements anddo not extend the useful life of property, plant, and equipment, are expensed as incurred. The cost and related accumulated depreciation applicable to property, plant, and equipment sold or no longer in service are eliminated from the accounts and any gain or loss is included in the statement of operations.

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

Accounts Receivable - Accounts deemed uncollectible are written off in the year they become uncollectible.  No receivables were deemed uncollectible as of December 31, 2007 or 2006.

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

Recently Issued Accounting Pronouncements - In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, for the adoption of SFAS No.159 on its consolidated financial statements.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE B – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2007 and 2006 are summarized as follows:

Cash paid during the period ended December 31, 2007 and 2006 for interest and income taxes:

2007                       2006
Income Taxes                           $-0-                       $ -0-
Interest                                    $-0-                        $ -0-

NOTE C – SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2007 or 2006.

NOTE D – INCOME TAXES

The Company has approximately $3,590,000 of federal and state net operating losses available that expire in various years through the year 2027.

Due to operating losses, there was no provision for current federal or state income taxes for the year ended December 31, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2007 consists of net operating loss carry-forward calculated using federal and state effective tax rates equating to approximately $1,125,000 less a valuation allowance in the amount of $1,125,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $35,000 for the year ended December 31, 2007.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company’s total deferred tax asset as of December 31, 2007 and 2006 is as follows:

	2007	2006
Net operating loss carry-forwards	$1,125,000	$1,090,000
Valuation Allowance	(1,125,000)	(1,090,000)
	$-0-	$ -0-

NOTE E - INVENTORY

Inventory of supplies are carried at the lower of cost or market:

2007                       2006
Inventory-supplies                  $14,515                    $ 16,546

NOTE F – PAYABLES, COMMITMENTS AND CONTIGENCIES

As of December 31, 2007, the Company had a payable outstanding in the amount of $360,867, of which $136,500 in connection with the litigation (see note L).

NOTE G – PREFERRED STOCK

During the quarter ended March 31, 2006, 59,500 shares of preferred stock were converted into 1,487,500 common shares by the Company's consultants and former owner, resulting in a balance of 3,340,500 preferred shares as of March 31, 2006.

During the quarter ended December 31, 2006, 45,500 shares of preferredstock were converted into 1,137,500 common shares by the Company's consultants and former owner, resulting in a balance of 3,295,000 preferred shares as of December 31, 2006and 2007.

NOTE H – COMMON STOCK

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

NOTE L – LITIGATION

Securities and Exchange Commission v. David M. Wolfson, et al.On October 16, 2004 a civil complaint was filed by the Securities and Exchange Commission in which Dark Dynamite, Inc. was named as a respondent. The Company's former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: “Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; Dark Dynamite, Inc., (The Company) a Nevada corporation. The complaint alleges that the Company failed to accurately and fully disclose the nature of its relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for the Company. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. The Company filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth the actions of the Company which form the basis of a cause of action against the Company that was denied by the Court. The Company filed an answer disputing the allegations of the complaint and has participated in some pre-trial discovery. The Company and the Government have agreed upon the terms of a settlement, the terms of which provide for the Company to pay the sum of $30,000 to the SEC. While no final judgment has been entered in this case we have reached a tentative agreement with the SEC for settlement of this matter and we believe there is a high likelihood that the court will approve the settlement and the proposed judgment will be entered in the near future.

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

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of December 31, 2007 was $24,620. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

NOTE N – DISPOSAL OF SUBSIDIARY

On April 1, 2006, the Company executed an Agreement (the “Agreement”) between the Company and Diversified Holdings X, Inc. ("DHX"), a Nevadacorporation, pursuant to which the Company agreed to sell its ownership of Black Chandelier, Inc. (“BCI”) to DHX. The gains on disposal of subsidiary are as follows:

December 31, 2006

(Loss) from investment in BCI	$(9,900)
Write off the liabilities due from subsidiary to parent	37,222

Gains on disposal of subsidiary	$27,322

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2007, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this annual report.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers and Significant Employees

The following table identifies all of our current executive officers, directors and significant employees. The officers and directors will serve until the next annual meeting of the stockholders, or until their successors are elected or appointed and qualified, or they resign or are terminated.

Name	Age	Position	Commenced
Lei, Ming	42	CEO, President,	10/13/2005*
Wang, Xiao Jun	42	CFO	10/13/2005

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

* Mr. Lei was appointed to the board effective as of October 13, 2005, the effective date of the resignation of Mr. Jared Gold as former President and CEO.

Business Experience and Personal Background

Mr. Lei is 42 years of age, majored in Economics and Management with a bachelor’s degree. He started his career in the tourism industry in 1990, acting as the General Manager of Shanxi Qian Ling Travel Service Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China. In 1998, he began working at the E Pang Gong Theme Park, located in Xi’an, China, and he was responsible for operations and management of the theme park. Beginning in 2002, he served as the General Manager of Qin Epanggong Lv You Gong Si, the corporate entity which holds the lease and owns certain leasehold improvements at the theme park. Mr. Lei has a great deal of experience in theme park management and marketing. He was responsible for consistent growth in E Pang Gong’s business while the theme park was under his management.

Mr. Wang, Xiaojun is 42 years of age, graduated from Shenzhen Radio and TV University in 1991. During the period from 1987 to 1992, Mr. Wang worked as the manager of the Accounting Department of Shenzhen Huajun Industrial Co, Ltd. From 1992 to 1993, he was the accounting officer for Liquan Commerce and Trade Company. From 1993 to 1998, he was the Accounting manager in the Liquan Outtrade Company. In 1998, Mr. Xiaojun was retained by Shannxi Qin Epanggong Tourism Development Co, Ltd as the Chief Financial Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2007. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. EXECUTIVE COMPENSAT ION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2007, 2006 and 2005, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	Other ($)
Lei, Ming President, Chief Executive Officer and Director	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

Wang, Xiao Jun Chief Financial Officer	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

We have not entered into any other employment agreements with their employees, Officers or Directors. We have no standard arrangements under which we will compensate their directors for their services provided to them.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2007, we had 4,495 stockholders of record, 48,591,809 shares of our Common Stock, and 3,295,000 shares of our Preferred Stock issued and outstanding.

As of April 14, 2008, we had 4,492 stockholders of record, 48,591,809 shares of our Common Stock, and 3,295,000 shares of our Preferred Stock issued and outstanding. The following table sets forth as of April 14, 2008, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 48,591,809 shares of our Common Stock, and 3,295,000 shares of our Preferred Stock issued and outstanding as of April 14, 2008. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 14, 2008

Title of Class	Name and Address (1)	# of Shares	Percentage of Class
Common	Lei, Ming, President Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	2,480,994	5.11%
Common	Chen, Xiaohu Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	4,761,904	9.80%
Preferred	Lei, Ming Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	3,295,000	100%

Security Ownership of Officers and Directors (2)

Title of Class	Name and Address	# of Shares	Percentage of Class
Common	Lei, Ming, President Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	2,480,994	5.11%
Common	All Officers and Directors as a Group (2)	2,480,994	5.11%
Preferred	Lei, Ming, President Pang Gong Site, 44 Hong Guang Road, Xi An, P.R.China	3,295,000	100%
Preferred	All Officers and Directors as a Group (2)	3,295,000	100%

(1)  Unless stated otherwise, the business address for each person named is c/o China International Tourism Holdings Ltd.

(2)  Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

Changes in Control.

None.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our subsidiary Kai Da signed a management contract with Shanxi Qin E'Pang Tourism Development Co., Ltd. According to the contract, the Company will manage the A'Pang palace tourist, hotel, and restaurant from August 1, 2005to July 31, 2010and hold 90% of the net profits. The remaining 10% of the net profit will be returned to Shanxi Qin E'Pang Tourism Development Co., Ltd. In September 2005, the Company purchased the fixed assets from Shanxi Qin E'Pang Tourism Development Co., Ltd. by executing a financial leasing contract.

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of December 31, 2007 was $24,620. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

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
10.4 Letter from Traci J. Anderson dated February 2, 2007, filed as an Exhibit to our Form 8-K, as filed with the Commission on February 5, 2007.
14.1 Code of Ethics, as filed with the Commission on June 21, 2007
31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *
31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *
32.1 Section 1350 Certifications of Chief Executive Officer *
32.2 Section 1350 Certifications of Chief Financial Officer *

* Filed herewith.

(b) Reports on Form 8-K.

1.
On February 2, 2007, our Board of Directors approved to dismiss Traci J. Anderson, CPA as its independent auditor, and engage Lake & Associates CPA’s LLC as our independent auditor to audit our financial statements for the year ended December 31, 2006 and to review our three quarterly reports in 2007. The decision to make the change was approved by our Board of Directors.

2.	On March 13, 2007, we filed an amendment to Form 8-K, dated October 12, 2005, regarding the correction of the financial statements

3.	On June 20, 2007, we filed an amendment to Form 8-K, dated October 12, 2005, regarding the full disclosure about the reverse merger with Kai Da and the revised financial statements

4.
On August 24, 2007, we filed a current report on Form 8-K to announce a cooperation agreement signed by Shaanxi Tourism Press and Shanxi Qin Afang Palace Tourism Development, Inc., the owner of E Pang Gong theme park.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates (“Lake”) for our audit of the annual financial statements for the years ended December 31, 2007 and 2006, respectively. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2007	2006
	Lake	Lake
Audit Fees (1)	$37,000	$28,000
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	--
All Other Fees (4)	--	--
Total Accounting Fees and Services	$37,000	$28,000

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

China International Tourism Holdings Ltd. (Registrant)

Date: April 14, 2008	By:	/s/ Lei, Ming
Lei, Ming President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with us and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lei, Ming	President, Director	April 14, 2008
Lei, Ming

/s/ Wang, Xiaojun	Chief Financial Officer, Director	April 14, 2008
Wang, Xiaojun