Form 10QSB
period 2008-03-31
China International Tourism Holdings, Ltd.
filed 2008-05-15
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 1-10559

China International Tourism Holdings Ltd.
(Exact name of registrant as specified in its charter)

Nevada	65-1021346
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

E Pang Gong Site, 44 Hong Guang Road, Xi An, P.R. China 710068
(Address of principal executive offices)

(8629) 8436-8561
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                                                            Accelerated filer [ ]

Non-accelerated filer [ ]                                                                            Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 14, 2008:  48,591,809
Number of shares of preferred stock outstanding as of May 14, 2008:   3,295,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Consolidated Unaudited Condensed Balance Sheet - March 31, 2008	5

Consolidated Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income - For the Three Months Ended March 31, 2008 and 2007	6

Consolidated Unaudited Condensed Statements of Cash Flows - For the Three Months Ended March 31, 2008 and 2007	7

Notes to Consolidated Unaudited Condensed Financial Statements	8

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Consolidated Balance Sheets
As of March 31, 2008

2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11,623
Accounts Receivable	20,177
Inventory	14,472
TOTAL CURRENT ASSETS	46,272

FIXED ASSETS
Property, Plant, and Equipment	703,229
Accumulated Depreciation	(319,431)
TOTAL FIXED ASSETS	383,798

TOTAL ASSETS	$430,070

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$444,202
Due to Shareholder	24,620
TOTAL CURRENT LIABILITIES	468,822

TOTAL LIABILITIES	468,822

COMMITMENTS AND CONTINGENCIES
Redeemable Preferred Stock (par value $.01,	32,950
5,000,000 Shares Authorized, 3,295,000 Shares
Issued and Outstanding

STOCKHOLDERS' EQUITY
Common Stock (par $.0001, 250,000,000	4,860
Authorized, 48,596,568 Issued and Outstanding
Paid in Capital	3,617,895
Accumulated Other Comprehensive Income	29,627
Retained Earnings (Deficit)	(3,724,083)
TOTAL STOCKHOLDERS' EQUITY	(71,701)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$430,070

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Consolidated Statement of Operations
For the three months ended March 31, 2008 and 2007

	2008		2007
REVENUE
Sales		$55,337		$128,385
Cost of Sales		13,958		27,495
GROSS PROFIT		41,379		100,890

OPERATING EXPENSES
Selling, General , and Administrative		175,337		180,966

INCOME (LOSS) FROM OPERATIONS		(133,958)		(80,076)

OTHER INCOME / (EXPENSES):
Finance Costs		-		(66)
Non-Operating Income		-		926
Total Other Income (Expense)		-		860

NET INCOME (LOSS) BEFORE TAXES		(133,958)		(79,216)

INCOME TAX EXPENSE		-		-

NET INCOME (LOSS) FROM CONTUNUED OPERATIONS		$(133,958)		$(79,216)

GAIN ON DISPOSAL OF SUBSIDIARY		-		-

NET INCOME (LOSS)		(133,958)		(79,216)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain		8,564		(5,767)

COMPREHENSIVE INCOME (LOSS)		$(125,394)		$(84,983)

NET LOSS PER COMMON SHARE
Basically and Fully Dilluted	$	**	$	**
**Less the .01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		48,591,809		48,591,809

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Consolidated Statement of Cash Flows
For the three months ended March 31, 2008 an 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income(loss) after income tax	$(133,958)	$(79,215)
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	49,923	28,538
Accounts Receivable and Other Receivables	(839)	(9,210)
Prepaid and Other Assets	1,867	11,409
Inventory	43	714
Accounts Payable	90,990	45,740
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,026	(2,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(12,119)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,119)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	-
Proceeds from shareholder loan	-	-
Payment on shareholder loan	-	-
Capital contribution	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	8,564	(5,767)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,471	(7,791)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,152	21,333
End of period	11,623	13,542

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal 2009. We are currently evaluating the impact this statement and we do not anticipate that it will have an impact on our financial position and results of operations.

NOTE B – PAYABLES, COMMITMENTS AND CONTIGENCIES

As of March 31, 2008, the Company had a payable outstanding in the amount of $444,202, of which $136,500 in connection with the litigation (see note D).

NOTE C – GOING CONCERN

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

NOTE D – LITIGATION

Securities and Exchange Commission v. David M. Wolfson, et al.On October 16, 2004a civil complaint was filed by the Securities and Exchange Commission in which Dark Dynamite, Inc. was named as a respondent. The Company's former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: “Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; Dark Dynamite, Inc., (The Company) a Nevada corporation. The complaint alleges that the Company failed to accurately and fully disclose the nature of its relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for the Company. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. The Company filed a motion to dismiss the complaint based upon a lack of jurisdiction and the failure of the complaint to adequately set forth the actions of the Company which form the basis of a cause of action against the Company that was denied by the Court. The Company filed an answer disputing the allegations of the complaint and has participated in some pre-trial discovery. The Company and the Government have agreed upon the terms of a settlement, the terms of which provide for the Company to pay the sum of $30,000 to the SEC. While no final judgment has been entered in this case we have reached a tentative agreement with the SEC for settlement of this matter and we believe there is a high likelihood that the court will approve the settlement and the proposed judgment will be entered in the near future.

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

After the acquisition of Kai Da, management changed our primary business into historical park management and travel related services. Accordingly, we changed our name to China International Tourism Holdings Ltd. We contract and operate the historically themed park of Qin E Pang Gong (“Theme Park”) through Shanxi Kai Da Lv You Gu Wen You Xian Gong Si (“Kai Da”), our wholly owned subsidiary in China. The Theme Park was built up next to the original site of E Pang Gong, the most prestigious and largest palace in Chinese history built for Qin Shi Huang, the first emperor in the Qin dynasty over 2,200 years ago. E Pang Gong was burned down during the war and became a legend as well as the subject of numerous historical books. In 1994, the historical site of E Pang Gong was named by United Nations Educational, Scientific and Cultural Organization ("UNESCO") as one of the wonders of the ancient world due to the size of the palace and the degree of preservation. The current Theme Park was built imitating the original palace based on historical records and legends, covering approximately 5.59 million square feet consisting of several building structure, including the Front Palace, Qihe River, Magnetic Gate, Heaven Tower, Earth Temple, Lan-Chi Palace and the Shang-Lin Garden. Management believes it’s a significant achievement to be able to display such a famous and grand palace to the domestic and international communities. It is believed to be one of the more important historical sites in China.

In addition to our Theme Park management, we also manage Six-state Hot Spring Resort, one of the components of Theme Park business, which is located inside the Theme Park and built in an ancient Chinese style to match the Theme Park.

More information about our business can be found on the corporate website at http://www.qinepanggong.com.

RESULTS OF OPERATIONS FOR THE THREE MONTHS MARCH 31, 2008 AND 2007

FORWARD LOOKING STATEMENTS

The information herein contains certain forward looking statements within the meaning of §27A of the Securities Act of 1933, as amended and §21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the ability of us to continue its current expansion strategy, changes in the fashion and clothing markets, labor and employee benefits, as well as general market conditions, competition and pricing. Although we believe that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-Q will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

Our policy is to recognize income when it is earned. Our revenue is derived from ticket sales, and hotel and restaurant income. Revenues are booked net of any cash discounts. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Material contingencies are circumstances in which there are any potential uncertainties as to the completion of the revenue process being complete. Further, no revenue is recognized unless collection of the applicable consideration is probable. Probable collection is determined at the time collection occurs or is more than reasonably possible it will be collected. Retail store sales - revenue is recognized when sales are made. They are paid by cash or credit card.

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

Revenues

Gross revenues for the three months ended March 31, 2008 and 2007 were $55,337 and $128,385, respectively, derived from ticket sales, and hotel and restaurant income. The decrease by $73,048 was due primarily to the consummation of the contracts with some travel agents in February 2007, pursuant to which the travel agents brought tourists to our Theme Park for the discounted price. We did not have new contracts signed with the travel agents after the first quarter of 2007.

Due to the different peak season timing for the Theme Park and because most of our tours are one-day excursions to the Theme Park, the revenue appears to be diversified. The Theme Park is not the only resource of our revenue. The peak season for the Theme Park tickets is from March to October, but the peak season for the resort is in the first quarter.

Income / Loss

Net losses for the three months ended March 31, 2008 and 2007 were $133,958 and $79,216, respectively. The increase in net loss during the first quarter of 2008 was due primarily to the decease in sales revenue, compared to the same period ended March 31, 2007. As a result, the gross profit was insufficient to cover the operating expenses, which were approximately the same during the three months ended March 31, 2008 and 2007.

We expect to incur losses in fiscal year 2008 until traffic is increased to the Theme Park and product sales increase. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 were $175,337 and $180,966, respectively. We had the following notable expenses during the first quarter of 2008 and 2007:

·	Salaries and related expenses were $38,054 and $39,704, respectively.
·	Maintenance expenses were $12,521 and $19,474, respectively.

Cost of Sales

Cost of sales included expenses directly related to delivering our product or services. Travel agents' commissions and direct labor would be examples of cost of sales items. During the three months ended March 31, 2008 and 2007, we had $13,958 and $27,495, respectively, in cost of sales. Cost of sales as a percentage of sales was 25% and 21%, respectively. The increase in percentage during the first quarter of 2008 was attributable to the decease in sales revenue, but the cost of sales remaining in the same level due to the feature of Theme Park business.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $8,026 during the three months ended March 31, 2008, compared to cash flows of $2,024 used in operation for the three months ended March 31, 2007. Positive cash flows from operation in the first quarter of 2008 were due primarily to the increase in accounts payable by $90,990. In addition, the net loss was offset by the non-cash expenses of $49,923. Negative cash flows from operation in the first quarter of 2007 were primarily due to the net loss of $79,215, partially offset by depreciation of $28,538 and increase in accounts payable by $45,740.

Cash flows used in investing activities were $12,119 for the three months ended March 31, 2008, attributable to the purchase of fixed assets consisting of leasehold improvements, machinery and equipment.  Most of the disbursements refurbished the Theme Park. We had no cash flows from investing activities for the three months ended March 31, 2007.

We had no cash flows from financing activities for the three months ended March 31, 2008 and 2007.

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

Ability to Continue as a Going Concern

As shown in the accompanying unaudited financial statements, wehavea working capital deficit and a smallcash flow from operations that have placed substantial doubt as to whether we can continue as a going concern. Ourability to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate our capital deficiency, (2) refinance existing debt on assets, (3) increase the revenues by launching new attraction in the Theme Park.

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

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

During the first quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. (n/k/a China International Tourism Holdings Ltd.) was named as a respondent. Our former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK, Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation. The complaint alleges that NCI failed to accurately and fully disclose the nature of NCI's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCI. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. A tentative settlement agreement has been reached in this case and we expect the Final Judgment will be entered sometime in the second quarter of 2008.  Pursuant to the terms of the proposed Final Judgment, the Defendant is liable for disgorgement of $107,000, representing profits gained  as a result of the conduct alleged in the Complaint, together with prejudgment interest thereon in the amount of $35,426.39, for a total of $142,426.39, however, the Court is not ordering Defendant to pay a civil penalty and payment of all but $30,000, of the disgorgement and pre-judgment interest thereon is waived.  Defendant shall satisfy this obligation by paying $30,000.00 within ten business days to the Court, together with a cover letter identifying NCI Holdings, Inc. as a defendant in this action; setting forth the title and civil action number of this action and the name of the Court; and specifying that final payment is made pursuant to the Final Judgment.  Defendant shall simultaneously transmit photocopies of such payments and letters to the Commission’s counsel in this action.  By making these payments, Defendant relinquishes all legal and equitable right, title, and interest in such funds, and no part of the funds shall be returned to Defendant.  Defendant shall also pay post-judgment interest on any delinquent amounts pursuant to 28 USC § 1961.  The determination not to impose a civil penalty and to waive payment of all but $30,000 of the disgorgement and pre-judgment interest is contingent upon the accuracy and completeness of Defendant's Statement of Financial Condition.  If at any time following the entry of the Final Judgment the Commission obtains information indicating that Defendant’s representations to the Commission concerning his assets, income, liabilities, or net worth were fraudulent, misleading, inaccurate, or incomplete in any material respect as of the time such representations were made, the Commission may, at its sole discretion and without prior notice to Defendant, petition the Court for an order requiring Defendant to pay the unpaid portion of the disgorgement, pre-judgment and post-judgment interest thereon, and the maximum civil penalty allowable under the law.  In connection with any such petition, the only issue shall be whether the financial information provided by Defendant was fraudulent, misleading, inaccurate, or incomplete in any material respect as of the time such representations were made.  In its petition, the Commission may move the Court to consider all available remedies, including, but not limited to, ordering Defendant to pay funds or assets, directing the forfeiture of any assets, or sanctions for contempt of the Final Judgment.  The Commission may also request additional discovery.  Defendant may not, by way of defense to such petition:  (1) challenge the validity of the Consent or the Final Judgment; (2) contest the allegations in the Complaint filed by the Commission; (3) assert that payment of disgorgement, pre-judgment and post-judgment interest or a civil penalty should not be ordered; (4) contest the amount of disgorgement and pre-judgment and post-judgment interest; (5) contest the imposition of the maximum civil penalty allowable under the law; or (6) assert any defense to liability or remedy, including, but not limited to, any statute of limitations defense.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-KSB. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-KSB.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

      None.

Item 6. Exhibits And Reports On Form 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-Q, which is incorporated herein by reference.

Reports on Form 8-K filed in the first quarter of 2008

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA INTERNATIONAL TOURISM HOLDINGS LTD.

Date: May 14, 2008	By:	/s/ Ming Lei
Ming Lei President and CEO

Date: May 14, 2008	By:	/s/ Xiaojun Wang
Xiaojun Wang Chief Financial Officer

INDEX TO EXHIBITS
Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer.
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.