Form 10QSB/A
period 2008-03-31
China International Tourism Holdings, Ltd.
filed 2008-05-19
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
AMANDMENT No. 1

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

Explanatory Note: We are amending this Form 10-Q to include a comparative audited balance sheet at December 31, 2007 to comply with the 10-Q presentation rules. We inadvertedly omitted this information in the prior submission

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Consolidated Unaudited Condensed Balance Sheet as of March 31, 2008 and December 31, 2007	5

Consolidated Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income - For the Three Months Ended March 31, 2008 and 2007	6

Consolidated Unaudited Condensed Statements of Cash Flows - For the Three Months Ended March 31, 2008 and 2007	7

Notes to Consolidated Unaudited Condensed Financial Statements	8

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Consolidated Balance Sheets
As of March 31, 2008
(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and Cash Equivalents	$11,623	7,152
Accounts Receivable	20,177	19,338
Inventory	14,472	14,515
Prepaid Expenses	-	9,523
TOTAL CURRENT ASSETS	46,272	50,528

FIXED ASSETS
Property, Plant, and Equipment	703,229	691,110
Accumulated Depreciation	(319,431)	(269,508)
TOTAL FIXED ASSETS	383,798	421,602

TOTAL ASSETS	$430,070	472,130

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$444,202	360,867
Due to Shareholder	24,620	24,620
TOTAL CURRENT LIABILITIES	468,822	385,487

TOTAL LIABILITIES	468,822	385,487

COMMITMENTS AND CONTINGENCIES
Redeemable Preferred Stock (par value $.01,	32,950	32,950
5,000,000 Shares Authorized, 3,295,000 Shares
Issued and Outstanding

STOCKHOLDERS' EQUITY
Common Stock (par $.0001, 250,000,000	4,860	4,860
Authorized, 48,596,568 Issued and Outstanding
Paid in Capital	3,617,895	3,617,895
Accumulated Other Comprehensive Income	29,627	21,063
Retained Earnings (Deficit)	(3,724,083)	(3,590,125)
TOTAL STOCKHOLDERS' EQUITY	(71,701)	53,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$430,070	$472,130

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Consolidated Statements of Operations
For the three months ended March 31, 2008 and 2007
(Unaudited)

	2008		2007
REVENUE
Sales		$55,337		$128,385
Cost of Sales		13,958		27,495
GROSS PROFIT		41,379		100,890

OPERATING EXPENSES
Selling, General , and Administrative		175,337		180,966

INCOME (LOSS) FROM OPERATIONS		(133,958)		(80,076)

OTHER INCOME / (EXPENSES):
Finance Costs		-		(66)
Non-Operating Income		-		926
Total Other Income (Expense)		-		860

NET INCOME (LOSS) BEFORE TAXES		(133,958)		(79,216)

INCOME TAX EXPENSE		-		-

NET INCOME (LOSS) FROM CONTUNUED OPERATIONS		$(133,958)		$(79,216)

GAIN ON DISPOSAL OF SUBSIDIARY		-		-

NET INCOME (LOSS)		(133,958)		(79,216)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain		8,564		(5,767)

COMPREHENSIVE INCOME (LOSS)		$(125,394)		$(84,983)

NET LOSS PER COMMON SHARE
Basically and Fully Dilluted	$	**	$	**

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		48,591,809		48,591,809

**Less then $.01
The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2007
(Unaudited)

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

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 were $175,337 and $180,966, respectively. We had the following notable expenses during the first quarter of 2008 and 2007:

·	Salaries and related expenses were $38,054 and $39,704, respectively.
·	Maintenance expenses were $12,521 and $19474, respectively.

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