Form 10-Q
period 2008-06-30
China International Tourism Holdings, Ltd.
filed 2008-08-14
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2008

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

Large accelerated filer [ ]                                                                           Accelerated filer   [ ]

Non-accelerated filer  [ ]                                                                           Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of August 11, 2008:  48,591,809
Number of shares of preferred stock outstanding as of August 11, 2008:   3,295,000

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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Consolidated Unaudited Condensed Balance Sheets – June 30, 2008 and December 31, 2007	4

Consolidated Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income - For the Three and Six Months Ended June 30, 2008 and 2007	5

Consolidated Unaudited Condensed Statements of Cash Flows - For the Six Months Ended June 30, 2008 and 2007	6

Notes to Consolidated Unaudited Condensed Financial Statements	7

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$9,845	$7,152
Accounts Receivable	8,644	19,338
Inventory	14,712	14,515
Prepaid Expenses	17,787	9,523
TOTAL CURRENT ASSETS	50,988	50,528

FIXED ASSETS
Property, Plant, and Equipment	713,353	691,110
Accumulated Depreciation	(335,428)	(269,508)
TOTAL FIXED ASSETS	377,925	421,602

TOTAL ASSETS	$428,913	$472,130

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$492,597	$360,867
Due to Shareholder	27,620	24,620

TOTAL CURRENT LIABILITIES	520,217	385,487

TOTAL LIABILITIES	520,217	385,487

COMMITMENTS AND CONTINGENCIES
Redeemable Preferred Stock (par value $.01,	32,950	32,950
5,000,000 Shares Authorized, 3,295,000 Shares
Issued and Outstanding

STOCKHOLDERS' EQUITY
Common Stock (par $.0001, 250,000,000	4,860	4,860
Authorized, 48,591,809 Issued and Outstanding
Additional Paid in Capital	3,617,895	3,617,895
Accumulated Other Comprehensive Income	41,086	21,063
Retained Earnings (Deficit)	(3,788,095)	(3,590,125)
TOTAL STOCKHOLDERS' EQUITY	(124,254)	53,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$428,913	$472,130

	-

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Unaudited Consolidated Statements of Operations
For the three and six months ended June 30, 2008 and 2007

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUE
Sales	$62,429	$169,168	$117,766	$297,553
Cost of Sales	238	35,634	14,196	63,129
GROSS PROFIT	62,191	133,534	103,570	234,424

OPERATING EXPENSES
Selling, General , and Administrative	120,620	174,035	295,957	355,001

INCOME (LOSS) FROM OPERATIONS	(58,429)	(40,501)	(192,387)	(120,577)

OTHER INCOME / (EXPENSES):
Finance Costs	(207)	1	(207)	(65)
Non-Operating Income	(5,376)	(808)	(5,376)	119
Total Other Income (Expense)	(5,583)	(807)	(5,583)	54

NET INCOME (LOSS) BEFORE TAXES	(64,012)	(41,308)	(197,970)	(120,523)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	(64,012)	(41,308)	(197,970)	(120,523)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain	11,459	1,386	20,023	(4,381)

COMPREHENSIVE INCOME (LOSS)	$(52,553)	$(39,922)	$(177,947)	$(124,904)

NET LOSS PER COMMON SHARE
Basically and Fully Dilluted	**	**	**	**

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	48,591,809	48,591,809	48,591,809	48,591,809

**Less than $.01

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Unaudited Consolidated Statements of Cash Flows
For the six months ended June 30, 2008 and 2007

	For the Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(197,970)	$(120,523)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation	65,920	57,471
Accounts receivable and other receivables	10,694	(6,173)
Prepaid expenses	(8,264)	14,684
Inventory	(197)	360
Accounts payable and accrued liabilities	134,730	49,316
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,913	(4,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(22,243)	(467)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(22,243)	(467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	-	5,225
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,225

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	20,023	(4,381)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,693	(4,488)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,152	21,333
End of period	9,845	16,845

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

NOTE B – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2008 and 2007 are summarized as follows:

Cash paid during the period ended the six months ended June 30, 2008 and 2007 for interest and income taxes:

                                                                        2007                 2006

                        Income Taxes                           $-0-                  $ -0-

                        Interest                                     $-0-                  $ -0-

NOTE C – PAYABLES, COMMITMENTS AND CONTIGENCIES

As of June 30, 2008, the Company had a payable outstanding in the amount of $492,597, of which $136,500 in connection with the litigation (see note E).

NOTE D – GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company has a deficit book value and small cash flow from operations that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and increase profitability.

NOTE E – LITIGATION

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

The Company believes that adequate provision has been made for all other judgments that may be awarded against the Company. None of the other lawsuits have yet been resolved as of June 30, 2008.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

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

Revenues

Gross revenues for the three and six months ended June 30, 2008 were $62,429 and $117,766, respectively, derived from ticket sales, and hotel and restaurant income. The decrease by $106,739 and $179,787, compared to gross revenues of $169,168 and $297,553 for the same periods ended June 30, 2007, respectively, were due primarily to the impact from the Southwest China Earthquake occurring in May of 2008. Our location is approximately 400 miles north to the earthquake's epicenter, Wenchuan County. Even though our theme park was not damaged during the earthquake, the numbers of tourists dropped significantly afterwards.

Due to the different peak season timing for the theme park and most of our tours are a one-day trip to the theme park, the revenue appears to be diversified. The theme park is not the only resource of revenue. The peak season for the theme park tickets is from March to October, compared to the peak season for the resorts in the period.

Income / Loss

Net loss for the three and six months ended June 30, 2008 were $64,012 and $197,970, compared to the net loss of $41,308 and $120,523 for the same period ended June 30, 2007, respectively. The increase in net loss during the three and six months ended June 30, 2008 was due primarily to the decease in sales revenue.

We expect to incur losses in fiscal year 2008 until traffic is increased to the Theme Park and product sales increase. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the three and six months ended June 30, 2008 were $120,620 and $295,957, respectively, compared to selling, general and administrative expense of $174,035 and $355,001 for the same periods ended June 30, 2007, respectively, were due primarily to the Theme Park operation.

We had the following notable expenses during the six months ended June 30, 2008 and 2007:

·	Salaries and related expenses were $85,353 and $48,205, respectively.

Cost of Sales

Cost of sales included expenses directly related to delivering our product or services. Travel agents' commissions and direct labor would be examples of cost of sales items. During the three and six months ended June 30, 2008, we had $238 and $14,196, respectively, in cost of sales, compared to cost of sales of $35,634 and $63,129 for the same periods ended June 30,2007, respectively. Cost of sales as a percentage of sales was 0.4% and 12% for the three and six months ended June 30, 2008, respectively. The decrease in cost of sales was due primarily to no business from the restaurant during the three months ended June 30, 2008.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $4,913 for the six months ended June 30, 2008, compared to cash flows of $4,865 used in operation for the six months ended June 30, 2007. Positive cash flows from operation during the first half year of 2008 were due primarily to the increase in accounts payable and accrued liabilities by $134,730 and the net loss offset by the non-cash depreciation of $65,920. Negative cash flows from operation during the first two quarters of 2007 were primarily due to the net loss of $120,523, partially offset by depreciation of $57,471 and increase in accounts payable and accrued liabilities by $49,316.

Cash flows used in investing activities were $22,243 and $467 for the six months ended June 30, 2008 and 2007, respectively, attributable to the purchase of fixed assets consisting of leasehold improvements, machinery and equipment.  Most of the disbursements refurbished the theme park.

We had no cash flows from financing activities during the six months ended June 30, 2008. Cash flows provided by financing activities were $5,225 during the six months ended June 30, 2007, which was due primarily to shareholder loan.

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

Ability to Continue as a Going Concern

As shown in the accompanying unaudited financial statements, we have a working capital deficit and a small cash flow from operations that have placed substantial doubt as to whether we can continue as a going concern. Our ability to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate our capital deficiency, (2) refinance existing debt on assets, (3) increase the revenues by launching new attraction in the theme park.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During the six months ended June 30, 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which NCI Holdings, Inc. (n/k/a China International Tourism Holdings Ltd.) was named as a respondent. Our former president Gino Carlucci was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: A Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation. The complaint alleges that NCI failed to accurately and fully disclose the nature of NCI's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for NCI. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the sale rather than keeping 70% or more of the proceeds of each transaction. A tentative settlement agreement has been reached in this case and we expect the Final Judgment will be entered sometime in the second quarter of 2008.  Pursuant to the terms of the proposed Final Judgment, the Defendant is liable for disgorgement of $107,000, representing profits gained as a result of the conduct alleged in the Complaint, together with prejudgment interest thereon in the amount of $35,426.39, for a total of $142,426.39, however, the Court is not ordering Defendant to pay a civil penalty and payment of all but $30,000, of the disgorgement and pre-judgment interest thereon is waived.  Defendant shall satisfy this obligation by paying $30,000 within ten business days to the Court, together with a cover letter identifying NCI Holdings, Inc. as a defendant in this action; setting forth the title and civil action number of this action and the name of the Court; and specifying that final payment is made pursuant to the Final Judgment.  Defendant shall simultaneously transmit photocopies of such payments and letters to the Commission’s counsel in this action.  By making these payments, Defendant relinquishes all legal and equitable right, title, and interest in such funds, and no part of the funds shall be returned to Defendant.  Defendant shall also pay post-judgment interest on any delinquent amounts pursuant to 28 USC § 1961.  The determination not to impose a civil penalty and to waive payment of all but $30,000 of the disgorgement and pre-judgment interest is contingent upon the accuracy and completeness of Defendant's Statement of Financial Condition.  If at any time following the entry of the Final Judgment the Commission obtains information indicating that Defendant’s representations to the Commission concerning his assets, income, liabilities, or net worth were fraudulent, misleading, inaccurate, or incomplete in any material respect as of the time such representations were made, the Commission may, at its sole discretion and without prior notice to Defendant, petition the Court for an order requiring Defendant to pay the unpaid portion of the disgorgement, pre-judgment and post-judgment interest thereon, and the maximum civil penalty allowable under the law.  In connection with any such petition, the only issue shall be whether the financial information provided by Defendant was fraudulent, misleading, inaccurate, or incomplete in any material respect as of the time such representations were made.  In its petition, the Commission may move the Court to consider all available remedies, including, but not limited to, ordering Defendant to pay funds or assets, directing the forfeiture of any assets, or sanctions for contempt of the Final Judgment.  The Commission may also request additional discovery.  Defendant may not, by way of defense to such petition:  (1) challenge the validity of the Consent or the Final Judgment; (2) contest the allegations in the Complaint filed by the Commission; (3) assert that payment of disgorgement, pre-judgment and post-judgment interest or a civil penalty should not be ordered; (4) contest the amount of disgorgement and pre-judgment and post-judgment interest; (5) contest the imposition of the maximum civil penalty allowable under the law; or (6) assert any defense to liability or remedy, including, but not limited to, any statute of limitations defense.

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

Reports on Form 8-K filed in the second quarter of 2008
None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA INTERNATIONAL TOURISM HOLDINGS LTD.

Date: August 14, 2008	By:	/s/ Lei, Ming
Lei, Ming President and CEO

Date: August 14, 2008	By:	/s/ Wang, Xiao Jun
Wang, Xiao Jun Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer.
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.