Form 10-Q
period 2008-09-30
China International Tourism Holdings, Ltd.
filed 2008-11-14
CIK 830664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2008

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

Large accelerated filer [ ]                                                                           Accelerated filer   [ ]

Non-accelerated filer  [ ]                                                                           Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of November 10, 2008:  48,591,809
Number of shares of preferred stock outstanding as of November 10, 2008:   3,295,000

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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Consolidated Unaudited Condensed Balance Sheets – September 30, 2008 and December 31, 2007	4

Consolidated Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income - For the Three and Nine Months Ended September 30, 2008 and 2007	5

Consolidated Unaudited Condensed Statements of Cash Flows - For the Nine Months Ended September 30, 2008 and 2007	6

Notes to Consolidated Unaudited Condensed Financial Statements	7

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12,191	$7,152
Accounts Receivable	8,858	19,338
Inventory	14,968	14,515
Prepaid Expenses	20,206	9,523
TOTAL CURRENT ASSETS	56,223	50,528

FIXED ASSETS
Property, Plant, and Equipment	720,623	691,110
Accumulated Depreciation	(338,753)	(269,508)
TOTAL FIXED ASSETS	381,870	421,602

TOTAL ASSETS	$438,093	$472,130

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$371,549	$360,867
Due to Shareholder	58,120	24,620
TOTAL CURRENT LIABILITIES	429,669	385,487

TOTAL LIABILITIES	429,669	385,487

COMMITMENTS AND CONTINGENCIES
Redeemable Preferred Stock (par value $.01,	32,950	32,950
5,000,000 Shares Authorized, 3,295,000 Shares
Issued and Outstanding)

STOCKHOLDERS' EQUITY
Common Stock (par value $.0001, 250,000,000 Shares	4,860	4,860
Authorized, 48,591,809 Shares Issued and Outstanding
Paid in Capital	3,617,895	3,617,895
Accumulated Other Comprehensive Income	43,251	21,063
Retained Earnings (Deficit)	(3,690,532)	(3,590,125)
TOTAL STOCKHOLDERS' EQUITY	(24,526)	53,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$438,093	$472,130

	-

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007

	For The Three Months Ended				For The Nine Months Ended
	9/30/2008		9/30/2007		9/30/2008		9/30/2007
REVENUE
Sales		$70,852		$126,184		$188,628		$423,737
Cost of Sales		148		28,217		14,344		91,346
GROSS PROFIT		70,714		97,967		174,284		332,391

OPERATING EXPENSES
Selling, General , and Administrative		113,322		181,044		409,279		536,045

INCOME (LOSS) FROM OPERATIONS		(42,608)		(83,077)		(234,995)		(203,654)

OTHER INCOME / (EXPENSES):
Finance Costs		(2)		(4)		(209)		(69)
Non-Operating Income		3,673		(528)		(1,703)		(410)
Other income		136,500		-		136,500		-
Total Other Income (Expense)		140,171		(532)		134,588		(479)

NET INCOME (LOSS) BEFORE TAXES		97,563		(83,609)		(100,407)		(204,133)

INCOME TAX EXPENSE		-		-		-		-

NET INCOME (LOSS) FROM CONTUNUED OPERATIONS		$97,563		$(83,609)		$(100,407)		$(204,133)

GAIN ON DISPOSAL OF SUBSIDIARY		-		-		-		-

NET INCOME (LOSS)		97,563		(83,609)		(100,407)		(204,133)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain		2,165		161		22,188		(4,220)

COMPREHENSIVE INCOME (LOSS)		$99,728		$(83,448)		$(78,219)		$(208,353)

NET LOSS PER COMMON SHARE
Basically and Fully Dilluted	$	**	$	**	$	**	$	**
**Less the .01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		48,591,809		48,591,809		48,591,809		48,591,809

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007

	For the Nine Months Ended
	9/30/2008	9/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income(loss) after income tax	$(100,407)	$(204,133)
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	69,245	84,496
Accounts Receivable and Other Receivables	10,480	(4,497)
Prepaid and Other Assets	(10,683)	41,679
Inventory	(453)	1,702
Accounts Payable	44,182	35,224
Tax Payable	-	(7,295)
Other Payable	-	33,568
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	12,364	(19,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(29,513)	(2,030)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(29,513)	(2,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	-	12,474
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	12,474

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	22,188	(4,220)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,039	(13,032)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,152	21,333
End of period	12,191	8,301

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May, 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

NOTE B – PAYABLES, COMMITMENTS AND CONTIGENCIES

As of September 30, 2008, the Company had a payable outstanding in the amount of $371,549. The $136,500 in connection with the litigation (see Note D) was included in other income during the third quarter of 2008 due to the final settlement described in Note D.

NOTE C – GOING CONCERN

As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $373,446 and a deficit book value that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and increase profitability.

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

The Company and the Government have agreed upon the terms of a settlement, the terms of which provide for the Company to pay the sum of $30,000 to the SEC. A final judgment has been entered and the related payment has been made in this case during the quarter ended September 30, 2008.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

FORWARD LOOKING STATEMENTS

The information herein contains certain forward looking statements within the meaning of §27A of the Securities Act of 1933, as amended and §21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the ability of us to continue its current expansion strategy, changes in the theme park entertainment markets, labor and employee benefits, as well as general market conditions, competition and pricing. Although we believe that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this Form 10-Q will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Revenues

Gross revenues for the three and nine months ended September 30, 2008 were $70,852 and $188,628, respectively, derived from ticket sales, and hotel and restaurant income. The decrease by $55,332 and $235,109, compared to gross revenues of $126,184 and $423,737 for the same periods ended September 30, 2007, respectively, were due primarily to the consummation of the contracts with some travel agents in February 2007, pursuant to which the travel agents brought tourists to our theme park for the discounted price. We did not have new contracts signed with the travel agents after the first quarter of 2007.

Due to the different peak season timing for the theme park and most of our tours are a one-day trip to the theme park, the revenue appears to be diversified. The peak season for the theme park tickets is from March to October, compared to the peak season for the resorts in the first quarter of each year.

Income / Loss

We had net income of $97,563 for the three months and net loss of $100,407 for the nine months ended September 30, 2008, compared to the net loss of $83,609 and $204,133 for the same period ended September 30, 2007, respectively. The net income during the third quarter of 2008 was due primarily to the final settlement for the case of Securities and Exchange Commission v. David M. Wolfson, et al. as described in Item 1 of Part II in this report. The accrued liabilities of $136,500 in connection with the case were included in other income during the three months ended September 30, 2008.

We expect to incur losses in fiscal year 2008 until traffic is increased to the Theme Park and product sales increase. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the three and nine months ended September 30, 2008 were $113,322 and $409,279, respectively, compared to selling, general and administrative expense of $181,044 and $536,045 for the same periods ended September 30, 2007, respectively, were due primarily to the Theme Park operation.

Cost of Sales

Cost of sales included expenses directly related to delivering our product or services. Travel agents' commissions and direct labor would be examples of cost of sales items. During the three and nine months ended September 30, 2008, we had $148 and $14,344, respectively, in cost of sales, compared to cost of sales of $28,217 and $91,346 for the same periods ended September 30,2007. Cost of sales as a percentage of sales was 0.2% and 7.6% for the three and nine months ended September 30, 2008, respectively. The decrease in cost of sales due primarily to the restaurant has gone out of business.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $12,364 for the nine months ended September 30, 2008, compared to cash flows of $19,256 used in operation for the nine months ended September 30, 2007. Positive cash flows from operation during the nine months of 2008 were due primarily to the net loss offset by depreciation of $69,245, plus the decrease in accounts receivable by $10,480 and the increase in account payable by $44,182. Negative cash flows from operation during the nine months ended September 30, 2007 were primarily due to the net loss of $204,133, partially offset by depreciation of $84,496, the decrease in prepaid and other assets by $41,679 and the increase in accounts payable and other payable, which was $35,224 and $33,568, respectively.

Cash flows used in investing activities were $29,513 and $2,030 for the nine months ended September 30, 2008 and 2007, respectively, attributable to the purchase of fixed assets consisting of leasehold improvements, machinery and equipment.  Most of the disbursements refurbished the theme park.

We had no cash flows from financing activities for the nine months ended September 30, 2008. The cash flows provided by financing activities were $12,474 during the nine months ended September 30, 2007 due primarily to shareholder loan.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $50,000 in working capital during 2008 and $100,000 for the two years thereafter.

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

Trends, Events, and Uncertainties

The success of our business depends in large part on our ability to identify tourist trends as well as to react to changing customer demand in a timely manner. Consequently, we depend in part upon the continuing favorable market response to the creative efforts of our marketing team’s ability to anticipate products and services that appeal to our consumer base. Failure on our part to anticipate, identify and respond effectively to changing consumer demands and trends will adversely affect our sales.

Ability to Continue as a Going Concern

As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $373,446 and a deficit book value that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan to raise capital and increase profitability.

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

During the nine months ended September 30, 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.

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

The Company and the Government have agreed upon the terms of a settlement, the terms of which provide for the Company to pay the sum of $30,000 to the SEC. A final judgment has been entered and the related payment has been made in this case during the quarter ended September 30, 2008.

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

Reports on Form 8-K filed in the third quarter of 2008

           None.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA INTERNATIONAL TOURISM HOLDINGS LTD.

Date: November 14, 2008	By:	/s/ Ming Lei
Ming Lei President and CEO

Date: November 14, 2008	By:	/s/ Xiaojun Wang
Xiaojun Wang Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer.
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.