Form 10-K
period 2008-12-31
China International Tourism Holdings, Ltd.
filed 2009-04-15
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 001-10559

 CHINA INTERNATIONAL TOURISM HOLDINGS, LTD.
 (Exact name of small business issuer as specified in its charter)

NEVADA	65-1021346
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 910, Yi An Plaza, 33 Jian She Liu Road, Guangzou, P.R.China 510000
 (Address of principal executive offices)

(8629) 8436-8561
(Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock
Par Value: 0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes [  ]                                No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

The Registrant’s revenue for its fiscal year ended December 31, 2008 was $253,398.

The aggregate market value of the voting stock on April 8, 2009 (consisting of Common Stock, $0.0001 par value per share) held by non-affiliates was approximately $83,524 based upon the most recent sales price for such Common Stock on said date ($0.40). On April 8, 2009, there were 245,026 shares of our Common Stock issued and outstanding, of which approximately 208,811 shares were held by non-affiliates.

Number of shares of common stock outstanding as of April 8, 2009:  245,026

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

HISTORY

As used in this Annual Report, the terms "we", "us", "our," the “Registrant,” “CINH” and the "Company" means, China International Tourism Holdings, Ltd., a Nevada corporation, formerly known as Dark Dynamite, Inc., NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. These terms also refer to our subsidiary corporation, Shanxi Kai Da Lv You Gu Wen You Xian Gong Si ("Kai Da"), a corporation organized under the laws of the Peoples’ Republic of China (“Kai Da”) acquired in August 2005.

On April 8, 2003, the Company, under prior management, retroactively approved the sale of its 100% interest in Bestfoodonline.com, Inc. (“Bestfood”) to Miami Venture Capital for $10, effective as of December 30, 2002. The purpose of the disposition was to further streamline us by eliminating any lingering management issues, liabilities and other complications which may have involved Bestfood. The sale of Bestfood to MVC also provides further separation from our former president. Bestfood was considered by new management to be a burden on us and was not considered a viable operating company with any substantive beneficial future prospects for us. We were thus without significant operations for the year ended December 31, 2003.

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

SUBSEQUENT EVENT

On February 17, 2009, China International Tourism Holdings, Ltd., entered into a transfer & change of control agreement with Ms. Wanwen Su and Mr. Ming Lei. Pursuant to the terms and conditions of this agreement, the Ms. Su acquired from Mr. Lei 2,636,000 shares of preferred stock of the Company and received a “controlling interest” in the Company.

On February 18, 2009, our Board of Directors adopted a resolution approving a two hundred to one reverse split of our issued and outstanding Common Stock. The reverse split combines our outstanding Common Stock on the basis of 200 outstanding shares being changed to 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) will remain essentially unchanged as a result of the reverse split. The reverse split was effective on April 3, 2009, and the ticker symbol of our Common Stock was changed to “CINH” accordingly.

The new management and new board of directors of the Company feel that pursuing other business opportunities will be the best plan of action for the Company, and hope to move in a different direction from the theme park and resort business. As of this filing, we still operate in the theme park and resort business.

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

In addition, we are developing another brand new large-scale outdoor Dinner Show Program for the culture of Qin Dynasty, which will be performed in the Front Palace area of the Theme Park. The Dinner Show will be designed as an opera and will reintroduce the Qin Dynasty dancing and songs from over 2,200 years ago. All the songs will be conducted by music professional familiar with the history of the site. During the show, we will provide tourists with a dinner of traditional Chinese cuisine. As of December 31, 2007, the music and the story book for the dinner show were completed. We hope to transform the Theme Park beyond the educational and historical aspects to also include a multi-function entertainment center.

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

PROPOSED LOGISTIC BUSINESS

Pursuant to the transfer & change of control agreement, which was discussed on Page 5, Ms. Su, our President, is going to execute a plan of exchange with Chengkai Logistic Company (“Chengkai”), a corporation organized under the laws of the Peoples’ Republic of China (“PRC”). As a result of the transaction, Chengkai will become our wholly owned subsidiary, and Kai Da will be vended out simultaneously. A current report on Form 8-K to disclose the details of the transaction will be filed on or before April 20, 2008.

Chengkai was incorporated in the PRC on October 19, 2004 as a limited liability company, with registered capital of approximately $1,200,000 as of December 31, 2007. Chengkai has one affiliate company, GuangZhou Chengkai Trading Co., of which Chengkai owns a 10% equity interest. Chengkai is located in Guangzhou City, one of the largest commercial bases in China, and a booming transportation hub due with easy access to railroad, highway, and rivers. Chengkai has two logistic centers located in Baiyun Airport and the Huangpu Xingang Port in Guangzhou City, Guangdong Province, China.

Chengkai specializes in logistical services for car manufacturers, car components, food assortments, chemicals, paper, and machinery in China. The services cover various aspects of transportation management, including logistical planning, import and export management, electronic customs declaration systems, supply chain planning, transporting products from ports to warehouses or vice versa, organization of transportation, and storage and distribution of products.

Chengkai’s customers include international companies and domestic enterprises in China from various industries. Their clients from the automobile industry include Rolls Royce Automobile Accessories, Mercedes Benz Automobile Accessories, Peugeot Automobile Accessories, BMW Automobile Accessories, and Nissan Automobile Accessories.  Their electronic industries clients include IBM Electronics and Creator Corporation China. Chengkai’s chemical industries clients include Korean LG Chemical Engineering Company, French Rhodia Chemical Company, Spanish Caster Rubber Company, and Korean Dongsung Chemical Co., Ltd. Chengkai’s customer base has been increasing at a rapid pace, especially within the Food Industry, Paper Industry, Mechanical Industry, Garment Industry, Furniture Industry and Daily Commodity Industry.

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

Employees

We have approximately 193 full-time employees to operate the Theme Park and the Resort, of which 35 persons are on the management team. The other positions include waiters, waitresses, landscapers, maids, security, cleaners, and so on. All the artists for the shows are subject to their respective performance contracts.

Reports to Security Holders

We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to security holders. If we should choose to create an annual report, it will contain audited financial statements. We intend to file all required information with the SEC. We plan to file our 10-K, 10-Q, and all other forms that are or may become applicable with the SEC.

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

ITEM 1A. RISK FACTORS

There are many factors that affect our business, operating results and financial conditions, many of which are beyond its control. The following is a description of the most significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion.

We are actively recruiting qualified candidates to fill key executive positions within the Company. There is substantial competition for experienced personnel. We will compete for experienced personnel with company who have substantially greater financial resources than we do. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to be successful. In addition, we depend upon the expertise and execution of our key employees. We do not maintain insurance policies on any of our employees.

Our auditors have expressed doubt about our ability to continue as a going concern. If we do not generate substantial revenue from our new relationships and are also unable to obtain capital from other resources, we will significantly curtail our operations or halt them entirely.

Historically, we have been dependent on financings to fund our development and working capital needs. As of December 31, 2008, we had only $19,333 in cash and cash equivalents. Accordingly, if we do not develop any new projects, we would have to continue to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

 Possible issuances of our capital stock would cause dilution to our existing shareholders.

While we currently have approximately 245,026 shares of common stock outstanding, we are authorized to issue up to 250,000,000 shares of common stock. Therefore, we will be able to issue a substantial number of additional shares without obtaining shareholder approval. In the event we elect to issue additional shares of common stock in connection with any financing, acquisition or otherwise, current shareholders could find their holdings substantially diluted, which means they will own a smaller percentage of our company.

Certain shareholders control a substantial portion of our outstanding common stock.

Our chief executive officer owns a significant portion of the outstanding shares of our preferred stock and Ms. Wanwen Su has the option to convert her 2,636,000 shares of preferred stock to common stock at a rate of 25 to 1 (65,900,000 shares of common stock). Accordingly, she will be able to influence the election of our directors and thereby influence or direct our policies.

No dividends have been paid on our common stock.

To date, we have not paid any cash dividends on our common stock and we do not expect to declare or pay dividends on the common stock in the foreseeable future. In addition, the payment of cash dividends may be limited or prohibited by the terms of any future loan agreements.

We may not be able to continue to compete effectively in the future.

We expect the persisting increase in competition to continue to have an adverse effect on our business, liquidity, financial condition and results of operations.  In addition, the constraints on our liquidity have limited our ability to invest our operating cash flow in improvements to our parks and address the aging of our facilities, which may affect our ability to compete.  Public perception of our declining liquidity, financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, may result in additional decreases in cash client revenues (particularly those associated with longer term client contracts) and increases in client attrition.  In addition, if liquidity problems persist, our suppliers could refuse to provide key products and services in the future.  Continuing liquidity concerns could also negatively affect our relationship with employees by decreasing productivity and increasing turnover.

Competitors could copy our business model and erode our market share, brand recognition and profitability.

We cannot assure you that our competitors will not attempt to copy our business model, or portions thereof, and that this will not erode our market share and brand recognition and impair our growth rate and profitability. In response to any such competitors, we may be required to decrease our membership fees, which may reduce our operating margins and profitability.

We have significant operations concentrated in a certain geographic area, and any disruption in the operations of our center in this area could harm our operating results.

Any prolonged disruption in the operations of our center, whether due to technical difficulties, power failures or destruction or damage to the center as a result of a natural disaster, fire or any other reason, could harm our operating results. In addition, our concentration in this market increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

Factors impacting attendance—local conditions, events, natural disasters, disturbances and terrorist activities—can adversely impact park attendance.

Lower attendance at our park may be caused by various local conditions, events, weather or natural disasters. Furthermore, we believe that general economic conditions may also adversely impact attendance figures at our parks, in that a challenging economic environment can disproportionately affect our target audience of low to middle income consumers who generally have relatively limited amounts of discretionary income.

Terrorist alerts and threats of future terrorist activities may continue to adversely affect attendance at our parks. We cannot predict what effect any further terrorist activities that may occur in the future may have on our business and results of operations.

Risk of accidents—there is a risk of accidents occurring at our parks or competing parks which may reduce attendance and negatively impact our operations.

Almost all of our parks feature "thrill rides." While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury (including water-borne illnesses on water rides) at any of our parks or at parks operated by our competitors, particularly accidents or injuries that attract media attention, may reduce attendance at our parks, causing a decrease in revenues.

Adverse weather conditions—bad weather can adversely impact attendance at our parks.

Because most of the attractions at our theme park are outdoors, attendance at our park is adversely affected by bad weather and forecasts of bad weather. Bad weather and forecasts of bad or mixed weather conditions can reduce the number of people who come to our parks, which negatively affects our revenues. Also, bad weather and forecasts of bad weather on weekend days have greater negative impact than on weekdays because weekend days are typically peak days for attendance at our park.

Seasonality—our operations are seasonal.

Our operations are seasonal. When conditions or events described in the above risk factors occur during the operating season, particularly during the peak season of warm weather, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid to late autumn and winter months. For this reason, a sequential quarter to quarter comparison is not a good indication of our performance or of how we will perform in the future.

Competition—the theme park industry competes with numerous entertainment alternatives.

Our park compete with other theme, water and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, sports attractions and vacation travel. Our business is also subject to factors that affect the recreation and leisure time industries generally, such as general economic conditions, including relative fuel prices, and changes in consumer spending habits. The principal competitive factors of a park include location, price, the uniqueness and perceived quality of the rides and attractions, the atmosphere and cleanliness of the park and the quality of its food

Because our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in China.

Our directors and our executive officers reside in the PRC and all of our assets are located in China. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the federal securities laws.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in China. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in the Renminbi. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 6.5% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and August 31, 2007. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent our future revenues are denominated in currencies other than United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock., which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we will be required to include an auditor’s report on internal controls over financial reporting for the year ended December 31, 2008. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of Sarbanes Oxley, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our common stock.

Because our stock price is less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

·	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

·	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

·	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

·	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

·
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

Although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

The volatility of and limited trading market in our common stock may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past year, the market price for our common stock has ranged from $0.01 to $0.11. Any future market price for our shares is likely to continue to be very volatile. Further, our common stock is not actively traded, which may amplify the volatility of our stock. These factors may make it more difficult for you to sell shares of common stock.

There is currently no liquid trading market for CINH’s common stock and CINH cannot ensure that one will ever develop or be sustained.

There is currently no liquid trading market for CINH’s common stock. CINH cannot predict how liquid the market for CINH’s common stock might become. CINH’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol “CINH.” CINH currently does not satisfy the initial listing standards, and cannot ensure that it will be able to satisfy such listing standards on a higher exchange, or that its common stock will be accepted for listing on any such exchange. Should CINH fail to satisfy the initial listing standards of such exchanges, or its common stock be otherwise rejected for listing and remain on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of CINH’s common stock could suffer, the trading market for CINH’s common stock may be less liquid and CINH’s common stock price may be subject to increased volatility.

Declining economic conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent weeks, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may adversely affect the price of oil, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

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

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. With the exception of the above-mentioned cases we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Electronic Over-the-Counter Bulletin Board under the symbol, “CINH.OB”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Furthermore, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2008, 2007 and 2006 are as follows:

QUARTER ENDING	LOW	HIGH

March 31, 2008	$0.01	$0.03
June 30, 2008	$0.01	$0.02
September 30, 2008	$0.004	$0.01
December 31, 2008	$0.001	$0.008

March 31, 2007	$0.11	$0.11
June 30, 2007	$0.070	$0.075
September 30, 2007	$0.016	$0.016
December 30, 2007	$0.01	$0.07

March 31, 2006	$0.65	$2.10
June 30, 2006	$0.26	$0.66
September 30, 2006	$0.23	$0.32
December 31, 2006	$0.15	$0.26

Record Holders

The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock. We are authorized to issue 250,000,000 shares of common stock, and 5,000,000 shares of preferred stock. There are currently approximately 4,494 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW 6th Street, Suite 216, Plantation, Florida 33324.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our magazines on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Revenues

Gross revenues for the years ended December 31, 2008 and 2007 were $253,398 and $516,218, respectively, derived from ticket sales, and hotel and restaurant income. The decrease by $262,820 was due primarily to the end of the contracts with some travel agents in 2008, pursuant to which the travel agents brought tourists to our theme park for the discounted price. We did not have new contracts signed with the travel agents in 2008. Also, the general slow down in the economy has decreased revenues simply because theme park tickets, hotel stays, and eating out could be considered luxury items and therefore are subject to cut backs if people are saving more money.

Due to the different peak season timing for the theme park and most of our tours are a one-day trip to the theme park, the revenue appears to be diversified. The theme park is not the only resource of revenue. The peak season for the theme park tickets is from March to October, compared to the peak season for the resorts in the first quarter.

Income / Loss

Net losses for the years ended December 31, 2008 and 2007 were $174,454 and $332,876, respectively. The net loss during 2007 was due primarily to the decease in sales revenue. As a result, the gross profit was insufficient to cover the operating expenses. The net loss during 2008 was due primarily to the high operating expenses resulting from the cost of being a publicly traded company. The net loss decreased from 2007 to 2008 by $158,422 primarily due to the increase in non-operating income, the decrease in cost of sales, and decrease in selling, general, and administrative expenses.

We expect to incur losses or keep breakeven in fiscal year 2009 until traffic is increased to the Theme Park and product sales increase. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the years ended December 31, 2008 and 2007 were $548,258 and $737,406, respectively. We had the following notable expenses during 2008 and 2007:

·	Auditing expenses were $19,000 and $37,000, respectively.

Cost of Sales

Cost of sales included expenses directly related to delivering our product or services Travel agents' commissions and direct labor would be examples of cost of sales items. During the years ended December 31, 2008 and 2007, we had $14,422 and $115,951 respectively, in cost of sales. Cost of sales as a percentage of sales was 5.7% and 22.4%, respectively. The decrease in percentage during 2008 was attributable to the decease in sales as well as a decrease in the travel agent commissions.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $190,978 and $2,821 for the years ended December 31, 2008 and 2007, respectively. Negative cash flows from operation in 2007 were primarily due to the net loss of $332,876, partially offset by depreciation of $128,437 and accounts payable of $142,537. Negative cash flows from operations in 2008 were primarily due to the net loss of $174,454 and increase in accounts payable to $119,449.

Cash flows used in investing activities were $26,230 for the year ended December 31, 2008, compared to cash flows of $46,719 used in investing activities for the year ended December 31, 2007. The cash flows used in investment during 2007 and 2008 were attributable to the purchase of fixed assets consisting of leasehold improvements, machinery and equipment.  Most of the disbursements refurbished the theme park.

Cash flows provided by financing activities were $215,238 for the year ended December 31, 2008, compared to cash flows of $17,154 provided by financing activities for the year ended December 31, 2007. The cash flows from financing activities during 2007 were due to the proceeds from shareholder loan. The cash flows from financing activities during 2008 were due to the shareholder loan and the proceeds from advance payable-related party.

We have funded our cash needs for the year ended December 31, 2008 with a series of debt and equity transactions.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $100,000 in working capital during 2009 and $50,000 for the two years thereafter.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and has no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Foreign Exchange Rates

All of our sales are denominated in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $14,151 in fiscal 2008. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars, including the net proceeds to us from this offering, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the financial statements or otherwise stated in this MD&A were as follows:

	2008	2007

Balance sheet items, except for the registered and paid-up capital as of December 31, 2008 and 2007	USD 0.147:RMB 1	USD 0.137:RMB 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2008 and 2007	USD 0.144:RMB 1	USD 0.135:RMB 1

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2008 and 2007

Statements of Operations	For the year ended December 31, 2008	For the year ended December 31, 2007

Revenues	$253,398	$516,218
Cost of Sales	$14,422	$115,951
Gross profit	$238,976	$400,267
Operating expenses	$548,258	$737,406
(Loss) from operations	$(309,282)	$(337,139)
Interest expense	$-	$-
Net (loss)	$(174,454)	$(332,876)
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2008

Cash	$19,333
Total current assets	$55,465
Other assets	$352,151
Total Assets	$407,616
Current liabilities	$481,275
Commitments and Contingencies	$32,950
Stockholders’ equity	$(106,609)
Total liabilities and stockholders’ equity	$407,616

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China International Tourism Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of China International Tourism Holdings, Ltd. and Subsidiary.(a Nevada corporation). as of December 31, 2008 and 2007 and related statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2008 and 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China International Tourism Holdings, Ltd. and Subsidiary (a Nevada corporation). as of December 31, 2008 and 2007 and the results of its operations and its cash flows for years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates CPA’s LLC
LAKE & ASSOCIATES CPA’S LLC
BOCA RATON FLORIDA
April 6, 2009

20283 State Road #7
Suite 300
Boca Raton, Florida 33498
Phone: 561.982.9874
Fax: 561.982.7985

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Audited Consolidated Balance Sheets
As of December 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$19,333	$7,152
Accounts Receivable	1,891	19,338
Inventory	14,895	14,515
Prepaid Expenses	19,346	9,523
TOTAL CURRENT ASSETS	55,465	50,528

FIXED ASSETS
Property, Plant, and Equipment	717,340	691,110
Accumulated Depreciation	(365,189)	(269,508)
TOTAL FIXED ASSETS	352,151	421,602

TOTAL ASSETS	$407,616	$472,130

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$241,417	$360,866
Short-term borrowing-related party	181,738	-
Due to Shareholder	58,120	24,620
TOTAL CURRENT LIABILITIES	481,275	385,486

COMMITMENTS AND CONTINGENCIES
Redeemable Preferred Stock (par value $.01,	32,950	32,950
5,000,000 Shares Authorized, 3,295,000 Shares
Issued and Outstanding

STOCKHOLDERS' EQUITY
Common Stock (par $.0001, 250,000,000	24	24
Authorized, 245,026 Issued and Outstanding
Paid in Capital	3,622,731	3,622,731
Accumulated Other Comprehensive Income	35,214	21,063
Retained Earnings (Deficit)	(3,764,579)	(3,590,125)
TOTAL STOCKHOLDERS' EQUITY	(106,609)	53,694

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$407,616	$472,130

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Audited Consolidated Statements of Operations
For the years ended December 31, 2008 and 2007

	For Year Ended December 31,
	2008		2007
REVENUE
Sales		$253,398	$516,218
Cost of Sales		14,422	115,951
GROSS PROFIT		238,976	400,267

OPERATING EXPENSES
Selling, General , and Administrative		$548,258	$737,406

INCOME (LOSS) FROM OPERATIONS		(309,282)	(337,139)

OTHER INCOME / (EXPENSES):
Finance Costs	$		$-
Non-Operating Income		134,828	4,263
Total Other Income (Expense)		134,828	4,263

NET INCOME (LOSS) BEFORE TAXES		(174,454)	(332,876)

NET INCOME (LOSS) FROM CONTUNUED OPERATIONS		(174,454)	(332,876)

Income Tax		$-	$-

NET INCOME (LOSS)		(174,454)	(332,876)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation (Loss) Gain		$14,151	$18,205

COMPREHENSIVE INCOME (LOSS)		$(160,303)	$(314,671)

NET LOSS PER COMMON SHARE
Basically and Fully Dilluted		(0.65)	(1.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		245,026	242,959

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Audited Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007

	For Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income(loss) after income tax	$(174,454)	$(332,876)
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	95,681	128,437
Accounts Receivable and Other Receivables	17,447	(15,716)
Prepaid and Other Assets	(9,823)	72,766
Inventory	(380)	2,031
Accounts Payable	(119,449)	142,537
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(190,978)	(2,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(26,230)	(46,719)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(26,230)	(46,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	33,500	17,154
Proceeds from advance payable-related party	181,738	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	215,238	17,154

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	14,151	18,205

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,181	(14,181)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,152	21,333
End of period	19,333	7,152

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Audited Consolidated Statement of Equity (deficit)
For the years ended December 31, 2008 and 2007

					Accumulated
	Common Stock ($.0001 par)		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total
Balances, December 31, 2006	242,983	$24	$3,622,731	$(3,257,249)	$2,858	$368,364

Shares cancelled	(24)	-	-	-	-	-
Other Comprehensive Income					18,205	18,205
Net Income (Loss) for the year	-	-	-	(332,876)	-	(332,876)

Balances, December 31, 2007	242,959	$24	$3,622,731	$(3,590,125)	$21,063	$53,693

Reverse split rounding shares	2,067	-	-	-	-	-
Other Comprehensive Income					14,151	14,151
Net Income (Loss) for period	-	-	-	(174,454)	-	(174,454)
Balances, December 31, 2008	245,026	$24	$3,622,731	$(3,764,579)	$35,214	$(106,610)

The accompanying notes are an integral part of these financial statements.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization China International Tourism Holdings, Limited. (the “Company” or “CINH”) was incorporated in the State of Nevada on December 23, 1988, formerly known as Dark Dynamite, Inc., NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. On October 26, 2007, the Company changed its name from Dark Dynamite, Inc. to China International Tourism Holdings, Limited.

The Company currently has one wholly-owned subsidiary, Shanxi Kai Da Lv You Gu Wen You Xian Gong Si, a corporation organized under the laws of the Peoples' Republic of China (“Kai Da”) through a Plan of Exchange consummated on October 3, 2005. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the Kai Da and as a re-organization by CINH.

Kai Da is principally engaged in the theme park management in the PRC.

CINH and its wholly-owned subsidiary Kai Da are hereafter referred to as (the “Company”).

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory - Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable - Accounts deemed uncollectible are written off in the year they become uncollectible.  No receivables were deemed uncollectible as of December 31, 2008 or 2007.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2008 based upon a management review of such assets.

Stock-Based Compensation - The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123R. Common shares issued for services rendered by a third party (both employees and non-employees) are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable.

Recently Issued Accounting Pronouncements - In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company's financial statements.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending

NOTE B – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2008 and 2007 are summarized as follows:

Cash paid during the period ended December 31, 2008 and 2007 for interest and income taxes:

2008                       2007
Income Taxes                           $-0-                       $ -0-
Interest                                     $-0-                       $ -0-

NOTE C – SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2008 and 2007.

NOTE D – INCOME TAXES

The Company has approximately $3,710,000 of federal and state net operating losses available that expire in various years through the year 2028.

Due to operating losses, there was no provision for current federal or state income taxes for the year ended December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2008 consists of net operating loss carry-forward calculated using federal and state effective tax rates equating to approximately $1,163,000 less a valuation allowance in the amount of $1,163,000. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $38,000 for the year ended December 31, 2008.

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company’s total deferred tax asset as of December 31, 2008 and 2007 is as follows:

	2008	2007

Net operating loss carry-forwards	$1,163,000	$1,125,000
Valuation Allowance	(1,163,000)	(1,125,000)
	$-0-	$-0-

NOTE E - INVENTORY

Inventory of supplies are carried at the lower of cost or market:

2008                       2007
Inventory-supplies                  $14,895                  $ 14,515

NOTE F – SHORT-TERM BORROWING-RELATED PARTY

As of December 31, 2008, the Company had a short-term borrowing outstanding in the amount of $181,738. The amount was due to Shanxi Qin E'Pang Tourism Development Co., Ltd., representing unsecured advance which was interest-free and repayable on demand. The imputed interest on the amount was not significant.

NOTE G – PAYABLES, COMMITMENTS AND CONTIGENCIES

As of December 31, 2008, the Company had a payable outstanding in the amount of $241,417.

NOTE H – GOING CONCERN

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

NOTE I – LITIGATION

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

NOTE J – RELATED PARTY TRANSACTIONS

The Company's subsidiary Kai Da signed a management contract with Shanxi Qin E'Pang Tourism Development Co., Ltd. (“Qin E'Pang Tourism”). According to the contract, the Company will manage the E'Pang palace theme partk, hotel, and restaurant from August 1, 2005 to July 31, 2010 and hold 90% of the net profits. The remaining 10% of the net profit will be returned to Qin E'Pang Tourism. As of December 31, 2008, the Company had a short-term borrowing outstanding in the amount of $181,738 due to Qin E’Pang Tourism (see NOTE F).

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of December 31, 2008 and 2007 was $58,120 and $24,620, respectively. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

NOTE K – SUBSEQUENT EVENT

On February 17, 2009, the Company entered into a transfer & change of control agreement (the “Agreement”) with Ms. Wanwen Su (the “Buyer”) and Mr. Ming Lei, our former president (the “Seller). There were no material relationships between the Company or its affiliates and any of the parties to the Agreement, other than in respect to the Agreement.

Pursuant to the terms and conditions of the Agreement, the Buyer acquired from the Seller 2,636,000 shares of preferred stock of the Company and received a “controlling interest” in the Company.

On February 18, 2009, the Board of Directors of the Company adopted a resolution approving a two hundred to one reverse split of our Common Stock. The reverse split combines the Company’s outstanding Common Stock on the basis of 200 outstanding shares being changed to 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) will remain essentially unchanged as a result of the reverse split. The reverse split was effective on April 3, 2009.

The statement of equity and the earnings per share numbers in the financial statements have been restated per FASB 128 paragraph 134.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2008, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Identification of Directors and Executive Officers and Significant Employees

The following table identifies all of our current executive officers, directors and significant employees. The officers and directors will serve until the next annual meeting of the stockholders, or until their successors are elected or appointed and qualified, or they resign or are terminated.

Name	Age	Position	Commenced
Wanwen Su	36	CEO, President	2/17/2009*
Weiheng Cai	36	Independent Director	2/17/2009
Yanfen Su	58	Independent Director	2/26/2009

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

* Ms. Wanwen Su was appointed to the board effective as of February 17, 2009, the effective date of the resignation of Mr. Ming Lei as former President and CEO.

Business Experience and Personal Background

Ms. Wanwen Su graduated from Guangzhou Jinan University with a degree in Accounting. She previously worked as a manager of Burberry Guangzhou. She founded Guangzhou Chengkai Logistics Co. Ltd in 2005. She has experience in marketing and sales of luxury goods and has established herself well in the logistics business

Mr. Weiheng Cai, age 36, has worked as a technical consultant for the past 5 years both independently and for Conceptual Management, Inc., his wholly-owned company. Mr. Cai primarily performs his services from the Peoples Republic of China where he resides. Mr. Cai performs website development services for emerging companies. He has a BS in Business Administration from the University of North Carolina.

Ms. Yanfen Su, 58 years old, graduated from Zhongshan University with a degree in Journalism. She has decades of management experience, and previously worked at Guangzhou Pearl River Group as an Administrative Manager. Ms.Su is currently retired.

Promoters and Control Persons

These directors may be considered control persons of us within the meaning of the rules promulgated under the Securities Act of 1933, as amended, by virtue of his and her share ownership, his and her ability to influence our activities, and his positions as our officers and directors.

Family Relationships

Ms. Yanfen Su is the mother of Ms. Wanwen Su.

Legal Proceedings

No officer, director, or persons nominated for such positions and no promoter or significant employee of ours has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparentconflicts of interest between personal and professional relationships
•
Full, fair, accurate, timely and understandable disclosure in reports anddocuments that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations
•	The prompt internal reporting of violations of the code to an appropriate person orpersons identified in the code
•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2008, 2007, and 2006, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)		Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)

Wanwen Su, President and CEO	2008	---	---	---	---	---	---	---	---
Ming Lei, Former President	2008	---	---	---	---	---	---	---	---
	2007	---	---	---	---	---	---	---	---
	2006	---	---	---	---	---	---	---	---
Wang, Xiao Jun, Former CFO	2008	---	---	---	---	---	---	---	---
	2007	---	---	---	---	---	---	---	---
	2006	---	---	---	---	---	---	---	---
Yanfen Su, Independent Director	2008	---	---	---	---	---	---	---	---
Weiheng Cai, Independent Director	2008	---	---	---	---	---	---	---	---

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

As of April 8, 2009, we had 4,494 stockholders of record and 245,026 shares of our Common Stock issued and outstanding. The following tables set forth the ownership, as of April 8, 2009, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Preferred Stock(2)
Ms. Wanwen Su Rm 910 Yi An Guang Chang N0 33 Jian She Liu Ma Lu Guangzhou, China	2,636,000	80%
Mr. Ming Lei E Pang Gong Site, 44 Hong Guang Road Xi An, P.R. China 710068	659,000	20%
All directors and executive officers as a group (1 person)	2,636,000	80%

(1)	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.
(2)	Based on 3,295,000 shares of Preferred Stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(2)
Ms. Wanwen Su Rm 910 Yi An Guang Chang N0 33 Jian She Liu Ma Lu Guangzhou, China	65,900,000	(3)	79.76%
Mr. Ming Lei E Pang Gong Site, 44 Hong Guang Road Xi An, P.R. China 710068	16,487,405	(4)	19.96%
All directors and executive officers as a group (1 person)	65,900,000		79.76%

(1)	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.
(2)
The total 82,620,026 shares of Common Stock outstanding are based on 3,295,000 shares of Preferred Stock issued and outstanding with a conversion ratio of 1 for 25, plus 245,026 shares of Common Stock issued and outstanding.

(3)	Ms. Su owns 2,636,000 shares of preferred stock, once converted, would equal 65,900,000 shares of common stock.
(4)	Based on 659,000 shares of preferred stock with a conversion ratio of 1 for 25 and 12,405 shares of common stock already issued and outstanding for Mr. Ming Lei.

Change in Control Arrangements

On January 15, 2009, China International Tourism Holdings, Ltd., (the “Company”) entered into a transfer & change of control agreement (the “Agreement”) with Ms. Wanwen Su (the “Buyer”) and Mr. Ming Lei (the “Seller). There were no material relationships between the Company or its affiliated and any of the parties to the Agreement, other than in respect to the Agreement.

Pursuant to the terms and conditions of the Agreement, the Buyer acquired from the Seller 2,636,000 shares of preferred stock of the Company and received the “controlling interests” of the Company.

The Buyer entered into an agreement to acquire control of the Registrant on January 15, 2009 through the transfer of preferred stock representing approximately 79.76% of the fully diluted issued and outstanding shares of stock of the Company. Pursuant to the Agreement the Buyer purchased 2,636,000 shares of convertible preferred stock from the Seller, with a conversion ratio of 1 for 25 shares. The Buyer has the option to convert the 2,636,000 Preferred Shares to Common Stock at a 1 for 25 ratio, which will yield 65,900,000 shares of common stock of the Company. There was no cash paid for the Transaction but the shares were sold in consideration of settlement of all debts and liabilities in the Company and in expectation of execution of a binding plan of exchange within thirty days whereby the Company will exchange shares with Chengkai Logistic Company (“Chengkai”), a corporation organized under the laws of the Peoples’ Republic of China and Chengkai will become a wholly owned subsidiary of the Company.

Immediately prior to the closing of the change of control transaction, the Seller served as the Chairman of the Board of Directors. Pursuant to the terms and conditions set forth in the agreement, immediately following the closing of the change in control transaction, (1) the buyer’ nominee, Ms. Wanwen Su was appointed to the Board of Directors; (2) the seller tendered a resignation from the Board of Directors and as an officer; (3) effective as of ten days after the delivery to the shareholders of the Registrant of an Information Statement pursuant to Rule 14f; (4) the parties agreed to appoint the buyer’s nominee, Ms. Wanwen Su, to the Board of Directors as at a future date to be determined by the buyer; and (5) the buyer appointed Mr. Weiheng Cai to the Board of Directors as an independent director.

With the completion of the change in control transaction, the appointment of Ms. Wanwen Su to the Board of Directors and the resignation of Ming Lei from the Board of Directors, there were no other arrangements that would result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

Our subsidiary Kai Da signed a management contract with Shanxi Qin E'Pang Tourism Development Co., Ltd. (“Qin E'Pang Tourism”). According to the contract, the Company will manage the E'Pang palace theme park, hotel, and restaurant from August 1, 2005 to July 31, 2010 and hold 90% of the net profits. The remaining 10% of the net profit will be returned to Qin E'Pang Tourism. As of December 31, 2008, the Company had a short-term borrowing outstanding in the amount of $181,738 due to Qin E’Pang Tourism (see NOTE F in Item 8).

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of December 31, 2008 and 2007 was $58,120 and $24,620, respectively. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC (“Lake”), for our audit of the annual financial statements for the years ended December 31, 2008 and 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2008		2007
	Lake		Lake

Audit Fees (1)	$19,000	(2)	$37,000	(3)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$19,000		$37,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2008 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2008, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2009.

(3)
The amounts shown in 2007 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2007, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2008.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered by Lake & Associates CPA’s LLC were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(a) On December 31, 2008, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of China International Tourism Holdings, Ltd. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2008
Statements of Operations - for the years ended December 31, 2008 and 2007
Statements of Cash Flows - for the years ended December 31, 2008 and 2007
Statements of Stockholders’ Equity - for the years ended December 31, 2008 and 2007
Notes to Financial Statements

Exhibits

14.1.   Code of Ethics
31.1.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1.   Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

(1)
On February 17, 2009, we filed a current report on Form 8-K to announce the Company entered into a transfer & change of control agreement with Ms. Wanwen Su (the “Buyer”) and Mr. Ming Lei (the “Seller). Pursuant to the terms and conditions of the Agreement, the Buyer acquired from the Seller 2,636,000 shares of preferred stock of the Registrant. We also announced the appointment of Ms. Wanwen Su as President and Chairman of the Board, and Mr. Weiheng Cai as an Independent Director to the Board of Directors.

(2)
On March 3, 2009, we filed a current report on Form 8-K to announce that  the Board of Directors of the Company adopted a resolution approving a two hundred to one reverse split of our issued and outstanding Common Stock. The reverse split combines our outstanding Common Stock on the basis of 200 outstanding shares being changed to 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) will remain essentially unchanged as a result of the reverse split.

(3)	On March 4, 2009, we filed a current report on Form 8-K to announce the appointment of Ms. Yanfen Su as an Independent Director to the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

CHINA INTERNATIONA TOURISM HOLDINGS, LTD.

Date: April 9, 2009	By:	/s/ Wanwen Su
Wanwen Su
President, Chief Executive Officer, Chief Financial Officer and Director