Form 10-Q
period 2009-03-31
China International Tourism Holdings, Ltd.
filed 2009-05-20
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number
001-10559

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD.

NEVADA	65-1021346
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

Suite 910, Yi An Plaza, 33 Jian She Liu Road, Guangzou, P.R.China 510000
 (Address of principal executive offices)

(8629) 8436-8561
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 19, 2009 :      50,245,026
Number of shares of preferred stock outstanding as of May 19, 2009:         3,295,000

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

INDEX TO FORM 10-Q

PART I                                                                                                                                                                                                                                                                                                         Page No.

Item 1.  Financial Statements                                                                                                                                                                                                                                                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                                                                                                                                       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                                                                            9

Item 4. Controls and Procedures                                                                                                                                                                                                                                                                          10

Item 4T. Controls and Procedures                                                                                                                                                                                                                                                                       10

PART II

Item 1.  Legal Proceedings                                                                                                                                                                                                                                                                                    11

Item 1A. Risk Factors                                                                                                                                                                                                                                                                                            11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                                                                          11

Item 3.  Defaults Upon Senior Securities                                                                                                                                                                                                                                                            11

Item 4.  Submission of Matters to a Vote of Security Holders                                                                                                                                                                                                                        11

Item 5.  Other Information                                                                                                                                                                                                                                                                                     11

Item 6.  Exhibits                                                                                                                                                                                                                                                                                                       11

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Condensed Balance Sheets	F-4
Consolidated Condensed Statements of Operations And Comprehensive Loss	F-5
Consolidated Condensed Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 to F-8

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008

ASSETS	March 31, 2009	December 31, 2008
		(Unaudited)*
CURRENT ASSETS
Cash and cash equivalents	$1,611,164	$531,297
Accounts receivable, net	7,090,926	7,890,953
Inventory	361,595	707,280
Prepaid expenses	249	314,195
Other receivables	98,780	113,302
Short term investment	512,003	-
TOTAL CURRNET ASSETS	9,674,717	9,557,027

FIXED ASSETS
Property, plant, and equipment	21,885	21,927
Accumulated depreciation	(9,192)	(8,355)
NET FIXED ASSETS	12,694	13,572

TOTAL ASSETS	$9,687,410	$9,570,599

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,239,476	$7,612,304
Other payables and accured expenses	104,154	61,852
Other payables-related party	106,473	496,928
Received in advance	151,674	113,915
Tax payable	8,141	114,385
TOTAL CURRENT LIABILITIES	8,609,918	8,399,385

TOTAL LIABILITIES	$8,609,918	$8,399,385

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock (par value $.01, 5,000,000 Shares	32,950	32,950
authorized, 3,295,000 shares issued and outstanding

STOCKHOLDERS' EQUITY
Common stock (par $.0001, 250,000,000 authorized,	5,024	5,024
50,245,026 shares issued and outstanding
Additional paid in capital	920,375	999,029
Statutory reserves	850	850
Accumulated other comprehensive income	132,966	135,176
Retained earnings (deficit)	(14,673)	(1,815)
TOTAL STOCKHOLDERS' EQUITY	$1,044,542	$1,138,264

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,687,410	$9,570,599

* The consolidated balance sheet as of December 31, 2008 retroactively reflected the reverse merger with Cheng Kai

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Unaudited Consolidated Statements of Operations
For the Three Months ended March 31, 2009 and 2008

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Revenues
Sales	$1,509,301	$2,278,209
Cost of sales	(1,381,105)	(2,103,383)
Gross profits	128,196	174,826

Operating expenses
Selling General and Administrative	136,664	173,715

Income (Loss) from Operations	(8,468)	1,111

Other income (expenses)
Interest income (expenses)	170	(282)
Total other income (loss)	170	(282)

Income (loss) from Operations	(8,298)	829

Income taxes	4,560	2,351

Net Income (Loss)	(12,858)	(1,522)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(2,210)	44,509

Comprehensive income (loss)	$(15,068)	$42,987

The accompanying notes are an integral part of the financial statements

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Unaudited Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2009 and 2008

	For the Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,858)	$(1,523)
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation	852	892
Accounts receivable ,trade	785,124	(1,291,789)
Other receivable	(3,734)	104,811
Prepaid expense	313,350	53,352
Inventory	344,345	305,620
Accounts payable	641,527	(1,409,031)
Tax payable	(106,027)	81,795
Other payable	(9,341)	(34,211)
Others	82,346	(152,434)
NET CASH (USED IN) OPERATING ACTIVITIES	2,035,584	(2,342,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investment	(511,995)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(511,995)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to (from) shareholders	(442,735)	307,442
NET CASH PROVIDED BY FINANCING ACTIVITIES	(442,735)	307,442
	-	-
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(987)	59,852

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,079,867	(1,975,224)

CASH AND CASH EQUIVALENTS:
Beginning of period	531,297	2,482,779
End of period	$1,611,164	$507,554

The accompanying notes are an integral part of these financial statements.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(Stated in US Dollars)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2008.

2.	ORGANIZATION BACKGROUND

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

On February 18, 2009, a Plan of Exchange (the “Exchange”) was executed between and among the Company, Chengkai Logistics Co Ltd., a corporation organized under the laws of the Peoples’ Republic of China (“Chengkai”), and the shareholders of Chengkai (“Chengkai Shareholders”). The Exchange was consummated on May 19, 2009, pursuant to which 50,000,000 (after taking into account the Reverse Split) shares of the Company’s common stock were issued to the stockholder of Chengkai.  Thereafter, Chengkai became the Company’s wholly-owned subsidiary.

Simultaneously, pursuant to a Purchase Agreement, the former president of the Company tendered a cash purchase price of $100 and assumed certain liabilities in exchange for all outstanding shares of Shanxi Kai Da Lv You Gu Wen Xian Gong Si, the Company’s wholly-owned subsidiary organized under the laws of the Peoples’ Republic of China ("Kai Da"). As a result of the transactions consummated at the closing, the purchase and issuance gave the former president a 'controlling interest' in Kai Da, and Kai Da was no longer a wholly-owned subsidiary of the Company.

The Exchange between the Company and Chengkai have been respectively accounted for as reverse acquisition and recapitalization of the Company and Chengkai whereby Chengkai is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer) under the Exchange. The condensed consolidated financial statements are in substance those of Chengkai, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the respective consummation dates of the Exchange.

CINH and its wholly-owned subsidiary Chengkai are hereafter referred to as (the “Company”).

3.	DESCRIPTION OF BUSINESS

The Company is a logistic company specializing in logistical services for car manufacturers, car components, food assortments, chemicals, paper, and machinery in China. The services cover various aspects of transportation management, including logistical planning, import and export management, electronic customs declaration systems, supply chain planning, transporting products from ports to warehouses or vice versa, organization of transportation, and storage and distribution of products.

The Company’s customers include international companies and domestic enterprises in China from various industries. Chengkai’s customer base has been increasing at a rapid pace, especially within the Food Industry, Paper Industry, Mechanical Industry, Garment Industry, Furniture Industry and Daily Commodity Industry.

4.	RECENTLY ISSUED ACCOUNTING STANDARS

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe SFAS No. 162 will have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

5.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2009 and 2008 are summarized as follows:

Cash paid during the three months ended March 31, 2009 and 2008 for interest and income taxes:

2009                       2008
Income Taxes                                        $-0-                       $ -0-
Interest                                                  $ -0-                       $ -0-

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(Stated in US Dollars)

6.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $39,578 and $39,653 are required as of March 31, 2009 and December 31, 2008, respectively.

	March 31, 2009	December 31, 2008

Accounts receivable, gross	$7,130,504	$7,930,606

Less: allowance for doubtful accounts	(39,578)	(39,653)
Accounts receivable, net	$7,090,926	$7,890,953

7.	INVENTORIES

	March 31, 2009	December 31, 2008

Inventories	$361,595	$707,280

There was no provision for obsolete inventories recorded by the Company as of March 31, 2009 and December 31, 2008, respectively.

8.	SHORT-TERM INVESTMENT

The Company had a short-term investment of RMB 3,500,000, equivalent to approximately $512,000, to a non-related company. The investment will be returned in the next six months with annual interest rate of 5%.

9.	REVERSE STOCK SPLIT

On February 18, 2009, the Board of Directors of the Company adopted a resolution approving a two hundred to one reverse split of our Common Stock. The reverse split combines the Company’s outstanding Common Stock on the basis of 200 outstanding shares being changed to 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) will remain essentially unchanged as a result of the reverse split. The reverse split took effective on April 3, 2009.

The statement of equity and the earnings per share numbers in the financial statements have been restated per FASB 128 paragraph 134.

10.	COMMON STOCK

On April 29, 2009, the Company issued 50,000,000 shares of its common stock to the stockholders of Chengkai to consummate the Exchange (see Note 2).

The Company’s issued and outstanding number of common stock immediately prior to the Exchange was 245,026 (after taking into account the Reverse Split) shares, which had been accounted for at its net book value at the time of the Exchange.

11.           CONCENTRATION AND RISK

(a)	Major customers

For the three months ended March 31, 2009 and the year ended December 31, 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

The Company had one customer that individually comprised 91% and 82% of net revenue for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.

   As of March 31, 2009
Customers		Revenues			Accounts Receivable
Customer A		$1,373,438	91%		$7,046,284

	Total:	$1,373,438	91%	Total:	$7,046,284

   As of December 31, 2008
Customers		Revenues			Accounts Receivable
Customer A		$13,365,290	82%		$7,785,309

	Total:	$13,365,290	82%	Total:	$7,785,309

(b)   Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.

HISTORY

As used in this Quarterly Report, the terms "we", "us", "our," the “Registrant,” “CINH” and the "Company" means, China International Tourism Holdings, Ltd., a Nevada corporation, formerly known as Dark Dynamite, Inc., NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. These terms also refer to our subsidiary corporation, Chengkai Logistics Co Ltd., a corporation organized under the laws of the Peoples’ Republic of China (“Chengkai”) acquired in February 2009.

On February 17, 2009, the Company entered into a transfer & change of control agreement with Ms. Wanwen Su (“Ms. Su”) and Mr. Ming Lei (“Mr. Lei”), pursuant to which, Ms. Su acquired from Mr. Lei 2,636,000 shares of preferred stock of the Company and received a “controlling interest” in the Company.

On February 18, 2009, our Board of Directors adopted a resolution approving a two hundred to one reverse split of our issued and outstanding Common Stock. The reverse split combined our outstanding Common Stock on the basis of 200 outstanding shares being changed to 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) remained essentially unchanged as a result of the reverse split. The reverse split was effective on April 3, 2009, and the ticker symbol of our Common Stock was changed to “CINH” accordingly.

On February 18, 2009, a Plan of Exchange (the “Exchange”) was executed between and among the Company, Chengkai Logistics Co Ltd., a corporation organized under the laws of the Peoples’ Republic of China (“Chengkai”), and the shareholders of Chengkai (“Chengkai Shareholders”). The Exchange was consummated on May 19, 2009, pursuant to which 50,000,000 (after taking into account the Reverse Split) shares of the Company’s common stock were issued to the stockholder of Chengkai. Thereafter, Chengkai became the Company’s wholly-owned subsidiary.

Simultaneously, pursuant to a Purchase Agreement, the former president of the Company tendered a cash purchase price of $100 and assumed certain liabilities in exchange for all outstanding shares of Shanxi Kai Da Lv You Gu Wen Xian Gong Si, the Company’s wholly-owned subsidiary organized under the laws of the Peoples’ Republic of China ("Kai Da"). As a result of the transactions consummated at the closing, the purchase and issuance gave the former president a 'controlling interest' in Kai Da, and Kai Da was no longer a wholly-owned subsidiary of the Company.

BUSINESS DESCRIPTION OF THE ISSUER

Since the reverse merger with Chengkai was consummated, we have continued operations of Chengkai, a logistic company specializing in logistical services for car manufacturers, car components, food assortments, chemicals, paper, and machinery in China.

Chengkai was incorporated in the PRC on October 19, 2004 as a limited liability company, with registered capital of approximately $1,200,000 as of December 31, 2007. Chengkai is located in Guangzhou City, one of the largest commercial bases in China, and a booming transportation hub with easy access to railroad, highway, and rivers. Chengkai has two logistic centers located in Baiyun Airport and the Huangpu Xingang Port in Guangzhou City, Guangdong Province, China.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

Revenues

We had revenues of $1,509,301 and $2,278,209 for the three months ended March 31, 2009 and 2008, respectively, derived from logistic services and import / export business. The decrease by $768,908 was due primarily to the impact from the economic downturn in the US which relates directly to our exporting business.  Since the US is China’s biggest export partner and we are a Chinese logistics company involved in the import and export of products to/from the US, we are greatly affected by the current economic climate.

Income / Loss

Net losses for the three months ended March 31, 2009 and 2008 were $12,858 and $1,522, respectively. The net loss during the first quarter of 2009 was due primarily to a decrease in sales revenue. As a result, the gross profit was insufficient to cover operating expenses. The net loss during the comparable period in 2008 was due primarily to the high operating expenses resulting from loading and transportation fees. The net loss increased by $11,336 in the first quarter of 2009, compared to the same period in 2008, primarily due to the decrease in sales revenues in 2009.

Expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 were $136,664 and $173,715, respectively, of which the fees paid to customs were $48,368 and $24,196 for the three months ended March 31, 2009 and 2008, respectively.

Cost of Sales

We had $1,381,105 and $2,103,383 in cost of sales, or 91.5% and 92.3% of sales revenues, during the three months ended March 31, 2009 and 2008, respectively. Cost of sales as a percentage of sales was high during both periods, which was determined by our business model. The gross margin in our import / export business was small due to intensive competition as a result of globalization. We expect cost of sales as a percentage of sales will remain at the same level for the rest of the year.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $2,035,584 for the three months ended March 31, 2009, compared to cash flows of $2,342,518 used in operating activities for the three months ended March 31, 2008. Positive cash flows from operations during the first quarter of 2009 were primarily due to effective collection in accounts receivable in the amount of $785,124, the decrease in prepaid expenses and inventory by $313,350 and $344,345, respectively, plus the increase in accounts payable by $641,527. Negative cash flows from operation during the first quarter of 2008 were primarily due to the increase in accounts receivable by $1,291,789 and the decrease in accounts payable by $1,409,031, partially offset by the strong collection efforts in other receivables in the amount of $104,811 and the decrease in inventory by $305,620.

Cash flows used in investing activities were $511,995 for the three months ended March 31, 2009, due primarily to a short-term investment in a non-related company. The investment will be returned in the next six months with an annual interest rate of 5%. We had no cash flow from investing activities for the three months ended March 31, 2008.

Cash flows used in financing activities were $442,735 for the three months ended March 31, 2009 due to the repayments to a shareholder loan, compared to cash flows of $307,442 provided by financing activities for the three months ended March 31, 2008 due to the proceeds from shareholder loans.

Overall, we have funded our cash needs from inception through March 31, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $1,611,164 on hand as of March 31, 2009. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operating activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2009. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

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

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2008 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 18, 2009, the Exchange was executed between and among the Company, Chengkai and the Chengkai Shareholders. The Exchange was consummated on May 19, 2009, pursuant to which 50,000,000 (after taking into account the Reverse Split) shares of the Company’s common stock were issued to the stockholder of Chengkai. Thereafter, Chengkai became the Company’s wholly-owned subsidiary.  Please refer to our Current Report on Form 8k with the Commission on February 17, 2009 which is hereby incorporated by reference for details on the Exchange.   These shares were issued under an exemption from registration pursuant to Regulation S of the Securities Act of 1933, as amended.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

We do not have any other information to report.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K

(1)           On May 20, 2009, we filed a current report of Form 8-K/A to amend the current report on Form 8-K filed on April 17, 2009. We also announced that on April 23, 2009, the Company entered into an Agreement between and among the Registrant, Shanxi Kai Da Lv You Gu Wen Xian Gong Si, a corporation organized under the laws of the Peoples’ Republic of China (“Kai Da”), and Mr. Lei Ming, an individual, pursuant to which Kai Da was no longer a wholly-owned subsidiary of the Company.

(2)   On April 17, 2009, we filed a current report on Form 8-K to announce that the Company entered into a Plan of Exchange (the “Agreement”) between and among the Company, Chengkai Logistics Co Ltd., a corporation organized under the laws of the Peoples’ Republic of China (“Chengkai”), the shareholders of Chengkai (“Chengkai Shareholders”) and Ms. Wanwen Su, our President and Director (“Ms. Su”), pursuant to which Chengkai became a wholly-owned subsidiary of the Company.

(3)           On March 4, 2009, we filed a current report on Form 8-K to announce the appointment of Ms. Yanfen Su as an Independent Director to the Board of Directors.

(4)           On March 3, 2009, we filed a current report on Form 8-K to announce that  the Board of Directors of the Company adopted a resolution approving a two hundred to one reverse split of our issued and outstanding Common Stock. The reverse split combines our outstanding Common Stock on the basis of 200 outstanding shares being changed to 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) will remain essentially unchanged as a result of the reverse split.

(5)   On February 17, 2009, we filed a current report on Form 8-K to announce the Company entered into a transfer & change of control agreement with Ms. Wanwen Su (the “Buyer”) and Mr. Ming Lei (the “Seller). Pursuant to the terms and conditions of the Agreement, the Buyer acquired from the Seller 2,636,000 shares of preferred stock of the Registrant. We also announced the appointment of Ms. Wanwen Su as President and Chairman of the Board, and Mr. Weiheng Cai as an Independent Director to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA INTERNATIONAL TOURISM HOLDINGS, LTD. (Registrant)

Date: May 20, 2009	By:	/s/ Wanwen Su
Wanwen Su President, Chief Executive Officer, and Chief Financial Officer