Form 10-Q
period 2009-06-30
China International Tourism Holdings, Ltd.
filed 2009-08-13
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number
001-10559

CHINA LOGISTICS, INC.
(F/K/A CHINA INTERNATIONAL TOURISM HOLDINGS, LTD.)

NEVADA	65-1021346
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

Suite 910, Yi An Plaza, 33 Jian She Liu Road,
Guangzou, P. R. China 510000
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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of August 11, 2009:      50,245,026

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CHINA LOGISTICS, INC. (F/K/A CHINA INTERNATIONAL TOURISM HOLDINGS, LTD.) UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CHINA LOGISTICS, INC. (F/K/A CHINA INTERNATIONAL TOURISM HOLDINGS, LTD.)

Unaudited Consolidated Balance Sheets                                                                             4

               Unaudited Consolidated Statements of Operations                                                             5

Unaudited Consolidated Statements of Cash Flows                                                            6

Notes to Unaudited Consolidated Financial Statements                                                      7

CHINA LOGISTICS INC. AND SUBSIDIARY
F/K/A CHINA INTERNATIONAL TOURISM HOLDINGS, LTD.
Unaudited Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008

ASSETS	June 30, 2009	December 31, 2008
		(Unaudited)*
CURRENT ASSETS
Cash and cash equivalents	$975,828	$531,297
Accounts receivable, net	3,784,645	7,890,953
Inventory	400,726	707,280
Prepaid expenses	309,667	314,195
Other receivables	122,502	113,302
Short term investment	512,303	-
TOTAL CURRNET ASSETS	6,105,671	9,557,027

FIXED ASSETS
Property, plant, and equipment	21,898	21,927
Accumulated depreciation	(10,050)	(8,355)
NET FIXED ASSETS	11,848	13,572

TOTAL ASSETS	$6,117,519	$9,570,599

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,364,028	$7,612,304
Other payables and accured expenses	65,968	61,852
Other payables-related party	99,183	496,928
Received in advance	514,961	113,915
Tax payable	-	114,385
TOTAL CURRENT LIABILITIES	5,044,140	8,399,385

TOTAL LIABILITIES	$5,044,140	$8,399,385

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock (par value $.01, 5,000,000 Shares	32,950	32,950
authorized, 3,295,000 shares issued and outstanding

STOCKHOLDERS' EQUITY
Common stock (par $.0001, 250,000,000 authorized,	5,024	5,024
50,245,026 shares issued and outstanding
Additional paid in capital	920,375	999,029
Statutory reserves	850	850
Accumulated other comprehensive income	133,649	135,176
Retained earnings (deficit)	(19,469)	(1,815)
TOTAL STOCKHOLDERS' EQUITY	$1,040,429	$1,138,264

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,117,519	$9,570,599

* The consolidated balance sheet as of December 31, 2008 retroactively reflected the reverse merger with Cheng Kai

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS INC. AND SUBSIDIARY
F/K/A CHINA INTERNATIONAL TOURISM HOLDINGS, LTD.
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2009 and 2008

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues
Sales	$561,146	$3,733,853	$2,070,447	$6,012,062
Cost of sales	415,917	3,540,561	1,797,022	5,643,944
Gross profits	145,229	193,292	273,425	368,118

Operating expenses
Selling General and Administrative	147,042	135,891	283,706	309,606

Income (Loss) from Operations	(1,813)	57,401	(10,281)	58,512

Other income (expenses)
Interest income (expenses)	(2,121)	113	(1,951)	(169)
Total other income (loss)	(2,121)	113	(1,951)	(169)

Income (loss) from Operations	(3,934)	57,514	(12,232)	58,343

Income taxes	862	3,822	5,422	6,173

Net Income (Loss)	(4,796)	53,692	(17,654)	52,170

Other comprehensive income (loss)
Foreign currency translation gain (loss)	683	(49,146)	(1,527)	(4,637)

Comprehensive income (loss)	$(4,113)	$4,546	$(19,181)	$47,533

The accompanying notes are an integral part of the financial statements

CHINA LOGISTICS INC. AND SUBSIDIARY
F/K/A CHINA INTERNATIONAL TOURISM HOLDINGS, LTD.
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008

	For the Six Months Ended
	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,654)	$52,171
Adjustments to reconcile net income (loss) to	-	-
net cash (used in) operating activities:	-	-
Depreciation	1,706	1,853
Accounts receivable ,trade	4,095,489	(1,970,187)
Other receivable	(109,976)	154,137
Prepaid expense	4,118	66,646
Inventory	305,592	247,684
Accounts payable	(3,237,933)	(991,723)
Tax payable	(117,711)	82,979
Other payable	(20,439)	(7,282)
Others	509,350	(12,071)
NET CASH (USED IN) OPERATING ACTIVITIES	1,412,543	(2,375,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investment	(512,235)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(512,235)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due (from) to shareholders	(455,157)	216,957
NET CASH PROVIDED BY FINANCING ACTIVITIES	(455,157)	216,957

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(619)	98,377
		-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	444,531	(2,060,461)
		-
CASH AND CASH EQUIVALENTS:		-
Beginning of period	531,297	2,482,779
End of period	$975,828	$422,318

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS INC. AND SUBSIDIARY
F/K/A CHINA INTERNATIONAL TOURISM HOLDINGS, LTD.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2009 and 2008
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

China Logistics Inc. (the “Company” or “CLGZ”) was incorporated in the State of Nevada on December 23, 1988, formerly known as China International Tourism Holdings, Limited, Dark Dynamite, Inc., NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. The name change from China International Tourism Holdings, Limited to China Logistics Inc. took effective on August 10, 2009.

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

CLGZ and its wholly-owned subsidiary Chengkai are hereafter referred to as (the “Company”).

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4,  “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, ” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

5.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2009 and 2008 are summarized as follows:

Cash paid during the six months ended June 30, 2009 and 2008 for interest and income taxes:

2009                       2008
Income Taxes                                                     $-0-                       $ -0-
Interest                                                               $-0-                       $ -0-

6.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $39,601 and $39,653 are required as of June 30, 2009 and December 31, 2008, respectively.

	June 30, 2009	December 31, 2008

Accounts receivable, gross	$3,824,246	$7,930,606

Less: allowance for doubtful accounts	(39,601)	(39,653)
Accounts receivable, net	$3,784,645	$7,890,953

7.	INVENTORIES

	June 30, 2009	December 31, 2008

Inventories	$400,726	$707,280

There was no provision for obsolete inventories recorded by the Company as of June 30, 2009 and December 31, 2008, respectively.

8.	SHORT-TERM INVESTMENT

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

11.                   CONCENTRATION AND RISK

(a) Major customers

For the six months ended June 30, 2009 and the year ended December 31, 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

The Company had one customer that individually comprised 66% and 72% of net revenue for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

   As of June 30, 2009

Customers		Revenues			Accounts Receivable
Customer A		$1,373,438	66%		$3,607,005

	Total:	$1,373,438	66%	Total:	$3,607,005

   As of December 31, 2008
Customers		Revenues			Accounts Receivable
Customer A		$4,317,662	72%		$4,714,156

	Total:	$4,317,662	72%	Total:	$4,714,156

(b)   Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

12.                   SUBSEQUENT EVENTS

On July 13, 2009, the Company issued 3,800,000 shares of common stock to its consultant for business advisory services rendered. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.27.

On July 13, 2009, the Company issued 742,000 shares of its common stock to settle 2 promissory notes. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.27.

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

HISTORY

As used in this Quarterly Report, the terms "we", "us", "our," the “Registrant,” “CLGZ” and the "Company" means, China Logistics, Inc., a Nevada corporation, formerly known as China International Tourism Holdings, Ltd., Dark Dynamite, Inc., NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation. These terms also refer to our subsidiary corporation, Chengkai Logistics Co Ltd., a corporation organized under the laws of the Peoples’ Republic of China (“Chengkai”) acquired in February 2009.

On February 17, 2009, the Company entered into a transfer & change of control agreement with Ms. Wanwen Su (“Ms. Su”) and Mr. Ming Lei (“Mr. Lei”), pursuant to which, Ms. Su acquired from Mr. Lei 2,636,000 shares of preferred stock of the Company and received a “controlling interest” in the Company.

On February 18, 2009, our Board of Directors adopted a resolution approving a two hundred to one reverse split of our issued and outstanding Common Stock. The reverse split combined our outstanding Common Stock on the basis of 200 outstanding shares being changed to 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) remained essentially unchanged as a result of the reverse split. The reverse split was effective on April 3, 2009, and the ticker symbol of our Common Stock was changed to “CLGZ” accordingly.

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

On April 23, 2009, China Logistics, Inc. (F/K/A China International Tourism Holdings, Ltd.), entered into an Agreement (the “Agreement”) between and among the Registrant, Shanxi Kai Da Lv You Gu Wen Xian Gong Si, a corporation organized under the laws of the Peoples’ Republic of China (“Kai Da”), and Mr. Lei Ming, an individual (“Buyer”).

Pursuant to the terms of the Agreement, the Buyer acquired 100% of the total assets of $407,616 and total liabilities of $481,275 (collectively “Kai Da Assets and Liabilities) from the Registrant for the payment of good and valuable consideration of $100.00 (the “Purchase Price”). As a result of the transactions consummated at the closing, the purchase and issuance gave the former president a 'controlling interest' in Kai Da, and Kai Da was no longer a wholly-owned subsidiary of the Company.

On August 10, 2009, the Company changed its corporate name from China International Tourism Holdings, Limited to China Logistics Inc. and believed that the new corporate name would provide a more accurate description of the Company’s current operations and be consistent with the Company’s marketing efforts in the logistic industry

BUSINESS DESCRIPTION OF THE ISSUER

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Revenues

We had revenues of $561,146 and $3,733,853 for the three months ended June 30, 2009 and 2008, respectively, derived from logistic services and import / export business. The decrease by $3,172,707 was due primarily to the impact from the economic downturn in the US which relates directly to our exporting business.  Since the US is China’s biggest export partner and we are a Chinese logistics company involved in the import and export of products to/from the US, we are greatly affected by the current economic climate.

We had revenues of $2,070,447 and $6,012,062 for the six months ended June 30, 2009 and 2008, respectively, derived from logistic services and import / export business. The decrease by $3,941,615 was due primarily to the impact from the economic downturn in the US which relates directly to our exporting business.  Since the US is China’s biggest export partner and we are a Chinese logistics company involved in the import and export of products to/from the US, we are greatly affected by the current economic climate.

Income / Loss

Net income (loss) for the three months ended June 30, 2009 and 2008 were $(4,796) and $53,692, respectively. The net loss during the second quarter of 2009 was due primarily to a decrease in sales revenue. As a result, the gross profit was insufficient to cover operating expenses. The net income during the comparable period in 2008 was due primarily to the larger amount of sales.

Net income (loss) for the six months ended June 30, 2009 and 2008 were $(17,654) and $52,170, respectively. The net loss during the six months ended June 30, 2009 was due primarily to a decrease in sales revenue. As a result, the gross profit was insufficient to cover operating expenses. The net income during the comparable period in 2008 was due primarily to the larger amount of sales. The net income decreased by $69,824 in the six months ended June 30, 2009, compared to the same period in 2008, primarily due to the decrease in sales revenues in 2009.

Expenses

Selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 were $147,042 and $135,891, respectively.

Selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 were $283,706 and $309,606, respectively.

Cost of Sales

We had $415,917 and $3,540,561 in cost of sales, or 74.12% and 94.8% of sales revenues, during the three months ended June 30, 2009 and 2008, respectively. Cost of sales as a percentage of sales was high during both periods, which was determined by our business model. The gross margin in our import / export business was small due to intensive competition as a result of globalization.

We had $1,797,022 and $5,643,944 in cost of sales, or 86.79% and 93.8% of sales revenues, during the six months ended June 30, 2009 and 2008, respectively. Cost of sales as a percentage of sales was high during both periods, which was determined by our business model. The gross margin in our import / export business was small due to intensive competition as a result of globalization. .

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,412,543 for the six months ended June 30, 2009, compared to cash flows of $2,375,794 used in operating activities for the six months ended June 30, 2008. Positive cash flows from operations during the six months ended June 30, 2009 were primarily due to effective collection in accounts receivable in the amount of $4,095,489, the decrease in inventory by $305,592, plus the increase in others by $509,350, partially offset by the increase in other receivable by $109,976 and the decrease in accounts payable by $3,237,933. Negative cash flows from operation during the six months ended June 30, 2008 were primarily due to the amount increased in accounts receivable by $1,970,187 and accounts payable decreased by the amount of $991,723.

Cash flows used in investing activities were $512,235 for the six months ended June 30, 2009, due primarily to a short-term investment in a non-related company. The investment will be returned in the next six months with an annual interest rate of 5%. We had no cash flow from investing activities for the six months ended June 30, 2008.

Cash flows used in financing activities were $455,157 for the six months ended June 30, 2009 due to the repayments to a shareholder loan, compared to cash flows of $216,957 provided by financing activities for the six months ended June 30, 2008 due to the proceeds from shareholder loans.

Overall, we have funded our cash needs from inception through June 30, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $975,828 on hand as of June 30, 2009. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operating activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2009. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

We have not had any legal proceedings.

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

We have not had any unregistered sales of equity securities.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 24, 2009, we filed a Definitive Information Statement on Schedule 14C to propose to amend the Company’s Articles of Incorporation to change the name of the corporation from China International Tourism Holdings, Ltd. to "China Logistics, Inc." This name change was approved by action by written consent without a meeting of a majority of all shareholders entitled to vote on the record date (the “Name Change Proposal”).

Holders of 40,000,000 shares of our Common Stock and 2,636,000 shares of Convertible Preferred Stock (25 shares of our Common Stock for each share of Preferred Stock), representing approximately 79.84% of our shares entitled to vote on this matter have executed a written consent in favor of the Name Change Proposal.

The name change from China International Tourism Holdings, Limited to China Logistics Inc. took effective on August 10, 2009.

ITEM 5.      OTHER INFORMATION

Subsequent Events

On July 13, 2009, the Company issued 3,800,000 shares of common stock to its consultant for business advisory services rendered. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.27.

On July 13, 2009, the Company issued 742,000 shares of its common stock to settle 2 promissory notes. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.27.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K

(1)  On May 22, 2009, we filed an amendment to current report in Form 8-K/A to amend the current report in Form 8-K filed on April 17, 2009. We also announced that on April 23, 2009, the Company entered into an Agreement between and among the Registrant, Shanxi Kai Da Lv You Gu Wen Xian Gong Si, a corporation organized under the laws of the Peoples’ Republic of China (“Kai Da”), and Mr. Lei Ming, an Chinese citizen, pursuant to which Kai Da was no longer a wholly-owned subsidiary of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LOGISTICS, INC. (F/K/A CHINA INTERNATIONAL TOURISM HOLDINGS, LTD.) (Registrant)

Date: August 12, 2009	By:	/s/ Wanwen Su
Wanwen Su President, Chief Executive Officer, and Chief Financial Officer