Form 10-Q
period 2009-09-30
CHINA LOGISTICS INC
filed 2009-11-17
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

[   ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number
001-10559

CHINA LOGISTICS, INC.

NEVADA	65-1021346
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

Suite 910, Yi An Plaza, 33 Jian She Liu Road
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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of November 16, 2009:      54,787,026
Number of shares of preferred stock outstanding as of November 16, 2009:       3,295,000

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

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CHINA LOGISTICS, INC. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheets                                                                                                                                                                                                                         3

Unaudited Consolidated Statements of Operations                                                                                                                                                                                                       4

Unaudited Consolidated Statements of Cash Flows                                                                                                                                                                                                      5

Notes to Unaudited Consolidated Financial Statements                                                                                                                                                                                               6

CHINA LOGISTICS INC. AND SUBSIDIARY
Unaudited Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008

ASSETS	September 30, 2009	December 31, 2008
		(Unaudited)*
CURRENT ASSETS
Cash and cash equivalents	$660,673	$531,297
Accounts receivable, net	6,730,371	7,890,953
Inventory	388,166	707,280
Prepaid expenses	138,446	314,195
Other receivables	139,302	113,302
Short term investment	512,520	-
TOTAL CURRNET ASSETS	8,569,478	9,557,027

FIXED ASSETS
Property, plant, and equipment	47,314	21,927
Accumulated depreciation	(11,109)	(8,355)
NET FIXED ASSETS	36,205	13,572

TOTAL ASSETS	$8,605,683	$9,570,599

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,854,421	$7,612,304
Other payables and accured expenses	244,208	61,852
Other payables-related party	34,158	496,928
Received in advance	231,610	113,915
Tax payable	65,697	114,385
TOTAL CURRENT LIABILITIES	7,430,094	8,399,385

TOTAL LIABILITIES	$7,430,094	$8,399,385

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock (par value $.01, 5,000,000 Shares	32,950	32,950
authorized, 3,295,000 shares issued and outstanding as of
September 30, 2009 and December 31, 2008, respectively

STOCKHOLDERS' EQUITY
Common stock (par value $.0001, 250,000,000 shares authorized,	5,478	5,024
54,787,026 and 50,245,026 shares issued and outstanding as of
September 30, 2009 and December 31, 2008, respectively
Additional paid in capital	2,146,261	999,029
Statutory reserves	850	850
Accumulated other comprehensive income	134,154	135,176
Retained earnings (deficit)	(1,144,104)	(1,815)
TOTAL STOCKHOLDERS' EQUITY	$1,142,639	$1,138,264

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,605,683	$9,570,599

* The consolidated balance sheet as of December 31, 2008 retroactively reflected the reverse merger with Cheng Kai

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Operations
For the Three and Nine Months ended September 30, 2009 and 2008

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues
Sales	$7,693,576	$687,684	$9,764,023	$6,699,746
Cost of sales	7,330,202	354,527	9,127,224	5,998,471
Gross profits	363,374	333,157	636,799	701,275

Operating expenses
Selling General and Administrative	299,240	185,454	582,946	495,060
Stock based compensation	1,026,000	-	1,026,000	-
Total operating expenses	1,325,240	185,454	1,608,946	495,060

Income (Loss) from Operations	(961,866)	147,703	(972,147)	206,215

Other income (expenses)
Non-operating income	849	-1431	849	(1,431)
Interest income (expenses)	(33,743)	47,307	(35,694)	47,138
(Loss) on extinguishment of convertible debt	(126,220)	-	(126,220)	-
Total other income (loss)	(159,114)	45,876	(161,065)	45,707

Income (loss) from Operations	(1,120,980)	193,579	(1,133,212)	251,922

Income taxes	7,399	1,584	12,821	7,757

Net Income (Loss)	(1,128,379)	191,995	(1,146,033)	244,165

Other comprehensive income (loss)
Foreign currency translation gain (loss)	505	83,571	(1,022)	78,934

Comprehensive income (loss)	$(1,127,874)	$275,566	$(1,147,055)	$323,099

Earnings (loss) per share
Basic	$(0.02)	$0.01	$(0.04)	$0.01

Weighted average number of shares outstanding
Basic	54,130,959	50,245,026	29,503,300	50,245,026

The accompanying notes are an integral part of the financial statements

CHINA LOGISTICS INC. AND SUBSIDIARY
Unaudited Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2009 and 2008

	For the Nine Months Ended
	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,146,033)	$244,164
Common stock issued for services rendered and expensed	1,026,000	-
Common stock issued for extinguishment of debt	126,220	-
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation	2,760	2,787
Accounts receivable ,trade	1,153,105	160,658
Other receivable	(126,725)	106,526
Prepaid expense	175,391	21,341
Inventory	318,342	263,764
Accounts payable	(750,840)	(3,285,054)
Tax payable	(44,821)	73,874
Other payable	129,043	1,482
Others	267,114	138,103
NET CASH (USED IN) OPERATING ACTIVITIES	1,129,554	(2,272,356)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investment	(512,278)	-
Purchase of property, plant, and equipment	(25,394)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(537,672)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) due to Shareholders	(462,116)	63,035
NET CASH PROVIDED BY FINANCING ACTIVITIES	(462,116)	63,035

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(406)	121,341

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129,360	(2,087,980)

CASH AND CASH EQUIVALENTS:
Beginning of period	531,313	2,482,779
End of period	$660,673	$394,799

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,739	$7,887
Cash paid for interest	$-	$-

Non-cash transactions during the period:
Common stock issued for services rendered and expensed	$1,026,000	$-
Common stock issued for extinguishment of debt	$126,220	$-

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2009 and 2008
(Stated in US Dollars)

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

2. ORGANIZATION BACKGROUND (cont’d)

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

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events
(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income

CHINA LOGISTICS INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2009 and 2008
(Stated in US Dollars)

4. RECENTLY ISSUED ACCOUNTING STANDARS (cont’d)

Noncontrolling Interests (cont’d)

under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

5. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2009 and 2008 are summarized as follows:

(a)	Cash paid during the nine months ended September 30, 2009 and 2008 for interest and income taxes:

                                                                     2009                       2008
Income Taxes                                            $6,739                   $7,887
Interest                                                      $     -0-                   $    -0-

(b)	Non-cash transactions during the nine months ended September 30, 2009 and 2008

	2009	2008
Common stock issued for services rendered and expensed	$1,026,000	$-
Common stock issued for extinguishment of debt	$126,220	$-

6. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $39,618 and $39,653 are required as of September 30, 2009 and December 31, 2008, respectively.

	September 30, 2009	December 31, 2008

Accounts receivable, gross	$6,769,989	$7,930,606

Less: allowance for doubtful accounts	(39,618)	(39,653)
Accounts receivable, net	$6,730,371	$7,890,953

7. INVENTORIES

	September 30,	December 31, 2008

Inventories	$388,166	$707,280

There was no provision for obsolete inventories recorded by the Company as of September 30, 2009 and December 31, 2008, respectively.

8. SHORT-TERM INVESTMENT

The Company had a short-term investment of RMB 3,500,000, equivalent to approximately $512,520, to a non-related company. The investment will be returned in the next six months with annual interest rate of 5%.

9. COMMON STOCK

(a)	Common stock issued for previous service rendered

On July 13, 2009, the Company issued 3,800,000 shares of common stock to its consultant for business advisory services rendered in fiscal years 2008 and 2009. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.27.

(b)	Common stock issued to settle loan from shareholder

On July 13, 2009, the Company issued 742,000 shares of its common stock to settle the loan from shareholder of $58,120 and the loan from a third party of $16,000, which were accrued expenses in connection with the Company’s overseas consulting and advising fees, lawyer fees, and accounting fees from period to period, paid by the shareholder or the third party out of the bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers.

The loans from the shareholder or from the third party have the option to convert within two years into common stock of the Company at the price of $.10 per share.

The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.27. The difference between the fair market value and the conversion price of $.10 per share was recognized as loss on extinguishment of convertible debt.

 10. CONCENTRATION AND RISK

(a) Major customers

For the nine months ended September 30, 2009 and the year ended December 31, 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

The Company had one customer that individually comprised 86% and 72% of net revenue for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

   As of September 30, 2009

Customers		Revenues			Accounts Receivable
Customer A		$8,422,291	86%		$6,564,431

	Total:	$8,422,291	86%	Total:	$6,564,431

As of December 31, 2008

Customers		Revenues			Accounts Receivable
Customer A		$4,317,662	72%		$4,714,156

	Total:	$4,317,662	72%	Total:	$4,714,156

10. CONCENTRATION AND RISK  (cont’d)

(b)	Credit risk

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

On August 10, 2009, the Company changed its corporate name from China International Tourism Holdings, Limited to China Logistics Inc. and believed that the new corporate name would provide a more accurate description of the Company’s current operations and be consistent with the Company’s marketing efforts in the logistic industry. Accordingly, the ticker symbol of the Company’s Common Stock was changed to “CLGZ”.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Revenues

We had revenues of $7,693,576 and $9,764,023 for the three and nine months ended September 30, 2009, respectively, increased by $7,005,892 and $3,064,277, compared to the revenues of $687,684 and $6,699,746 for the same periods ended September 30, 2008, respectively. The significant increase in the third quarter of 2009 compared to the same period in 2008 was due primarily to the increasing orders from one of our major customers, from which the revenue earned was approximately 86% of our total revenue during the nine months ended September 30, 2009. Our revenues were derived from logistic services and import / export business. Since the US is China’s biggest export partner and we are a logistics company devoted to the import and export of products between China and the US, the global financial crisis in 2008 had significant impact on our business.

Income / Loss

We had net loss of $1,128,379 and $1,146,033 for the three and nine months ended September 30, 2009, respectively, compared to the net income of $191,995 and $244,165 for the same periods ended September 30, 2008, respectively. The significant net losses during the three and nine months ended September 30, 2009 were due primarily to the non-cash consulting expenses, which were $1,026,000 as a result of the issuance of 3,800,000 shares of common stock for the services rendered in 2008 and 2009. The shares were not issued until the third quarter of 2009, using the fair value of our common stock on the grant date, at a market quoted price of $.27.

The net losses during the three and nine months ended September 30, 2009 were also attributable to the loss of $126,220 on extinguishment of convertible debt, as a result of the issuance of 742,000 shares of common stock to settle the loan from shareholder of $58,120 and the loan from a third party of $16,000. The shares were valued at the fair value of our common stock on the grant date, or $.27 per share. The difference between the fair market value and the conversion price of $.10 per share was recognized as loss on extinguishment of convertible debt.

The net incomes for the three and nine months ended September 30, 2008, respectively, were primarily attributable to sufficient gross profits to cover the operating expenses in these periods, even though we suffered significant decrease in our sale revenues in 2008 due to global financial crisis.

Expenses

We had operating expenses of $1,325,240 and $1,608,946 for the three and nine months ended September 30, 2009, respectively, compared to the operating expenses of $185,454 and $495,060 for the same periods ended September 30, 2008, respectively. The significant increase in operating expenses during the three and nine months ended September 30, 2009 were due primarily to the non-cash consulting expenses, which were $1,026,000 as a result of the issuance of 3,800,000 shares of common stock for the services rendered in 2008 and 2009. The shares were not issued until the third quarter of 2009, using the fair value of our common stock on the grant date, at a market quoted price of $.27.

Cost of Sales

We had $7,330,202 and $354,527 in cost of sales, or 95.28% and 51.55% of sales revenues, during the three months ended September 30, 2009 and 2008, respectively. Cost of sales as a percentage of sales was high in general determined by our business model as a logistic services provider for import / export business. The intensive competition in logistic industry as a result of globalization restricts the growth in our gross margin. The cost of sales as a percentage of sales was low during the three months ended September 30, 2008 was due primarily to our most revenues earned from service charge during this period since import / export business decreased as a result of global financial crisis. Our services charge includes cargo fees and agent fees, which bear lower cost than import / export business.

We had $9,127,224 and $5,998,471 in cost of sales, or 93.48% and 89.53% of sales revenues, during the nine months ended September 30, 2009 and 2008, respectively. Cost of sales as a percentage of sales was high during both periods, which was determined by our business model as a logistic services provider for import / export business. The intensive competition in logistic industry as a result of globalization restricts the growth in our gross margin.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,129,554 for the nine months ended September 30, 2009, compared to cash flows of $2,272,356 used in operating activities for the nine months ended September 30, 2008. Positive cash flows from operations during the nine months ended September 30, 2009 were primarily due to effective collection in accounts receivable in the amount of $1,153,105, the decrease in inventory by $318,342, plus the increase in other payable by $129,043, and the increase in others by $267,114, partially offset by the increase in other receivable by $126,725 and the decrease in accounts payable by $750,840. Negative cash flows from operation during the nine months ended September 30, 2008 were primarily due to the amount decreased in accounts payable by $3,285,054, partially offset by the net income of $244,164 and the decrease in inventory by $263,764.

Cash flows used in investing activities were $537,672 for the nine months ended September 30, 2009, due primarily to the purchase of property and equipment of $25,394 and a short-term investment of $512,278 in a non-related company. The investment will be returned in the next nine months with an annual interest rate of 5%. We had no cash flow from investing activities for the nine months ended September 30, 2008.

Cash flows used in financing activities were $462,116 for the nine months ended September 30, 2009 due to the repayments to a shareholder loan, compared to cash flows of $63,035 provided by financing activities for the nine months ended September 30, 2008 due to the proceeds from shareholder loans.

Overall, we have funded our cash needs from inception through September 30, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $660,673 on hand as of September 30, 2009. Currently, we have enough cash to fund our operations for about nine months. This is based on current cash flows from operating activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2009. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Common stock issued for previous service rendered

On July 13, 2009, the Company issued 3,800,000 shares of common stock to its consultant for business advisory services rendered in fiscal years 2008 and 2009. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.27.

(b)	Common stock issued to settle loan from shareholder

On July 13, 2009, the Company issued 742,000 shares of its common stock to settle the loan from shareholder of $58,120 and the loan from a third party of $16,000, which were accrued expenses in connection with the Company’s overseas consulting and advising fees, lawyer fees, and accounting fees from period to period, paid by the shareholder or the third party out of the bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers.

The loans from the shareholder or from the third party have the option to convert within two years into common stock of the Company at the price of $.10 per share.

The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.27. The difference between the fair market value and the conversion price of $.10 per share was recognized as loss on extinguishment of convertible debt.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not had any submission of matters to a vote of security holders.

ITEM 5.      OTHER INFORMATION

We do not have any other information to report.

ITEM 6.      EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA LOGISTICS, INC. (Registrant)

Date: November 16, 2009	By: /s/	Wanwen Su
Wanwen Su President, Chief Executive Officer, and Chief Financial Officer