Form 10-K
period 2009-12-31
CHINA LOGISTICS INC
filed 2010-04-16
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 001-10559

 CHINA LOGISTICS, INC.
(F/K/A CHINA INTERNATIONAL TOURISM HOLDINGS, LIMITED)

NEVADA	65-1021346
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

Suite 910, Yi An Plaza, 33 Jian She Liu Road
Guangzou, P.R.China 510000
 (Address of principal executive offices)

(8629) 8436-8561
(Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock
Par Value: 0.0001

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [  ]No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [  ]No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2009 was $11,992,260.

The aggregate market value of the voting stock on April 14, 2010 (consisting of Common Stock, $0.0001 par value per share) held by non-affiliates was approximately $1,968,379 based upon the most recent sales price ($.22) for such Common Stock on said date, April 14, 2010. On April 14, 2010, there were 54,787,026 shares of our Common Stock issued and outstanding, of which approximately 8,947,179 shares were held by non-affiliates.

Number of shares of common stock outstanding as of April 14, 2010:54,787,026

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

ITEM 1. BUSINESS

HISTORY

China Logistics Inc. (the “Company” or “CLGZ”) was incorporated in the State of Nevada on December 23, 1988, formerly known as China International Tourism Holdings, Ltd., Dark Dynamite, Inc., NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation.

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

On August 10, 2009, the Company changed its corporate name from China International Tourism Holdings, Ltd. to China Logistics Inc. and believed that the new corporate name would provide a more accurate description of the Company’s current operations and be consistent with the Company’s marketing efforts in the logistic industry. Accordingly, the ticker symbol of the Company’s Common Stock was changed to “CLGZ”.

BUSINESS DESCRIPTION OF THE ISSUER

Since the reverse merger with Chengkai was consummated, we have continued operations of Chengkai, a logistic company specializing in logistical services for car manufacturers, car components, food assortments, chemicals, paper, and machinery in China. Chengkai was incorporated in the PRC on October 19, 2004 as a limited liability company, with registered capital of approximately $1,000,000 as of December 31, 2009. Chengkai is located in Guangzhou City, one of the largest commercial bases in China, and a booming transportation hub with easy access to railroad, highway, and rivers. Chengkai has two logistic centers located in Baiyun Airport and the Huangpu Xingang Port in Guangzhou City, Guangdong Province, China.

CLGZ and our wholly-owned subsidiary Chengkai are hereafter referred to as the “Company” or “we”.

The Company specializes in logistical services for car manufacturers, car components, food assortments, chemicals, paper, and machinery in China. The services cover various aspects of transportation management, including logistical planning, import and export management, electronic customs declaration systems, supply chain planning, transporting products from ports to warehouses or vice versa, organization of transportation, and storage and distribution of products.

The Company’s customers include international companies and domestic enterprises in China from various industries. Their clients from the automobile industry include Rolls Royce Automobile Accessories, Mercedes Benz Automobile Accessories, Peugeot Automobile Accessories, BMW Automobile Accessories, and Nissan Automobile Accessories.  Their electronic industries clients include IBM Electronics and Creator Corporation China. The Company’s chemical industries clients include Korean LG Chemical Engineering Company, French Rhodia Chemical Company, Spanish Caster Rubber Company, and Korean Dongsung Chemical Co., Ltd. The Company’s customer base has been increasing at a rapid pace, especially within the Food Industry, Paper Industry, Mechanical Industry, Garment Industry, Furniture Industry and Daily Commodity Industry.

SERVICES

International Trade and Import & Export Management

Import & export trade, domestic distribution and purchasing solutions are provided by the Company to reach a win-win business solution. Through several years of practice of commercial trading in China, the Company has accumulated resourceful working experiences and gained close partnerships with financial institutions. These financial institutions help us combine our business procedures and financial status to provide value-added and win-win business solutions for our clients.

●	Purchasing process
●	Services orienting towards foreign purchasers
●	Services for domestic manufacturing purchasers
●	Distribution process
●	Efficient import & export customs declaration
●	Supply-chain financing service

Some international purchasers, who need to purchase their commodities and balance the account among several districts within the country, will more or less be restricted by the local policies such as the leverage of foreign exchange, value-added tax, and import & export trading rights. In order to solve such inadequacies, the Company strives to improve their clients’ working efficiency, and help minimize costs. We minimize costs by integrating manufacturing resources such as purchasing, R&D and manufacturers. We center on a specific or diversified products that highlight core business. We also incorporate management of materials, information and financing. We commit to a more reliable and efficient supply-chain partnership with manufacturers and transnational purchasers.

Customs Declaration

The Company provides customs affairs trusteeship, consultations, and software application solutions on customs network supervision.

Customs affairs have become very complicated in China given the supervision on processing trade, factors concerning China’s policies, and the local implementation and the conflicts that might occur within enterprises. We, as the third party that gets involved in between the government and enterprises, strive to keep sound relationships with governmental departments. With the support of some relevant departments, and our experiences and specialty in dealing with customs affairs, we can provide a comprehensive backup service for our clients.

Specialties:

In regards to the supervision policies on processing trade, we provide declaration management strategies and computerized system for enterprises engaged in processing trade, so as to improve their management level, optimize their declaration procedures, and control their declaration risks.

●	We automatically collect data in the manufacturing management database.
●	We safely connect the manufacturing management system and accounting management system of the enterprises.
●	We develop customized planning that corresponds to each enterprise.
●	We monitors and analyzes capital flow.

Warehousing and Transportation

The Company provides diversified logistics solutions.

In order to construct an efficient logistics system, the Company has established solutions with our co-partners, based on the needs of our clients. Through effective integration of logistics, we provide various logistics solution for our clients. Our experienced consultants diagnose and analyze elements that make up of the whole supply-chain to help customize a logistic system that shortens the time of order to the time of delivery.

Specialties:

●	Production Logistics
●	Sales Logistics
●	International Logistics

Production Logistics

Our client’s competitiveness is measured through the enterprise’s capacity to improve its production efficiency, lower its comprehensive cost and practice expenditures, all of which are realized through the optimization and improvement of production logistics system. In-time supply and keeping appropriate inventory are of the most concerned by manufacturers. We, together with other enterprises, have worked for many years in establishing an efficient logistics system in line with our client’s needs.

●	Production accessories and raw material supply
●	Vendor managed inventory (VMI :Vendor Managed Inventory)
●	Land transportation
●	In-factory logistics

Sales Logistics

The Company provides managerial operations as well as delivery service for product agents, dealers, and department stores.

●	National network transportation
●	Management and operation in the logistics center
●	3C digital product logistics
●	Quality inspection of clothing and textile goods

International Logistics

Through the Company’s talented staff and reliable partnerships, the Company provides international cargo transportation that supports business expansion efforts of clients.

●	International Logistics Business

Below are illustrations of our logistics procedures:

ITEM 1A. RISK FACTORS

There are many factors that affect our business, operating results and financial conditions, many of which are beyond its control. The following is a description of the most significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

Business Risk Factors

Our auditors have expressed doubt about our ability to continue as a going concern. If we do not generate substantial revenue from our new relationships and are also unable to obtain capital from other resources, we will significantly curtail our operations or halt them entirely.

Historically, we have been dependent on financings to fund our development and working capital needs. For the year ended December 31, 2009, we had net loss of $1,061,366, resulting in our accumulated deficit of $1,068,060 as of December 31, 2009. Accordingly, if we do not develop any new projects, we would have to continue to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

Competitors could copy our business model and erode our market share, brand recognition and profitability.

We cannot assure you that our competitors will not attempt to copy our business model, or portions thereof, and that this will not erode our market share and brand recognition and impair our growth rate and profitability. In response to any such competitors, we may be required to decrease our fees, which may reduce our operating margins and profitability.

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

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we will be required to include an auditor’s report on internal controls over financial reporting for the year ended December 31, 2009. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of Sarbanes Oxley, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

Declining economic conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally. This volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in overall sales.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

If China Logistics loses the services of a number of key employees, their business could suffer.

Our success is highly dependent upon the continued services of Wanwen Su, who is President and CEO. We do not have a written employment agreement with Ms. Su. There can be no assurances that China Logistics would be able to replace this executive in the event her services become unavailable. We do not have any key-man life insurance on any of their employees.

Material Disruptions At Our Facilities Could Negatively Impact Our Financial Results.

We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material disruption at one of our facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

*unscheduled maintenance outages;

*prolonged power failures;

*an equipment failure;

*a chemical spill or release;

*explosion of a boiler;

*the effect of a drought or reduced rainfall on its water supply;

*labor difficulties;

*disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

*fires, floods, earthquakes, hurricanes or other catastrophes;

*terrorism or threats of terrorism;

*domestic and international laws and regulations applicable to our Company and our business partners, including joint venture partners, around the world; and

*other operational problems.

Any such downtime or facility damage could prevent us from meeting customer demand for our services and/or require us to make unplanned capital expenditures. If one of these facilities were to incur significant downtime, our ability to satisfy customer requirements could be impaired, resulting in lower sales and having a negative effect on our financial results.

China Logistics’ business plan is based, in part, on estimates and assumptions which may prove to be inaccurate and accordingly their business plan may not succeed.

The discussion of the business incorporates management’s current best estimate and analysis of the potential market, opportunities and difficulties that China Logistics faces. There can be no assurances that the underlying assumptions accurately reflect opportunities and potential for success. Competitive and economic forces on marketing, distribution and pricing of products make forecasting of sales, revenues and costs extremely difficult and unpredictable.

Adverse changes in economic policies of the People’s Republic of China (“PRC”) government could have a material adverse effect on the overall economic growth of the PRC, which could reduce the demand for China Logistics’ services and materially adversely affect its business.

All of China Logistics’ assets are located in and all of its revenue is sourced from the PRC. Accordingly, China Logistics’ business, financial condition, results of operations and prospects will be influenced to a significant degree by political, economic and social conditions in the PRC generally and by continued economic growth in the PRC as a whole.

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth over the past decade, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on China Logistics. For example, China Logistics’ operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to it.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of our monies, our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Industry Risk Factors

High fuel prices may increase carrier prices and volatility in fuel prices may make it more difficult to pass through this cost to our clients, which may impair our operating results.

Fuel prices recently reached historically high levels and continue to be volatile and difficult to predict. In the event fuel prices rise, carriers can be expected to charge higher prices to cover higher operating expenses, and our gross profits and income from operations may decrease if we are unable to continue to pass through to our clients the full amount of these higher costs. Higher fuel costs could also cause material shifts in the percentage of our revenue by transportation mode, as our clients may elect to utilize alternative transportation modes, such as inter-modal. In addition, increased volatility in fuel prices may affect our gross profits and income from operations if we are not able to pass through to our clients any higher costs associated with such volatility. Any material shifts to transportation modes with respect to which we realize lower gross profit margins could impair our operating results.

If we fail to maintain and upgrade our information technology systems to meet the demands of our customers and protect our information technology systems against risks that we cannot control, our business may be adversely affected.

We compete for customers based in part on the flexibility and sophistication of our information technology systems. The failure of the hardware or software that supports these systems, the loss of data contained in the systems or the inability to access or interact with our website or connect with our customers electronically, could significantly disrupt our operations, prevent customers from placing orders with us or cause us to lose freight, orders or customers. If our information technology systems are unable to handle additional volume as our business and scope of services grow, our service levels and operating efficiency will likely decline. In addition, we expect that our customers will continue to demand increasingly sophisticated information technology systems from us. If we fail to hire or retain qualified persons to implement, maintain and protect our information technology systems, or if we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity and meet the increased demands of our customers, our business may be adversely affected.

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and electrical outages in the past. Our systems are also susceptible to outages due to fire, floods, power loss, telecommunications failures and similar events. Although we have implemented network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of these events could disrupt or damage our information technology systems and adversely affect our internal operations, our ability to provide services to our customers and the ability of our customers to access our information technology systems.

Stock Risk Factors

Certain shareholders control a substantial portion of our outstanding common stock.

Our chief executive officer owns a significant portion (72.14%) of the outstanding shares of our common stock and. Accordingly, she will be able to influence the election of our directors and thereby influence or direct our policies.

No dividends have been paid on our common stock.

To date, we have not paid any cash dividends on our common stock and we do not expect to declare or pay dividends on the common stock in the foreseeable future. In addition, the payment of cash dividends may be limited or prohibited by the terms of any future loan agreements.

We may need to issue more stock, which could dilute your stock.

If China Logistics does not have enough capital to meet future capital requirements, they may need to conduct additional capital-raising in order to continue operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to shareholders and/or increased debt service commitments. Accordingly, if China Logistics issues additional stock, it could reduce the value of your stock.

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control and may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations in the past. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock for a profit. The decline in the market price of our common stock and market conditions generally could adversely affect our ability to raise additional capital, to complete future acquisitions of or investments in other businesses and to attract and retain qualified technical and sales and marketing personnel.

There is no trading market for our shares of common stock and you may be unable to sell your shares.

There has never been a public trading market in our common stock and no such trading market is expected to develop in the immediate future.  We are relying on certain exemptions from registration under the Securities Act of 1933, which will result in certain restrictions on the resale of our shares.  We are not obligated to repurchase any shares at the request of any holder thereof.  Further, we are not obligated to register our common stock under the Securities Act of 1933 or to otherwise contact market makers to create and maintain a market in our shares.  Our common stock is not a suitable investment for investors who require liquidity.  There can be no assurance that a significant public market for our securities will develop or be sustained following this offering.  Thus, there is a risk that you may never be able to sell your shares.

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

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. PROPERTIES

Our main office is located at Suite 910, Yi An Plaza, 33 Jian She Liu Road, Guangzhou, People’s Republic of China, which has a total area of 750 square feet. Our office is under a two-year lease agreement with annual rental payment of approximately $9,600. This space is adequate for our present operations. No other businesses operate from this office.

ITEM 3. LEGAL PROCEEDINGS

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

The name change from China International Tourism Holdings, Limited to China Logistics Inc. took effective on August 10, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Electronic Over-the-Counter Bulletin Board under the symbol, “CLGZ.OB”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Furthermore, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2009 and 2008 are as follows:

Interim Period                                                      Low                      High
Interim period ended March 31, 2010                                             $0.22                   $0.22

Fiscal 2009                                                                                          Low                      High
Quarter ended March 31, 2009                                                         $0.40                   $0.40
Quarter ended June 30, 2009                                                            $0.27                   $0.27
Quarter ended September 30, 2009                                                  $0.15                   $0.15
Quarter ended December 31, 2009                                                  $0.07                    $0.07

Fiscal 2008                                                            Low                      High
Quarter ended March 31, 2008                                                         $2.20                    $2.20
Quarter ended June 30, 2008                                                             $2.00                    $2.00
Quarter ended September 30, 2008                                                   $0.80                   $1.00
Quarter ended December 31, 2008                                                    $0.20                   $0.40

Record Holders

The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock. We are authorized to issue 250,000,000 shares of common stock, and 5,000,000 shares of preferred stock. There are currently 4,505 record holders of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop our services; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Sales

We had sales of $11,992,260 and $13,918,164 for the years ended December 31, 2009 and 2008, respectively. The decrease in 2009 was due to the slowdown in the economy. Our revenues were derived from logistic services and import / export business. Since the US is China’s biggest export partner and we are a logistics company devoted to the import and export of products between China and the US, the global financial crisis starting in 2008 had significant impact on our business.

Income / Loss

We had net loss of $1,061,366 and $641 for the years ended December 31, 2009 and 2008, respectively. The significant net loss during the year ended December 31, 2009 was due primarily to the increase in selling general and administrative costs by $938,971, compared to $931,801 in selling general and administrative expenses during 2008.

In addition, we had loss of $126,220 on extinguishment of convertible debt during 2009, as a result of the issuance of 742,000 shares of common stock to settle the loan from shareholder of $58,120 and the loan from a third party of $16,000. The shares were valued at the fair value of our common stock on the grant date, or $.27 per share. The difference between the fair market value and the conversion price of $.10 per share was recognized as loss on extinguishment of convertible debt.

Expenses

We had operating expenses of $1,870,772 and $931,801 for the years ended December 31, 2009 and 2008, respectively. The significant increase in operating expenses during the year ended December 31, 2009 was due primarily to the non-cash consulting expenses, which were $1,026,000 as a result of the issuance of 3,800,000 shares of common stock for the services rendered in 2008 and 2009. The shares were not issued until the third quarter of 2009, using the fair value of our common stock on the grant date, at a market quoted price of $.27.

Cost of Sales

We had $11,014,269 and $13,020,385 in cost of sales, or 91.84% and 93.55% of sales revenues, during the years ended December 31, 2009 and 2008, respectively. Cost of sales as a percentage of sales was high in general determined by our business model as a logistic services provider for import/export business. The intensive competition in logistic industry as a result of globalization restricts the growth in our gross margin. The cost of sales as a percentage of sales was low during the year ended December 31, 2009 was due primarily to our most revenues earned from service charge during this period since import / export business decreased as a result of global financial crisis. Our services charge includes cargo fees and agent fees, which bear lower cost than import / export business.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

We had cash flows of $1,235,684 provided by operating activities for the year ended December 31, 2009, compared to the cash flows of $2,404,371 used in operations for the year ended December 31, 2008. Positive cash flows from operations during the year ended December 31, 2009 were primarily due to effective collection in accounts receivable in the amount of $3,464,878, plus the increase in accounts payable by $1,083,483, and the increase in others by $321,808, partially offset by the increase in inventory and other receivable, which were $3,136,582 and $133,949, respectively. Negative cash flows from operation during the year ended December 31, 2008 were primarily due to the amount increase in accounts receivable by $5,292,420, partially offset by the increase in accounts payable by $2,496,712 and the decrease in other receivable by $228,949.

Cash flows used in investing activities were $25,399 and $1,446 for the years ended December 31, 2009 and 2008, respectively, due primarily to the purchase of property and equipment in both years.

We had cash flows of $517,659 used in financing activities for the year ended December 31, 2009 due to the repayments to a shareholder loan. Comparably, cash flows of $377,084 for the year ended December 31, 2008 was due to proceeds from shareholder loans.

Overall, we have funded our cash needs from inception through December 31, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $1,223,829 on hand and working capital of $1,221,454 as of December 31, 2009. Currently, we have enough cash to fund our operations for about nine months. This is based on current cash flows from operating activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2010. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $7,798 in fiscal 2009 and $77,251 in fiscal 2008. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the financial statements or otherwise stated in this MD&A were as follows:

	2009	2008

Balance sheet items, except for the registered and paid-up capital as of December 31, 2009 and 2008	USD 0.146:RMB 1	USD 0.147:RMB 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2009 and 2008	USD 0.146:RMB 1	USD 0.144:RMB 1

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2009 and 2008

Statements of Operations	For the year ended December 31, 2009	For the year ended December 31, 2008

Sales	$11,992,260	$13,918,164
Cost of Sales	$11,014,269	$13,020,385
Gross profit	$977,991	$897,779
Operating expenses	$1,870,772	$931,801
(Loss) from operations	$(892,781)	$(34,022)
Other income (expenses)	$(160,781)	$65,717
Net (loss)	$(1,061,366)	$(641)
Net loss per common share	$.02	**

** Less than $.01
Balance Sheet	As of December 31, 2009

Cash	$1,223,829
Total current assets	$10,407,573
Other assets	$35,238
Total Assets	$10,442,811
Current liabilities	$9,186,119
Commitments and Contingencies	$32,950
Stockholders’ equity	$1,223,742
Total liabilities and stockholders’ equity	$10,442,811

2009 AUDITED FINANCIALS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Logistics, Inc.

We have audited the accompanying consolidated balance sheets of China Logistics, Inc. (the “Company”) as of December 31, 2009 and 2008, and related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2009 and 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Logistics, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10, the Company has suffered recurring losses and accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
April 12, 2010

China Logistics, Inc., and Subsidiary
Audited Consolidated Balance Sheet
As of December 31, 2009 and 2008

ASSETS	31/Dec/2009	31/Dec/2008
CURRENT ASSETS
Cash and cash equivalents	$1,223,829	$531,297
Accounts receivable,trade	4,418,594	7,890,953
Other receivables	146,524	113,302
Inventory	3,844,655	707,280
Prepaid expenses	290,903	314,196
Prepaid VAT tax	483,068	-
TOTAL CURRNET ASSETS	$10,407,573	$9,557,027

FIXED ASSETS
Property, plant, and equipment	$47,319	$21,927
Accumulated depreciation	(12,082)	(8,355)
NET FIXED ASSETS	$35,238	$13,572

TOTAL ASSETS	$10,442,811	$9,570,599

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,690,450	$7,612,304
Other payables	114,355	87,281
Other payables-related party	36,816	555,048
Received in advance	335,076	113,915
Tax payable	9,422	114,385
TOTAL CURRENT LIABILITIES	$9,186,119	$8,482,934

TOTAL LIABILITIES	$9,186,119	$8,482,934

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock (par value $.01, 5,000,000 Shares	$32,950	$32,950
authorized, 3,295,000 shares issued and outstanding as of
December 31, 2009 and 2008

STOCKHOLDERS' EQUITY
Common stock (par value $.0001, 250,000,000 shares authorized,	5,478	5,024
54,787,026 shares issued and outstanding as of
December 31, 2009 and 2008, respectively
Additional paid in capital	2,146,261	920,375
Statutory reserves	850	850
Accumulated other comprehensive income	139,213	135,160
Retained earnings (deficit)	(1,068,060)	(6,694)
TOTAL STOCKHOLDERS' EQUITY	$1,223,742	$1,054,715

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,442,811	$9,570,599

The accompanying notes are an integral part of these financial statements.

China Logistics, Inc., and Subsidiary
Audited Consolidated Statement of Operations
For the years ended December 31, 2009 and 2008
	For the year ended
	December 31, 2009	December 31, 2008

Revenues
Sales	$11,992,260	$13,918,164
Cost of sales	11,014,269	13,020,385
Gross profits	977,991	897,779

Operating expenses
Selling General and Administrative	1,870,772	931,801
Income (Loss) from Operations	(892,781)	(34,022)

Other income (expenses)
Finance income (costs)	$(35,409)	$67,156
Loss on extinguishment of convertible debt	(126,220)
Non-operating income (expense)	849	(1,439)
Total other income (loss)	(160,781)	65,717

Income (loss) from Operations	(1,053,562)	31,695

Income taxes	7,805	32,336

Net Income (Loss)	(1,061,366)	(641)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	4,053	77,251

Comprehensive income (loss)	$(1,057,313)	$76,610

Weighted average common shares outstanding
Basic & diluted	$52,402,476	$50,245,026

Net loss per common share
Basic & diluted	$(0.02)	$(0.00)

The accompanying notes are an integral part of the financial statements

China Logistics, Inc., and Subsidiary
Audited Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,061,366)	$(641)
Stock issuance for service & loan settlement	1,226,340
Adjustments to reconcile net income (loss) to	-
net cash (used in) operating activities:	-
Depreciation	3,731	4,027
Accounts receivable ,trade	3,464,878	(5,292,420)
Other receivable	(133,949)	228,949
Prepaid expense	23,043	169,181
Inventory	(3,136,582)	(45,046)
Accounts payable	1,083,483	2,496,712
Tax payable	(587,694)	200,250
Other payable	31,991	(30,096)
Others	321,808	(135,289)
NET CASH (USED IN) OPERATING ACTIVITIES	1,235,684	(2,404,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(25,399)	(1,446)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(25,399)	(1,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) of due to shareholders'	(517,659)	377,084
NET CASH PROVIDED BY FINANCING ACTIVITIES	(517,659)	377,084

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(94)	77,251

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	692,532	(1,951,482)

CASH AND CASH EQUIVALENTS:
Beginning of period	531,297	2,482,779
End of period	$1,223,829	$531,297

The accompanying notes are an integral part of these financial statements.

China Logistics, Inc., and Subsidiary
Audited Consolidated Statement of Stockholders' Equity
For the year ended December 31, 2009

						Accumulated
	Common Stock		Retained	Statutory	Additional	Other
	Shares	Amount	Earnings	Reserve	paid-in	Comprehensive
					Capital	Income (loss)	Total
Balances, January 1, 2008	50,245,026	$ 5,024	$ (6,053)	$ 850	$ 920,375	$ 57,909	$ 978,105

Net Income(Loss) for the period			(641)				(641)
Other comprehensive income						77,251	77,251
Balances, December 31, 2008	50,245,026	$ 5,024	$ (6,694)	$ 850	$ 920,375	$ 135,160	$ 1,054,715

Stock issued for service	3,800,000	380			1,025,620		1,026,000
Stock issued for loan settlement	742,000	74			200,266		200,340
Net Income(Loss) for the period			(1,061,366)				(1,061,366)
Other comprehensive income						4,053	4,053
Balances, December 31, 2009	54,787,026	$ 5,478	$ (1,068,060)	$ 850	$ 2,146,261	$ 139,213	$ 1,223,742

CHINA LOGISTIC INC., AND SUBSIDIARY
Notes to Audited Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(Stated in US Dollars)

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary, Chengkai.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.  The Company considers the historical level of credit losses and applies percentages to aged receivables categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to 0.5% of gross amount of trade receivables due less than 1 year, 5% of gross amount of trade receivables due from 1 to 2 years, 10% of gross amount of trade receivables due from 2 to 3 years. The management completely writes off the gross amount of trade receivables due over 3 years.  Additional specific provision is made against trade receivables to the extent which they are considered to be doubtful.

Bad debts are written off when identified.  The Company does not accrue interest on trade receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment and the management considers that the aforementioned general provisioning policy is adequate and not too excessive and does not expect to change this established policy in the near future.

CHINA LOGISTIC INC., AND SUBSIDIARY
Notes to Audited Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(Stated in US Dollars)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a first in first out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In case of manufacturing inventories, cost includes an appropriate share of production overheads based on normal operating capacity.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses.  The Company writes down the inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Building	20 years	5%
Machinery and equipment	10 years	5%
Furniture and fixture	5 years	5%

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Impairment of long-lived assets

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the customers at the time when the products are delivered to and accepted by them, the sales price is fixed or determinable and collection is reasonably assured.

Cost of sales

Cost of sales consists primarily of material costs, direct labor, depreciation and overheads, which are directly attributable to the products and the provision of services.

Selling expenses

Selling expenses mainly consist of advertising, entertainment, salaries, shipping and handling cost and traveling expense which are incurred during the selling activities.

General and administrative expenses

General and administrative expenses consist of rent paid, office expenses, depreciation, staff welfare, utilities, labor protection and salaries which are incurred at the administrative level.

Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade and other receivables.  As of December 31, 2009 and 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”).  Transactions denominated in currencies other than U.S. dollar are calculated at the average rate for the period.  Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date.  The resulting exchange differences are recorded in the other expenses in the statement of operations and comprehensive income.
Foreign currencies translation (cont’d)

The Company’s subsidiary maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted.  In general, for consolidation purposes, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income.

Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during the year from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, inventories, prepayment, accounts payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

Recently issued accounting pronouncements

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.   As a result of the Company’s

CHINA LOGISTIC INC., AND SUBSIDIARY
Notes to Audited Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(Stated in US Dollars)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (cont’d)
implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles – Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

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

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative).  The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended

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

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31, 2009 and 2008 are summarized as follows:

Cash paid during the year ended December 31, 2009 and 2008 for interest and income taxes:

2009                       2008
Income Taxes                                   $37,387                   $ -0-
Interest                                              $      -0-                    $ -0-

4.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $22,204 and $39,653 are required as of December 31, 2009 and 2008, respectively.

CHINA LOGISTIC INC., AND SUBSIDIARY
Notes to Audited Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(Stated in US Dollars)

4.              ACCOUNTS RECEIVABLE, NET (CON’T)

	December 31, 2009	December 31, 2008

Accounts receivable, gross	$4,440,798	$7,930,606

Less: allowance for doubtful accounts	(22,204)	(39,653)
Accounts receivable, net	$4,418,594	$7,890,953

5.	INVENTORIES

	December 31, 2009	December 31, 2008

Inventories	$3,844,655	$707,280

There was no provision for obsolete inventories recorded by the Company as of December 31, 2009 and 2008, respectively.

6.	SHORT-TERM INVESTMENT

The Company had a short-term investment of RMB 3,500,000, equivalent to approximately $512,000, to a non-related company in March, 2009. The investment was returned during the 4th quarter of 2009.

7.	REVERSE STOCK SPLIT

On February 18, 2009, the Board of Directors of the Company adopted a resolution approving a two hundred to one reverse split of our Common Stock. The reverse split combines the Company’s outstanding Common Stock on the basis of 200 outstanding shares being changed to 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) will remain essentially unchanged as a result of the reverse split. The reverse split took effect on April 3, 2009.

The statement of equity and the earnings per share numbers in the financial statements have been restated per FASB 128 paragraph 134.

8.	COMMON STOCK

(a)	Common stock issued for the Exchange

On April 29, 2009, the Company issued 50,000,000 shares of its common stock to the stockholders of Chengkai to consummate the Exchange (see Note 1).

The Company’s issued and outstanding number of common stock immediately prior to the Exchange was 245,026 (after taking into account the Reverse Split) shares, which had been accounted for at its net book value at the time of the Exchange.
(b)	Common stock issued for previous service rendered

On July 13, 2009, the Company issued 3,800,000 shares of common stock to its consultant for business advisory services rendered in fiscal years 2008 and 2009. The fair value of this stock issuance was determined using the fair value of the Company’s common stock on the grant date, at a market quoted price of $.27.

(c)	Common stock issued to settle loan from shareholder

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

9.	CONCENTRATION AND RISK

(a)	Major customers

For the year ended December 31, 2009 and 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

The Company had one customer that individually comprised 84% and 82% of net revenue for the year ended December 31, 2009 and 2008, respectively.

   As of December 31, 2009
Customers		Revenues			Accounts Receivable
Customer A		$10,265,199	84%		$4,329,289

	Total:	$10,265,199	84%	Total:	$4,329,289

   As of December 31, 2008
Customers		Revenues			Accounts Receivable
Customer A		$13,365,290	82%		$7,785,309

	Total:	$13,365,290	82%	Total:	$7,785,309

(b)   Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

CHINA LOGISTIC INC., AND SUBSIDIARY
Notes to Audited Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(Stated in US Dollars)

10.        GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2009, the Company had an accumulated deficit of $1,068,060.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2009.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

11.         INCOME TAXES

The Company conducts all its operating business through its subsidiary in China. The subsidiary is governed by the income tax laws of the PRC and do not have any deferred tax assets or deferred tax liabilities under the income tax laws of the PRC because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company by itself does not have any business operating activities in the United States and is therefore not subject to United States income tax.

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (“PRC”) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”).  Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the previous laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% has replaced the 33% rate previously applicable to both DEs and FIEs.

Prior to 2008, under the Chinese Income Tax Laws, FIEs generally were subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise was located in specially designated regions for which more favorable effective tax rates apply.  Beginning January 1, 2008, China has unified the corporate income tax rate on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

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

The Company is subject to income taxes on an entity basis, on income arising in, or derived from the tax jurisdiction in which it is domiciled and operates. The corporate accrued income taxes as of December 31, 2009 and 2008 were $7,805 and $32,336, respectively.

The Company applies SFAS 109, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. The provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2009 and 2008.

The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred taxes are accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.  Deferred taxes are charged or credited in the income statement, except when they relate to items credited or charged directly to equity, in which case the deferred taxes are also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Company’s financial statements.

Value added tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s products can be used to offset the VAT due on the sales of the products.

CHINA LOGISTIC INC., AND SUBSIDIARY
Notes to Audited Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008
(Stated in US Dollars)

12.          SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on April 12, 2010. There are no subsequent events through April 12, 2010.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Name	Age	Position	Commenced
Wanwen Su	37	CEO, President	2/17/2009*
Weiheng Cai	37	Independent Director	2/17/2009
Yanfen Su	59	Independent Director	2/26/2009

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

* Ms. Wanwen Su was appointed to the board effective as of February 17, 2009, the effective date of the resignation of Mr. Ming Lei as former President and CEO.

Business Experience and Personal Background

Ms. Wanwen Su graduated from Guangzhou Jinan University with a degree in Accounting. She previously worked as a manager of Burberry Guangzhou. She founded Guangzhou Chengkai Logistics Co. Ltd in 2005. She has experience in marketing and sales of luxury goods and has established herself well in the logistics business

Mr. Weiheng Cai, age 37, has worked as a technical consultant for the past 5 years both independently and for Conceptual Management, Inc., his wholly-owned company. Mr. Cai primarily performs his services from the Peoples Republic of China where he resides. Mr. Cai performs website development services for emerging companies. He has a BS in Business Administration from the University of North Carolina.

Ms. Yanfen Su, 59 years old, graduated from Zhongshan University with a degree in Journalism. She has decades of management experience, and previously worked at Guangzhou Pearl River Group as an Administrative Manager. Ms.Su is currently retired.

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

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only three (3) directors serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2009, 2008, and 2007, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE
		Annual Compensation
					Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)		Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Wanwen Su, President, CEO & CFO	2009	---	---	---	---	---	---	---	---
Ming Lei, Former President	2008 2007 2006	---	---	---	---	---	---	---	---
Wang, Xiao Jun, Former CFO	2008 2007 2006	---	---	---	---	---	---	---	---
Yanfen Su, Independent Director	2009	---	---	---	---	---	---	---	---
Weiheng Cai, Independent Director	2009	---	---	---	---	---	---	---	---

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth the ownership, as of April 14, 2010, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

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

(2)           Based on 3,295,000 shares of Preferred Stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(2)
Ms. Wanwen Su Rm 910 Yi An Guang Chang N0 33 Jian She Liu Ma Lu Guangzhou, China	98,942,000(4)	72.14%
Yanxiong Ma Rm 204,C1 Jin Gui Yuan, No.1000 Jie Fang Bei Road Guangzhou, P.R. China	10,000,000	7.29%
Mr. Ming Lei E Pang Gong Site, 44 Hong Guang Road Xi An, P.R. China 710068	16,487,405(4)	12.02%

All directors and executive officers as a group (1 person)	98,942,000	72.14%

(1)           Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.

(2)           Based on 3,295,000 shares of Preferred Stock outstanding with a conversion ratio of 1 for 25 and based on 137,162,026 shares of common stock issued and outstanding after the preferred stock is converted.

(3)           Based on 2,636,000 shares of preferred stock with a conversion ratio of 1 for 25 and 33,042,000 shares of common stock already issued and outstanding for Ms. Wanwen Su.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC (“Lake”) for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009		2008
	Lake		Lake

Audit Fees (1)	$27,500	(2)	$19,000	(3)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$27,500		$19,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2009 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2009, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2010.

(3)
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

(a) On December 31, 2009, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of China International Tourism Holdings, Ltd. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2009
Statements of Operations - for the years ended December 31, 2009 and 2008
Statements of Cash Flows - for the years ended December 31, 2009 and 2008
Statements of Stockholders’ Equity - for the years ended December 31, 2009 and 2008
Notes to Financial Statements

2. Exhibits

14.1.   Code of Ethics
31.1.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1.   Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

(1)           On May 20, 2009, we filed an amendment on Form 8-K/A to amend the current report on Form 8-K filed on April 17, 2009. We also announced that on April 23, 2009, the Company entered into an Agreement between and among the Registrant, Shanxi Kai Da Lv You Gu Wen Xian Gong Si, a corporation organized under the laws of the Peoples’ Republic of China (“Kai Da”), and Mr. Lei Ming, an individual, pursuant to which Kai Da was no longer a wholly-owned subsidiary of the Company.

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

CHINA LOGISTICS INC.

Date: April 14, 2010	/s/ Wanwen Su
Wanwen Su
President, Chief Executive Officer, Chief Financial Officer and Director

Exhibits

14.1.   Code of Ethics
31.1.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1.   Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer