Form 10-Q
period 2010-03-31
CHINA LOGISTICS INC
filed 2010-05-14
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 2010

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number: 001-10559

 CHINA LOGISTICS, INC.

NEVADA	65-1021346
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

Suite 910, Yi An Plaza, 33 Jian She Liu Road
Guangzou, P.R.China 510000
 (Address of principal executive offices)

(8629) 8436-8561
(Issuer's telephone number)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]                                No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [  ]                                No [x]

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
Yes [  ]                                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-Q or any amendments to this Form 10-Q.
Yes [  ]                                No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

Number of shares of common stock outstanding as of May 11, 2010:        54,787,026
Number of shares of preferred stock outstanding as of May 11, 2010:         3,295,000

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CHINA LOGISTICS, INC. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CHINA LOGISTICS, INC.                                                                                                      PAGE

Unaudited Consolidated Balance Sheet                                                                       4

Unaudited Consolidated Statement of Operations                                                      5

Unaudited Consolidated Statement of Cash Flows                                                     6

Notes to Unaudited Consolidated Financial Statements                                            7

China Logistics, Inc and Subsidiary
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009

ASSETS
	March 31, 2010	December 31, 2009
		(Audited)
CURRENT ASSETS
Cash and cash equivalents	$839,754	$1,223,829
Accounts receivable,trade	3,619,388	4,418,594
Other receivables	149,414	146,524
Inventory	504,560	3,844,655
Prepaid expenses	334,168	290,903
Prepaid VAT tax	9,880	483,068
TOTAL CURRNET ASSETS	$5,457,164	$10,407,573

FIXED ASSETS
Property, plant, and equipment	$47,333	$47,319
Accumulated depreciation	(13,542)	(12,082)
NET FIXED ASSETS	$33,791	$35,237

TOTAL ASSETS	$5,490,955	$10,442,810

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,034,083	$8,690,450
Other payables	50,938	114,355
Other payables-related party	6,491	36,816
Received in advance	179,453	335,076
Tax payable	4,973	9,422
TOTAL CURRENT LIABILITIES	$4,275,938	$9,186,119

TOTAL LIABILITIES	$4,275,938	$9,186,119

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock (par value $.01, 5,000,000 Shares	$32,950	$32,950
authorized, 3,295,000 shares issued and outstanding as of
March 31, 2010 and December 31, 2009, respectively

STOCKHOLDERS' EQUITY
Common stock (par value $.0001, 250,000,000 shares authorized,	5,478	5,478
54,787,026 shares issued and outstanding as of
March 31, 2010 and December 31, 2009, respectively
Additional paid in capital	2,146,261	2,146,261
Statutory reserves	850	850
Accumulated other comprehensive income	139,570	139,213
Retained earnings (deficit)	(1,110,092)	(1,068,060)
TOTAL STOCKHOLDERS' EQUITY	$1,182,067	$1,223,742

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,490,955	$10,442,810

The accompanying notes are an integral part of these financial statements.

China Logistics, Inc and Subsidiary
Unaudited Condensed Consolidated Statements of Operations
For the Three Months ended March 31, 2010 and 2009
	For the Three months ended
	March 31, 2010	March 31, 2009

Revenues
Sales	$4,274,119	$1,509,301
Cost of sales	3,946,694	1,381,105
Gross profits	327,425	128,196

Operating expenses
Selling General and Administrative	323,394	136,664
Income (Loss) from Operations	4,031	(8,468)

Other income (expenses)
Finance income (costs)	(42,585)	170
Total other income (loss)	(42,585)	170

Income (loss) from Operations	(38,554)	(8,298)

Income taxes	3,478	4,560

Net Income (Loss)	(42,032)	(12,858)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	357	(2,210)

Comprehensive income (loss)	$(41,675)	$(15,068)

Weighted average common shares outstanding
Basic & diluted	$54,787,026	$50,245,026

Net loss per common share
Basic & diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements

China Logistics, Inc and Subsidiary
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2010 and 2009

	For the Three months ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(42,032)	$(12,858)
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation	1,457	852
Accounts receivable ,trade	800,366	785,124
Other receivable	(2,849)	(3,734)
Prepaid expense	(43,180)	313,350
Inventory	3,340,872	344,345
Accounts payable	(4,658,376)	641,527
Tax payable	468,829	(106,027)
Other payable	(63,434)	(9,341)
Others	(155,703)	82,346
NET CASH (USED IN) OPERATING ACTIVITIES	(354,049)	2,035,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investment	-	(511,995)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(511,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) of due to shareholders'	(30,332)	(442,735)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(30,332)	(442,735)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	307	(987)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(384,075)	1,079,867

CASH AND CASH EQUIVALENTS:
Beginning of period	1,223,829	531,297
End of period	$839,754	$1,611,164

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the three months ended March 31, 2010 and 2009 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

2.	ORGANIZATION AND BUSINESS BACKGROUND

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

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures

(Accounting Standards Update (“ASU”) 2010-06)

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the period ended March 31, 2010.   As a result of the Company’s implementation of the Codification during the period ended March 31, 2010, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

CHINA LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

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

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2010 and 2009 are summarized as follows:

Cash paid during the three months ended March 31, 2010 and 2009 for interest and income taxes:

     For the three months ended March 31,
               2010                           2009
Income Taxes                                   $5,210                       $24,843
Interest                                             $     -0-                       $      -0-

5.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $22,210 and $22,204 are required as of March 31, 2010 and December 31, 2009, respectively.

	March 31, 2010	December 31, 2009

Accounts receivable, gross	$3,641,598	$4,440,798

Less: allowance for doubtful accounts	(22,210)	(22,204)
Accounts receivable, net	$3,619,388	$4,418,594

6.	INVENTORIES

	March 31, 2010	December 31, 2009

Inventories	$504,560	$3,844,655

There was no provision for obsolete inventories recorded by the Company as of March 31, 2010 and December 31, 2009, respectively.

7.	RECEIVED IN ADVANCE

As of March 31, 2010, the Company had customer deposits of $179,453, representing payments received for orders not yet shipped. The Company expects to ship these orders in the second quarter of 2010.

8.	CONCENTRATION AND RISK

(a)	Major customers

For the three months ended March 31, 2010 and for the year ended December 31, 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

The Company had one customer that individually comprised 96% and 84% of net revenue for the three months ended March 31, 2010 and for the year ended December 31, 2009, respectively.

   As of March 31, 2010
Customers		Revenues			Accounts Receivable
Customer A		$4,104,792	96%		$3,563,952

	Total:	$4,104,792	96%	Total:	$3,563,952

   As of December 31, 2009
Customers		Revenues			Accounts Receivable
Customer A		$10,265,199	84%		$4,329,289

	Total:	$10,265,199	84%	Total:	$4,329,289

(b)   Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

9.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2010, the Company had an accumulated deficit of $1,110,092. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through March 31, 2010.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

10.	SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on May 10, 2010. There are no subsequent events through May 10, 2010.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERAT ION

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

CHENGKAI SERVICES

International Trade and Import & Export Management

Import & export trade, domestic distribution and purchasing solutions are provided by Chengkai to reach a win-win business solution. Through several years of practice of commercial trading in China, Chengkai has accumulated resourceful working experiences and gained close partnerships with financial institutions. These financial institutions help us combine our business procedures and financial status to provide value-added and win-win business solutions for our clients.

●	Purchasing process
●	Services orienting towards foreign purchasers
●	Services for domestic manufacturing purchasers
●	Distribution process
●	Efficient import & export customs declaration
●	Supply-chain financing service

Some international purchasers, who need to purchase their commodities and balance the account among several districts within the country, will more or less be restricted by the local policies such as the leverage of foreign exchange, value-added tax, and import & export trading rights. In order to solve such inadequacies, Chengkai strives to improve their clients’ working efficiency, and help minimize costs. We minimize costs by integrating manufacturing resources such as purchasing, R&D and manufacturers. We center on a specific or diversified products that highlight core business. We also incorporate management of materials, information and financing. We commit to a more reliable and efficient supply-chain partnership with manufacturers and transnational purchasers.

Customs Declaration

Chengkai provides customs affairs trusteeship, consultations, and software application solutions on customs network supervision.

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

Warehousing and Transportation

Chengkai provides diversified logistics solutions.

In order to construct an efficient logistics system, Chengkai has established solutions with our co-partners, based on the needs of our clients. Through effective integration of logistics, we provide various logistics solution for our clients. Our experienced consultants diagnose and analyze elements that make up of the whole supply-chain to help customize a logistic system that shortens the time of order to the time of delivery.

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

Sales Logistics

Chengkai provides managerial operations as well as delivery service for product agents, dealers, and department stores.

●	National network transportation
●	Management and operation in the logistics center
●	3C digital product logistics
●	Quality inspection of clothing and textile goods

International Logistics

Through our talented staff and reliable partnerships, Chengkai provides international cargo transportation that supports business expansion efforts of clients.

●	International Logistics Business

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2010 and 2009 (UNAUDITED)

Sales

We had sales of $4,274,119 and $1,509,301 for the three months ended March 31, 2010 and 2009, respectively. The increase in sales by $2,764,818 during the first quarter of 2010 was due to the recovery from global financial crisis, which had significant impact on our revenues in 2009. Our revenues were derived from logistic services and import / export business. Since the US is China’s biggest export partner and we are a logistics company devoted to the import and export of products between China and the US, the global financial crisis starting in 2008 had significant impact on our business in 2009.

Income / Loss

We had net loss of $42,032 and $12,858 for the three months ended March 31, 2010 and 2009, respectively, due primarily to the selling general and administrative costs, which were $323,394 in 2010 and $136,664 in 2009. Our gross profits in both periods were not sufficient to cover such expenses. In addition, we had the costs of $42,585 for finance during the three months ended March 31, 2010, resulting in the increase in net loss by $19,174 in the first quarter of 2010, compared to the same period in 2009.

Expenses

We had operating expenses of $323,394 and $136,664 for the three months ended March 31, 2010 and 2009, respectively. The significant increase in operating expenses during the three months ended March 31, 2010 was due primarily to the the increase in transportation cost as a results of significant increase in sale during the first quarter of 2010.

Cost of Sales

We had $3,946,694 and $1,381,105 in cost of sales, or 92.34% and 91.51% of sales revenues, during the three months ended March 31, 2010 and 2009, respectively. Cost of sales as a percentage of sales was high in general determined by our business model as a logistic services provider for import/export business. The intensive competition in logistic industry as a result of globalization restricts the growth in our gross margin.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows (used in) provided by operating activities were $(354,049) and $2,035,584 for the three months ended March 31, 2010 and 2009, respectively. Negative cash flows from operations during the three months ended March 31, 2010 were due primarily to the decrease in accounts payable in the amount of $(4,658,376), partially offset by the decrease in inventory in the amount of $3,340,872. Positive cash flows from operation during the three months ended March 31, 2009 were primarily due to the effective collection of accounts receivable in the amount of $785,124, the increase in accounts payable in the amount of $641,527, and the decrease in prepaid expense and inventory in the amount of $313,350  and $344,345, respectively.

We had no cash flows from investing activities during the three months ended March 31, 2010. Cash flows (used in) investing activities were $(511,995) for the three months ended March 31, 2009, due primarily to a short term investment.

Cash flows (used in) financing activities were $(30,332) and $(442,735) for the three months ended March 31, 2010 and 2009, respectively. The negative cash flows in both periods were due to the repayments to a shareholder loan.

Overall, we have funded our cash needs from inception through March 31, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $839,754 on hand as of March 31, 2010. Currently, we have enough cash to fund our operations for about nine months. This is based on current cash flows from operating activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2010. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MAR KET RISK

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $357 for the three months ended March 31, 2019, $4,053 in fiscal 2009 and $77,251 in fiscal 2008. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the financial statements or otherwise stated in this MD&A were as follows:

	2010	2009

Balance sheet items, except for the registered and paid-up capital as of March 31, 2010 and 2009	USD 0.146:RMB 1	USD 0.146:RMB 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the three months ended March 31, 2010 and 2009	USD 0.146:RMB 1	USD 0.146:RMB 1

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 1.      LEGAL PROCEE DINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2009.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not had any unregistered sales of equity securities.

ITEM 3.      DEFAULTS UPON SENIOR SEC URITIES

We have not had any default upon senior securities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY H OLDERS

We have not had any submissions of matters to a vote of security holders.

ITEM 5.      OTHER INFOR MATION

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

CHINA LOGISTICS, INC. (Registrant)

Date: May 11, 2010	By:
Wanwen Su President, Chief Executive Officer, and Chief Financial Officer