Form 10-K/A
period 2009-12-31
CHINA LOGISTICS INC
filed 2010-07-28
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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
Common Stock
Par Value: 0.0001

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.            Yes [  ]No [x]

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

Number of shares of common stock outstanding as of April 14, 2010:54,787,026

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K/A under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K/A. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

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

Below are illustrations of our logistics procedures:

Oversea Vendor A
Oversea Vendor B
Oversea Vendor C
VMI Centre
Just In Time
Assembly Workshop
Consumption Zone
Domestic Vendor D
Domestic Vendor E
Logistics
Information Flow

Vendor A
Vendor B
Vendor C
Vendor Inventory
Replenishment
storage
Inspection
Inventory Management
Circulating Processing
JIT Replenishment
Distribution
Assembly Workshop
WMS

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

Historically, we have been dependent on financings to fund our development and working capital needs. For the year ended December 31, 2009, we had net loss of $1,065,111, resulting in our accumulated deficit of $1,071,805 as of December 31, 2009. Accordingly, if we do not develop any new projects, we would have to continue to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Sales

We had sales of $11,992,260 for the year ended December 31, 2009, of which $11,334,257 from sales of products and $658,004 from services rendered, decreasing by $1,925,904 compared to revenues of $13,918,164 for the year ended December 31, 2008, of which $13,317,470 from sales of products and $600,694 from services rendered. The decrease in 2009 was due to the slowdown in the economy. Our revenues were derived from logistic services and import / export business. Since the US is China’s biggest export partner and we are a logistics company devoted to the import and export of products between China and the US, the global financial crisis starting in 2008 had significant impact on our business.

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
Schaumburg, Illinois
The United States of America

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

China Logistics, Inc., and Subsidiary
Audited Consolidated Statement of Operations
For the years ended December 31, 2009 and 2008
	For the year ended
	December 31, 2009	December 31, 2008

Revenues
Product	$11,334,257	$13,317,470
Services	658,004	600,694
	11,992,260	13,918,164
Cost of revenues	11,014,269	13,020,385
Gross profits	977,991	897,779

Operating expenses
Selling General and Administrative	1,870,772	931,801
Income (Loss) from Operations	(892,781)	(34,022)

Other income (expenses)
Finance income (costs)	$(35,409)	$67,156
Loss on extinguishment of convertible debt	(126,220)
Non-operating income (expense)	849	(1,439)
Total other income (loss)	(160,781)	65,717

Income (loss) from Operations	(1,053,562)	31,695

Income taxes	7,805	32,336

Net Income (Loss)	(1,061,366)	(641)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	4,053	77,251

Comprehensive income (loss)	$(1,057,313)	$76,610

Weighted average common shares outstanding
Basic & diluted	$52,402,476	$50,245,026

Net loss per common share
Basic & diluted	$(0.02)	$(0.00)

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

The accompanying notes are an integral part of these financial statements.

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

Revenue recognition

(a)	Sale of products

The Company derives a majority of revenues from the sale of products, which is recognized when the significant risks and rewards of ownership have been transferred to the customers at the time when the products are delivered to and accepted by the customers, the sales price is fixed or determinable and collection is reasonably assured.

(b)	Service revenue

Service revenue is primarily derived from logistics and custom clearance agency that are not an element of an arrangement for the sale of products. These services are generally billed on a time-cost plus basis, for a period of service time from 2 to 3 months. The Company charges logistic services fees in two ways: (1) fixed fees that are predetermined with the customer; and (2) cost-plus fees that are calculated based on the actual costs incurred plus a markup. The Company generally requires payments in advance from customers and bills them on the balance within 30 days after the transactions are completed. Revenues are recognized from logistic services upon completion of services, which coincides with the date of departure of the relevant vessel from port. Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as current liabilities.

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

CHINA LOGISTICS INC.

Date: July 28, 2010	/s/ Wanwen Su
Wanwen Su
President, Chief Executive Officer, Chief Financial Officer and Director

Exhibits

14.1.   Code of Ethics
31.1.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1.   Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer