Form 10-Q
period 2010-06-30
CHINA LOGISTICS INC
filed 2010-08-18
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	♦
Non-accelerated filer	♦ (Do not check if a smaller reporting company)
Accelerated filer	♦
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

Number of shares of common stock outstanding as of August 4, 2010:        54,786,726
Number of shares of preferred stock outstanding as of August 4, 2010:         3,295,000

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CHINA LOGISTICS, INC. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

China Logistics, Inc and Subsidiary
Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009

ASSETS
	June 30, 2010	December 31, 2009
		(Audited)
CURRENT ASSETS
Cash and cash equivalents	$1,153,341	$1,223,829
Accounts receivable,trade	2,213,911	4,418,594
Other receivables	175,591	146,524
Inventory	403,401	3,844,655
Prepaid expenses	164,971	290,903
Prepaid VAT tax	-	483,068
TOTAL CURRNET ASSETS	4,111,215	10,407,573

FIXED ASSETS
Property, plant, and equipment	47,579	47,319
Accumulated depreciation	(15,078)	(12,082)
NET FIXED ASSETS	32,501	35,237

TOTAL ASSETS	$4,143,716	$10,442,810

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,465,209	$8,690,450
Other payables & current liabilities	70,825	114,355
Other payables-related party	14,479	36,816
Received in advance	378,437	335,076
Tax payable	7,571	9,422
TOTAL CURRENT LIABILITIES	2,936,521	9,186,119

TOTAL LIABILITIES	2,936,521	9,186,119

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock (par value $.01, 5,000,000 Shares	32,950	32,950
authorized, 3,295,000 shares issued and outstanding as of
June 30, 2010 and December 31, 2009

STOCKHOLDERS' EQUITY
Common stock (par value $.0001, 250,000,000 shares authorized,	5,478	5,478
54,787,026 shares issued and outstanding as of
June 30, 2010 and December 31, 2009
Additional paid in capital	2,146,261	2,146,261
Statutory reserves	850	850
Accumulated other comprehensive income	146,270	139,213
Retained earnings (deficit)	(1,124,614)	(1,068,060)
TOTAL STOCKHOLDERS' EQUITY	1,174,245	1,223,742

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,143,716	$10,442,810

The accompanying notes are an integral part of these financial statements.

China Logistics, Inc and Subsidiary
Unaudited Condensed Consolidated Statements of Operations
For the Three and Six Months ended June 30, 2010 and 2009
	For the Three months ended		For the Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues
Product	$1,427,577	$430,347	$5,213,469	$1,800,268
Services	80,984	130,799	569,211	270,179
	1,508,561	561,146	5,782,680	2,070,447

Cost of revenues	1,210,197	415,918	5,156,891	1,797,022
Gross profits	298,364	145,229	625,789	273,425

Operating expenses
Selling General and Administrative	306,877	147,042	630,271	283,706
Income (Loss) from Operations	(8,513)	(1,813)	(4,482)	(10,281)

Other income (expenses)
Finance income (costs)	(5,108)	(2,121)	(47,693)	(1,951)
Non-operating income (expense)	1,465	-	1,465	-
Total other income (loss)	(3,643)	(2,121)	(46,228)	(1,951)

Income (loss) from Operations	(12,156)	(3,934)	(50,710)	(12,232)

Income taxes	2,366	862	5,844	5,422

Net Income (Loss)	(14,522)	(4,796)	(56,554)	(17,654)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	6,700	683	7,057	(1,527)

Comprehensive income (loss)	$(7,822)	$(4,113)	$(49,497)	$(19,181)

Weighted average common shares outstanding
Basic & diluted	54,787,026	50,245,026	54,787,026	50,245,026

Net loss per common share
Basic & diluted	**	**	**	**

** Less than $.01

The accompanying notes are an integral part of the financial statements

China Logistics, Inc and Subsidiary
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009

	For the Six months ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(56,554)	$(17,654)
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation	2,915	1,706
Accounts receivable ,trade	2,217,784	4,095,489
Other receivable	(28,121)	(109,976)
Prepaid expense	126,891	4,118
Inventory	3,445,022	305,592
Accounts payable	(6,241,541)	(3,237,933)
Tax payable	481,394	(117,711)
Other payable	(43,733)	(20,439)
Received in advance & others	41,312	509,350
NET CASH (USED IN) OPERATING ACTIVITIES	(54,630)	1,412,542

CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investment		(512,235)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(512,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) of due to shareholders'	(22,426)	(455,157)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(22,426)	(455,157)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	6,569	(619)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(70,488)	444,531

CASH AND CASH EQUIVALENTS:
Beginning of period	1,223,829	531,297
End of period	$1,153,341	$975,828

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2009 and 2008 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

CHINA LOGISTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

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

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2010 and 2009 are summarized as follows:

Cash paid during the six months ended June 30, 2010 and 2009 for interest and income taxes:

For the six months ended June 30,

                                                              2010                           2009
Income Taxes                                   $30,829                       $28,258
Interest                                             $       -0-                       $       -0-

CHINA LOGISTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
5.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $22,326 and $22,204 were required as of June 30, 2010 and December 31, 2009, respectively.

	June 30, 2010	December 31, 2009

Accounts receivable, gross	$2,236,237	$4,440,798

Less: allowance for doubtful accounts	(22,326)	(22,204)
Accounts receivable, net	$2,213,911	$4,418,594

6.	INVENTORIES

	June 30, 2010	December 31, 2009

Inventories	$403,401	$3,844,655

There was no provision for obsolete inventories recorded by the Company as of June 30, 2010 and December 31, 2009, respectively.

7.	RECEIVED IN ADVANCE

As of June 30, 2010, the Company had customer deposits of $378,437, representing payments received for orders not yet shipped. The Company expects to ship these orders in the third quarter of 2010.

CHINA LOGISTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
8.	CONCENTRATION AND RISK

(a)	Major customers

For the six months ended June 30, 2010 and for the year ended December 31, 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

The Company had one customer that individually comprised 86% and 84% of net revenue for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively.

As of June 30, 2010
Customers		Revenues			Accounts Receivable
Customer A		$4,952,942	86%		$1,975,522

	Total:	$4,952,942	86%	Total:	$1,975,522

As of December 31, 2009

Customers		Revenues			Accounts Receivable
Customer A		$10,265,199	84%		$4,329,289

	Total:	$10,265,199	84%	Total:	$4,329,289

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

As of June 30, 2010, the Company had an accumulated deficit of $1,124,614. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2010.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

10.	SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on August 18, 2010. There are no subsequent events through August 18, 2010.

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

• Purchasing process
• Services orienting towards foreign purchasers

• Services for domestic manufacturing purchasers
• Distribution process

• Efficient import & export customs declaration
• Supply-chain financing service

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

• We automatically collect data in the manufacturing management database.
• We safely connect the manufacturing management system and accounting management system of the enterprises.

• We develop customized planning that corresponds to each enterprise.
• We monitors and analyzes capital flow.

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

• Production Logistics
• Sales Logistics

• International Logistics

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

• Production accessories and raw material supply
• Vendor managed inventory (VMI :Vendor Managed Inventory)

• Land transportation
• In-factory logistics

Sales Logistics

Chengkai provides managerial operations as well as delivery service for product agents, dealers, and department stores.

• National network transportation
• Management and operation in the logistics center

• 3C digital product logistics
• Quality inspection of clothing and textile goods

International Logistics

Through our talented staff and reliable partnerships, Chengkai provides international cargo transportation that supports business expansion efforts of clients.

• International Logistics Business

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Sales

We had revenues of $1,508,561 for the three months ended June 30, 2010, of which $1,427,577 from sales of products and $80,984 from services rendered, increasing by $947,415 compared to revenues of $561,146 for the same period ended June 30, 2009, of which $430,347 from sales of products and $130,799 from services rendered.

For the six months ended June 30, 2010 and 2009, we had revenues of $5,782,680 and $2,070,447, respectively, of which $5,213,469 from sales of products and $569,211 from services rendered during the six months ended June 30, 2010, compared to $1,800,268 from sales of products and $270,179 from services rendered for the same period ended June 30, 2009.

The increase in 2010 was due to the recovery from global financial crisis, which had significant impact on our revenues in 2009. Our revenues were derived from logistic services and import / export business. Since the US is China’s biggest export partner and we are a logistics company devoted to the import and export of products between China and the US, the global financial crisis starting in 2008 had significant impact on our business in 2009.

Income / Loss

We had net loss of $14,522 and $56,554 for the three and six months ended June 30, 2010, respectively, compared to net loss of $4,796 and $17,654 for the three and six months ended June 30, 2009, respectively. The increase in net loss during the three months ended June 30, 2010 was due primarily to the decrease in revenues from services rendered, which decreased by $49,815, or 38%, compared to the same period ended June 30, 2009. The revenues from service rendered had significant contribution to our net income due to the high profit margin. The increase in net loss for both three-month and six-month periods ended June 30, 2010 was also due to the increase in our selling, general and administrative expenses, which increased by $159,835 and $346,565, respectively, compared to the comparable periods ended June 30, 2009.

Expenses

We had operating expenses of $306,877and $630,271 for the three and six months ended June 30, 2010, respectively, increased by $159,835 and $346,565, compared to operating expenses of $147,042 and $283,706 for the comparable periods ended June 30, 2009, respectively. The significant increase in operating expenses during the three and six months ended June 30, 2010 was due primarily to the increase in transportation cost as a result of significant increase in sales during the first half of 2010.

Cost of Revenues

We had $1,210,197 and $5,156,891 in cost of revenues, or 80.22% and 89.18% of revenues, during the three and six months ended June 30, 2010, respectively, compared to cost of revenues of $415,918 and $1,797,022, or 74.12% and 86.79% of revenues, during the comparable periods ended June 30, 2009.  Cost of sales as a percentage of sales was high in general determined by our business model as a logistic services provider for import/export business. The intensive competition in logistic industry as a result of globalization restricts the growth in our gross margin.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $54,630 during the six months ended June 30, 2010, compared to cash flows of $1,412,542 provided by operating activities during the six months ended June 30, 2009. Negative cash flows from operations during the six months ended June 30, 2010 were due primarily to the decrease in accounts payable in the amount of $6,241,541, partially offset by the decrease in accounts receivable and inventory in the amount of $2,217,784 and $3,445,022, respectively, and the increase in tax payable by $481,394. Positive cash flows from operation during the six months ended June 30, 2009 were due primarily to the effective collection of accounts receivable in the amount of $4,095,489, and the decrease in inventory in the amount of $305,592, partially offset by the decrease in accounts payable by $3,237,933.

We had no cash flows from investing activities during the six months ended June 30, 2010. Cash flows used in investing activities were $512,235 for the six months ended June 30, 2009, due primarily to a short term investment.

Cash flows used in financing activities were $22,426 and $455,157 for the six months ended June 30, 2010 and 2009, respectively. The negative cash flows in both periods were due to the repayments to a shareholder loan.

Overall, we have funded our cash needs from inception through June 30, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $1,153,341 on hand as of June 30, 2010. Currently, we have enough cash to fund our operations through the end of 2010. This is based on current working capital and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2011. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $7,057 for the six months ended June 30, 2010, $4,053 in fiscal 2009 and $77,251 in fiscal 2008. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the financial statements or otherwise stated in this MD&A were as follows:

	2010	2009

Balance sheet items, except for the registered and paid-up capital as of June 30, 2010 and December 31, 2009	USD 0.1473:RMB 1	USD 0.1466:RMB 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the six months ended June 30, 2010 and 2009	USD 0.1465:RMB 1	USD 0.1464:RMB 1

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

CHINA LOGISTICS, INC. (Registrant)

Date: August 18, 2010	By:
Wanwen Su President, Chief Executive Officer, and Chief Financial Officer