Form 10-Q
period 2010-09-30
CHINA LOGISTICS INC
filed 2010-11-19
CIK 830664

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer	♦
Non-accelerated filer	♦ (Do not check if a smaller reporting company)
Accelerated filer	♦
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

Number of shares of common stock outstanding as of November 15, 2010:        54,786,726
Number of shares of preferred stock outstanding as of November 15, 2010:         3,295,000

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CHINA LOGISTICS, INC. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CHINA LOGISTICS, INC.                                                                                                                           PAGE

Unaudited Condensed Consolidated Balance Sheet                                                                       4

Unaudited Condensed Consolidated Statement of Operations                                                      5

Unaudited Condensed Consolidated Statement of Cash Flows                                                     6

Notes to Unaudited Condensed Consolidated Financial Statements                                            7

China Logistics, Inc and Subsidiary
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009

ASSETS
	September 30, 2010	December 31, 2009
		(Audited)
CURRENT ASSETS
Cash and cash equivalents	$2,212,203	$1,223,829
Accounts receivable,trade	1,359,715	4,418,594
Other receivables	285,250	146,524
Inventory	474,634	3,844,655
Prepaid expenses	77,495	290,903
Prepaid VAT tax	18,195	483,068
TOTAL CURRNET ASSETS	$4,427,491	$10,407,573

FIXED ASSETS
Property, plant, and equipment	$78,510	$47,319
Accumulated depreciation	(17,004)	(12,082)
NET FIXED ASSETS	$61,506	$35,237

TOTAL ASSETS	$4,488,997	$10,442,810

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,399,236	$8,690,450
Other payables	62,623	114,355
Other payables-related party	9,574	36,816
Received in advance	810,945	335,076
Tax payable	-	9,422
TOTAL CURRENT LIABILITIES	$3,282,377	$9,186,119

TOTAL LIABILITIES	$3,282,377	$9,186,119

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock (par value $.01, 5,000,000 Shares	$32,950	$32,950
authorized, 3,295,000 shares issued and outstanding as of
June 30, 2010 and December 31, 2009

STOCKHOLDERS' EQUITY
Common stock (par value $.0001, 250,000,000 shares authorized,	5,478	5,478
54,787,026 shares issued and outstanding as of
June 30, 2010 and December 31, 2009
Additional paid in capital	2,146,261	2,146,261
Statutory reserves	850	850
Accumulated other comprehensive income	163,367	139,213
Retained earnings (deficit)	(1,142,286)	(1,068,060)
TOTAL STOCKHOLDERS' EQUITY	$1,173,670	$1,223,742

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,488,997	$10,442,810

The accompanying notes are an integral part of these financial statements.

China Logistics, Inc and Subsidiary
Unaudited Condensed Consolidated Statements of Operations
For the Three and Nine Months ended September 30, 2010 and 2009

	For the Three months ended		For the Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenues
Product	$955,894	$7,578,212	$6,169,363	$9,390,338
Services	248,576	115,364	817,787	373,685
	1,204,470	7,693,576	6,987,150	9,764,023

Cost of revenues	1,007,140	7,330,202	6,164,031	9,127,224
Gross profits	197,330	363,374	823,119	636,799

Operating expenses
Selling General and Administrative	$233,256	$299,240	$863,527	$582,946
Stock based compensation		1,026,000		1,026,000
Income (Loss) from Operations	(35,926)	(961,866)	(40,407)	(972,147)

Other income (expenses)
Finance income (costs)	(8,888)	(33,743)	(56,581)	(35,694)
(loss) on extinguishment of convertible debt		(126,220)		(126,220)
Non-operating income (expense)	29,129	849	30,594	849
Total other income (loss)	20,241	(159,114)	(25,987)	(161,065)

Income (loss) from Operations	(15,685)	(1,120,980)	(66,395)	(1,133,212)

Income taxes	1,987	7,399	7,831	12,821

Net Income (Loss)	(17,672)	(1,128,379)	(74,226)	(1,146,033)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	17,097	505	24,154	(1,022)

Comprehensive income (loss)	$(575)	$(1,127,874)	$(50,072)	$(1,147,055)

Net loss per common share
Basic & diluted	$(0.00)	$(0.02)	$(0.00)	$(0.04)

Weighted average common shares outstanding
Basic & diluted	54,787,026	54,130,959	54,787,026	29,503,300

The accompanying notes are an integral part of the financial statements

China Logistics, Inc and Subsidiary
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2010 and 2009

	For the Nine months ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(74,226)	$(1,146,033)
Common stock issued for services rendered and expensed		1,026,000
Common stock issued for extinguishment of debt		126,220
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation	4,620	2,760
Accounts receivable ,trade	3,093,704	1,153,105
Other receivable	(133,828)	(126,725)
Prepaid expense	215,514	175,391
Inventory	3,389,279	318,342
Accounts payable	(6,355,420)	(750,840)
Tax payable	457,195	(44,821)
Other payable	(52,327)	129,043
Others	462,195	267,112
NET CASH (USED IN) OPERATING ACTIVITIES	1,006,706	1,129,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase of PPE		(512,278)
Purchase of property, plant, and equipment	(29,821)	(25,394)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(29,821)	(537,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) of due to shareholders'	(27,505)	(462,116)
Due from shareholders'
Statutory reserves
Capital contribution
NET CASH PROVIDED BY FINANCING ACTIVITIES	(27,505)	(462,116)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	38,993	(406)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	988,373	129,360

CASH AND CASH EQUIVALENTS:
Beginning of period	1,223,829	531,313
End of period	$2,212,203	$660,673

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$32,251	$6,739
Cash paid for interest	$4,252	$-

Non-cash transactions during the period
Common stock issued for services rendered and expensed	$-	$1,026,000
Common stock issued for extinguishment of debt	$-	$126,220

The accompanying notes are an integral part of these financial statements.

CHINA LOGISTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
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

CHINA LOGISTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2010 and 2009 are summarized as follows:

Cash paid during the nine months ended September 30, 2010 and 2009 for interest and income taxes:

For the nine months ended September 30,

                                                             2010                           2009
Income Taxes                                   $32,251                      $6,739
Interest                                              $ 4,252                       $     -0-

5.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $22,625 and $22,204 were required as of September 30, 2010 and December 31, 2009, respectively.

	September 30, 2010	December 31, 2009

Accounts receivable, gross	$1,382,340	$4,440,798

Less: allowance for doubtful accounts	(22,625)	(22,204)
Accounts receivable, net	$1,359,715	$4,418,594

6.	INVENTORIES

	September 30, 2010	December 31, 2009

Inventories	$474,634	$3,844,655

There was no provision for obsolete inventories recorded by the Company as of September 30, 2010 and December 31, 2009, respectively.

7.	RECEIVED IN ADVANCE

As of September 30, 2010, the Company had customer deposits of $810,945, representing payments received for orders not yet shipped. The Company expects to ship these orders in the fourth quarter of 2010.

8.	CONCENTRATION AND RISK

(a)	Major customers

For the nine months ended September 30, 2010 and 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

The Company had two customers that comprised 81% of net revenue for the nine months ended September 30, 2010, and one customer that individually comprised 86% of net revenue for the nine months ended September 30, 2009.

As of September 30, 2010
Customers		Revenues			Accounts Receivable
Customer A		$4,387,190	63%		$1,087,110

Customer B		1,259,525	18		-

	Total:	$5,646,715	81%	Total:	$1,087,110

As of September 30, 2009
Customers		Revenues			Accounts Receivable
Customer A		$8,422,291	86%		$6,564,431

	Total:	$8,422,291	86%	Total:	$6,564,431

(b)                     Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(c)                     Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

9.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2010, the Company had an accumulated deficit of $1,142,286. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2010.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

• International Logistics Business

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

Sales

We had revenues of $1,204,470 was the three months ended September 30, 2010, of which $955,894 was from the sales of products and $248,576 from services rendered, a decrease of $6,489,706 compared to revenues of $7,693,576 for the same period ended September 30, 2009, which consisted of $7,578,212 from sales of products and $115,364 from services rendered. The dramatic decrease in revenues during the third quarter of 2010 was due primarily to the drop in our orders from our major customer, Shanghai Xin Dian. We believe the reduction is temporary and the order quantities will be back to normal due to our positive working relationship with Shanghai Xin Dian.

For the nine months ended September 30, 2010 and 2009, we had revenues of $6,987,150 and $9,764,023, respectively, of which $6,169,363 from sales of products and $817,787 from services rendered during the nine months ended September 30, 2010, compared to $9,390,338 from sales of products and $373,685 from services rendered for the same period ended September 30, 2009.

Our revenues were derived from logistic services and import / export business. As discussed in our footnotes to our consolidated financial statements, we are bearing the risk of customer concentration. We significantly rely on the orders from one or two major customers. If the orders from our major customers decrease, our revenues will be significantly adversely affected.

Income / Loss

We had net loss of $17,672 and $74,226 for the three and nine months ended September 30, 2010, respectively, compared to net loss of $1,128,379 and $1,146,033 for the three and nine months ended September 30, 2009, respectively. The net loss during the three and nine months ended September 30, 2010 was due primarily to insufficient gross profit to cover the increasing selling, general and administrative expenses. The significant amount in operating expenses during the three and nine months ended September 30, 2009 were due primarily to the non-cash consulting expenses, which were $1,026,000 as a result of the issuance of 3,800,000 shares of common stock for the services rendered in 2008 and 2009. The shares were not issued until the third quarter of 2009, using the fair value of our common stock on the grant date, at a market quoted price of $.27.

Expenses

We had operating expenses of $233,256 and $863,526 for the three and nine months ended September 30, 2010, respectively, due to selling, general and administrative activities, compared to the selling, general and administrative expenses of $299,240 and $582,946 for the comparative periods ended September 30, 2009. The decrease by $65,984 for the three months ended September 30, 2010 was due to the decrease in transportation cost as a result of the decreasing orders. The increase by $280,580 for the nine months ended September 30, 2010 was due primarily to the increase in transportation cost. In addition, there were non-cash consulting expenses of $1,026,000 during the three and nine months ended September 30, 2009, which was a result of the issuance of 3,800,000 shares of common stock for the services rendered in 2008 and 2009. The shares were not issued until the third quarter of 2009, using the fair value of our common stock on the grant date, at a market quoted price of $.27.

Cost of Revenues

We had $1,007,140 and $6,164,031 in cost of revenues, or 83.62% and 88.22% of revenues, during the three and nine months ended September 30, 2010, respectively, compared to cost of revenues of $7,330,202 and $9,127,224, or 95.28% and 93.48% of revenues, during the comparable periods ended September 30, 2009.  Cost of sales as a percentage of sales was high in general determined by our business model as a logistic services provider for import/export business. The intensive competition in logistic industry as a result of globalization restricts the growth in our gross margin.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,006,706 and $1,129,554 during the nine months ended September 30, 2010 and 2009, respectively. Positive cash flows from operations during the nine months ended September 30, 2010 were due primarily to the decrease in accounts receivable and inventory in the amount of $3,093,704 and $3,389,279, respectively, partially offset by the decrease in accounts payable in the amount of $6,355,420. Positive cash flows from operation during the nine months ended September 30, 2009 were due primarily to the effective collection of accounts receivable in the amount of $1,153,105, and the decrease in inventory in the amount of $318,342, partially offset by the decrease in accounts payable by $750,840.

Cash flows used in investing activities were $29,821 and $537,672 during the nine months ended September 30, 2010 and 2009, respectively, due primarily to the purchase of property, plant and equipments. In addition, we had short-term investment of $512,278 during the nine months ended September 30, 2009.

Cash flows used in financing activities were $27,505 and $462,116 for the nine months ended September 30, 2010 and 2009, respectively. The negative cash flows in both periods were due to the repayments to a shareholder loan.

Overall, we have funded our cash needs from inception through September 30, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $2,212,203 on hand as of September 30, 2010. Currently, we have enough cash to fund our operations through the end of 2010. This is based on current working capital, cash flows from operation and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2011. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Not applicable for a smaller reporting company.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 4.      REMOVED AND RESERVED

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

CHINA LOGISTICS, INC. (Registrant)

Date: November 15, 2010	By:	/s/ Wanwen Su
Wanwen Su President, Chief Executive Officer, and Chief Financial Officer