Form 10-K
period 2010-12-31
HUTECH21 CO. LTD.
filed 2011-04-15
CIK 830664

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2010

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 001-10559

 HUTECH21 CO. LTD.

(F/K/A CHINA LOGISTICS, INC.)

British Virgin Islands	N/A
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

#201 Daerungtechnotown III

Gasan-Dong

Geumcheon-Gu, Seoul

Korea 153-772

(Address of principal executive offices)

+82 2 2107 7200

(Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock

Par Value: 0.0001

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]                                No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Large accelerated filer	♦
Non-accelerated filer	♦(Do not check if a smaller reporting company)
Accelerated filer	♦
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [  ]                                No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2009 was $8,139,485.

The aggregate market value of the voting stock on April 15, 2011 (consisting of Common Stock, $0.0001 par value per share) held by non-affiliates was approximately $229,606 based upon the most recent sales price ($1.90) for such Common Stock on said date, April 15, 2011. On April 15, 2011, there were 551,265 shares of our Common Stock issued and outstanding, of which approximately 120,845 shares were held by non-affiliates.

Number of shares of preferred stock outstanding as of April 15, 2011: 32,950

Number of shares of common stock outstanding as of April 15, 2011: 551,265

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

(1)

(2)

ITEM 1. BUSINESS

HISTORY

Hutech21 Co. Ltd. (the “Company” or “CLGZF”) was converted from the State of Nevada to British Virgin Island in 2011. The Company was originally incorporated in the State of Nevada on December 23, 1988, formerly known as China Logistics Inc., China International Tourism Holdings, Ltd., Dark Dynamite, Inc., NCI Holdings, Inc., Vector Holding, Inc., and prior to June 26, 2002, Vector Aeromotive Corporation.

On February 17, 2009, the Company entered into a transfer & change of control agreement with Ms. Wanwen Su (“Ms. Su”) and Mr. Ming Lei (“Mr. Lei”), pursuant to which, Ms. Su acquired from Mr. Lei 26,360 shares of preferred stock of the Company and received a “controlling interest” in the Company.

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

On August 10, 2009, the Company changed its corporate name from China International Tourism Holdings, Ltd. to China Logistics Inc. to provide a more accurate description of the Company’s current operations and marketing efforts in the logistic industry. Accordingly, the ticker symbol of the Company’s Common Stock was changed to “CLGZ” and then to "CLGZF" upon completion of our conversion to a British Virgin Islands company.

BUSINESS DESCRIPTION OF THE ISSUER

Since the reverse merger with Chengkai was consummated, we have continued operations of Chengkai, a logistic company specializing in logistical services for car manufacturers, car components, food assortments, chemicals, paper, and machinery in China. Chengkai was incorporated in the PRC on October 19, 2004 as a limited liability company, with registered capital of approximately $1,000,000 as of December 31, 2010. Chengkai is located in Guangzhou City, one of the largest commercial bases in China, and a booming transportation hub with easy access to railroad, highway, and rivers. Chengkai has two logistic centers located in Baiyun Airport and the Huangpu Xingang Port in Guangzhou City, Guangdong Province, China.

CLGZF and our wholly-owned subsidiary Chengkai are hereafter referred to as the “Company” or “we”.

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

(3)

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

*	Purchasing process
*	Services orienting towards foreign purchasers

*	Services for domestic manufacturing purchasers
*	Distribution process

*	Efficient import & export customs declaration
*	Supply-chain financing service

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

*	We automatically collect data in the manufacturing management database.
*	We safely connect the manufacturing management system and accounting management system of the enterprises.

*	We develop customized planning that corresponds to each enterprise.
*	We monitors and analyzes capital flow.

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

(4)

Specialties:

*	Production Logistics
*	Sales Logistics

*	International Logistics

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

*	Production accessories and raw material supply
*	Vendor managed inventory (VMI :Vendor Managed Inventory)

*	Land transportation
*	In-factory logistics

Sales Logistics

The Company provides managerial operations as well as delivery service for product agents, dealers, and department stores.

*	National network transportation
*	Management and operation in the logistics center

*	3C digital product logistics
*	Quality inspection of clothing and textile goods

International Logistics

Through the Company’s talented staff and reliable partnerships, the Company provides international cargo transportation that supports business expansion efforts of clients.

*	International Logistics Business

Below are illustrations of our logistics procedures:

(5)

Receiving Order
Vessel Coordination
Picking up goods
Tracking
Signing
document processing
◇ Document Verification
◇ Data Input
◇ Vehicle Coordination based on quantity
◇ Vehicle condition Inspection
◇ dispatch according to plans
◇ document handover
◇ special requirements
◇ timing and planning
◇ Document Verification
◇ Goods Verification
◇ loading according to requirements
◇ security measures
◇ data input
◇ driver training
◇ Clients contacting
◇ Keeping tracken route
◇ contingency disposal
◇ Object Verification
◇ signing for reception
◇ document transference
◇ filling in quality tracking form
◇ data input
◇ document transference to relevant departments according to requirements
◇ document collection
Operator transportation director
Operator transportation director
Operator carrier
Operator transportation director
Operator deliveryman
Operator transportation director

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

Historically, we have been dependent on financings to fund our development and working capital needs. For the year ended December 31, 2010, we had net loss of $46,648, resulting in our accumulated deficit of $1,114,708 as of December 31, 2010. Accordingly, if we do not develop any new projects, we would have to continue to severely diminish our operations or halt them entirely. The opinion of our auditors contains an explanatory paragraph regarding our ability to continue as a going concern.

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

(6)

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

(7)

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

(8)

Stock Risk Factors

Certain shareholders control a majority voting right.

Our chief executive officer owns 100% of the outstanding shares of our preferred stock, each share of which constitutes twenty-five (25) Common Share votes (subject to adjustment for stock splits, stock dividends, combinations, and the like upon occurrence of such event, if any) in all matters, representing 59.91% of total voting right. Accordingly, he will be able to influence the election of our directors and thereby influence or direct our policies.

No dividends have been paid on our preferred stock and common stock

To date, we have not paid any cash dividends on our preferred stock and common stock. We do not expect to declare or pay dividends on the preferred and common stock in the foreseeable future. In addition, the payment of cash dividends may be limited or prohibited by the terms of any future loan agreements.

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

(9)

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

*	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

*	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

*	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

*	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

*	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

(10)

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. PROPERTIES

Our main office is located at Suite 910, Yi An Plaza, 33 Jian She Liu Road, Guangzhou, People’s Republic of China, which has a total area of 750 square feet. Our office is under a two-year lease agreement with annual rental payment of approximately $8,700. This space is adequate for our present operations. No other businesses operate from this office.

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

ITEM 4. (Removed and Reserved)

(11)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Electronic Over-the-Counter Bulletin Board under the symbol, “CLGZF”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Furthermore, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2010 and 2009 are as follows:

Interim Period	Low	High
Interim Period ended March 31, 2011	$2.10	$2.10

Fiscal 2010
Quarter ended March 31, 2010	$22.00	$22.00
Quarter ended June 30, 2010	$8.00	$8.00
Quarter ended September 30, 2010	$2.40	$2.40
Quarter ended December 31, 2010	$2.00	$2.00

Fiscal 2009
Quarter ended March 31, 2009	$40.00	$40.00
Quarter ended June 30, 2009	$27.00	$27.00
Quarter ended September 30, 2009	$15.00	$15.00
Quarter ended December 31, 2009	$7.00	$7.00

Record Holders

We are authorized to issue 250,000,000 shares of common stock, par value $.0001, and 5,000,000 shares of preferred stock, par value $.01. There are currently 4,502 record holders of our common stock and 1 record holder of our preferred stock.

The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

The holders of the Preferred Stock shall vote with the holders of Common Stock except that each Preferred Share shall constitute twenty-five (25) Common Share votes (subject to adjustment for stock splits, stock dividends, combinations, and the like upon occurrence of such event, if any) in all matters voted on by the members of the Company and shall be further entitled to such voting rights as may be expressly required by law.

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

The holders of Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of any funds legally available therefore, a dividend per share equal to any dividends per share declared on the Common Shares. The right to such dividends on Preferred Shares shall not be cumulative, and no right shall accrue to the holders of such preferred shares by reason of the Board’s failure to pay or declare and set apart dividends thereon.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of Preferred Stock shall be entitled to be paid first out of the assets of the Company available for distribution to holders of the Company’s shares of all classes an amount equal to US$25 per Preferred Share, and no more, before any distribution of assets. If the assets of the Company shall be insufficient to permit the payment in full to the holders of the Preferred Stock of the amounts thus distributable, then the entire assets of the Company available for such distribution shall be distributed ratably among the holders of the Preferred Stock in proportion to the full preferential amount each such holder is otherwise entitled to receive.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(12)

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Sales

We had sales of $8,139,485 for the year ended December 31, 2010, of which $6,949,343 from sales of products and $1,190,142 from services rendered, decreasing by $3,852,775 compared to revenues of $11,992,260 for the year ended December 31, 2009, of which $11,334,256 from sales of products and $658,004 from services rendered. We generated our revenues from import and export trading, services charge on logistics and custom clearance agency. We heavily relied on couple major customers with respect to import and export trading business. The decrease in sales to one major customer caused our total revenues to decline.

(13)

Cost of Sales

We had $7,511,514 and $11,344,960 in cost of sales, or 92.28% and 94.60% of sales revenues, during the years ended December 31, 2010 and 2009, respectively. Cost of sales as a percentage of sales was high in general determined by our business model as a logistic services provider for import/export business. The intensive competition in logistic industry as a result of globalization restricts the growth in our gross margin. The relatively low cost of sales as a percentage of sales in 2010 was due primarily to the increase in our revenues with respect to service charge, which includes cargo fees and agent fees. Compared to import/export business, service charge bears relatively low cost.

Income / Loss

We had net loss of $46,648 and $1,061,366 for the years ended December 31, 2010 and 2009, respectively. The decrease in net loss during the year ended December 31, 2010 was due to the increase in gross profit from services charge. In addition, the selling general and administrative expense decreased by $841,821 compared to selling general and administrative expense of $1,540,081 in 2009.

During the year ended December 31, 2009, we had loss of $126,220 on extinguishment of convertible debt, as a result of the issuance of 7,420 shares of common stock to settle the loan from shareholder of $58,120 and the loan from a third party of $16,000. The shares were valued at the fair value of our common stock on the grant date, or $27 per share. The difference between the fair market value and the conversion price of $10 per share was recognized as loss on extinguishment of convertible debt. No such loss in 2010 was another reason for decrease in net loss in 2010.

Expenses

We had operating expenses of $698,260 and $1,540,081 for the years ended December 31, 2010 and 2009, respectively. The decrease in operating expenses in 2010 was due to no non-cash consulting expense incurred in connection with stock issuance in 2010. During the year ended December 31, 2009, we had non-cash consulting expenses of $1,026,000 as a result of the issuance of 38,000 shares of common stock for the services rendered. The shares were not issued until the third quarter of 2009, using the fair value of our common stock on the grant date, at a market quoted price of $27.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

We had cash flows of $72,817 used in operating activities during the year ended December 31, 2010, compared to cash flows of $1,235,684 provided by operating activities for the year ended December 31, 2009. Negative cash flows from operation in 2010 were due primarily to the increase in other receivables by $941,274, plus decrease in accounts payable by $7,521,861, partially offset by the collection in accounts receivable by $3,455,889, the decrease in inventory by $3,543,137, and the increase in tax payable and other payable in the amount of $468,498 and $422,037, respectively. Positive cash flows from operations during the year ended December 31, 2009 were primarily due to effective collection in accounts receivable in the amount of $3,464,878, plus the increase in accounts payable by $1,083,483, and the increase in others by $321,808, partially offset by the increase in inventory and other receivable, which were $3,136,582 and $133,949, respectively, and the decrease in tax payable by $587,694.

Cash flows used in investing activities were $29,983 and $25,399 for the years ended December 31, 2010 and 2009, respectively, due primarily to the purchase of property and equipment in both years.

We had cash flows of $18,762 and $517,659 used in financing activities for the years ended December 31, 2010 and 2009, respectively, due to the repayments to a shareholder loan in both years.

Overall, we have funded our cash needs from inception through December 31, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $1,137,529 on hand and working capital of $1,189,716 as of December 31, 2010. Currently, we have enough cash to fund our operations for about nine months. This is based on current working capital and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2010. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(14)

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $39,723 in 2010 and $4,053 in 2009. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the financial statements or otherwise stated in this MD&A were as follows:

	2010	2009

Balance sheet items, except for the registered and paid-up capital as of December 31, 2010 and 2009	USD 0.151:RMB 1	USD 0.146:RMB 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2010 and 2009	USD 0.148:RMB 1	USD 0.146:RMB 1

(15)

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2010 and 2009

	For the year ended December 31,
Statements of Operations	2010	2009

Sales	$8,139,485	$11,992,260
Cost of Sales	$7,511,514	$11,344,960
Gross profit	$627,971	$647,300
Operating expenses	$698,260	$1,540,081
(Loss) from operations	$(70,289)	$(892,781)
Other income (expenses)	$33,192	$(160,780)
Net (loss)	$(46,648)	$(1,061,366)
Net loss per common share	$0.01	2.02

Balance Sheet	As of December 31, 2010

Cash	$1,137,529
Total current assets	$3,657,461
Fixed assets, net	$60,051
Total Assets	$3,717,512
Current liabilities	$2,467,745
Commitments and Contingencies	$330
Stockholders’ equity	$1,249,437
Total liabilities and stockholders’ equity	$3,717,512

(16)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Logistics, Inc.

We have audited the accompanying consolidated balance sheets of China Logistics, Inc. and Subsidiary (the “Company”) as of December 31, 2010 and 2009 and related statements of consolidated operations, stockholders’ deficit, comprehensive income and cash flows for the years ending December 31, 2010 and 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Logistics, Inc. and Subsidiary as of December 31, 2010 and 2009 and the results of its operations and its cash flows for years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13, the Company has suffered recurring losses and accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

April 15, 2011

China Logistics, Inc and Subsidiary
Audited Condensed Consolidated Balance Sheets

 As of December 31, 2010 and  2009

ASSETS
	December 31, 2010	December 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$1,137,529	$1,223,829
Accounts receivable,trade	1,022,740	4,418,594
Other receivables	1,113,337	146,524
Inventory	341,797	3,844,655
Prepaid expenses	23,817	290,903
Prepaid VAT tax	18,241	483,068
TOTAL CURRNET ASSETS	3,657,461	10,407,573

FIXED ASSETS
Property, plant, and equipment	79,440	47,319
Accumulated depreciation	(19,389)	(12,082)
NET FIXED ASSETS	60,051	35,237

TOTAL ASSETS	$3,717,512	$10,442,810

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,270,497	$8,690,450
Other payables	547,584	114,355
Other payables-related party	18,778	36,816
Received in advance	622,042	335,076
Tax payable	8,844	9,422
TOTAL CURRENT LIABILITIES	2,467,745	9,186,119

TOTAL LIABILITIES	2,467,745	9,186,119

COMMITMENTS AND CONTINGENCIES
Redeemable preferred stock (par value $.01, 5,000,000 Shares authorized,	330	330
32,950 shares issued and outstanding as of December 31, 2010 and 2009

STOCKHOLDERS' EQUITY
Common stock (par value $.0001, 250,000,000 shares authorized,	55	55
547,868 shares issued and outstanding as of December 31, 2010 and 2009
Additional paid in capital	2,184,304	2,184,304
Statutory reserves	850	850
Accumulated other comprehensive income	178,936	139,213
Retained earnings (deficit)	(1,114,708)	(1,068,060)
TOTAL STOCKHOLDERS' EQUITY	1,249,437	1,256,362

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,717,512	$10,442,810

The accompanying notes are an integral part of these financial statements.

(17)

China Logistics, Inc and Subsidiary

Audited Condensed Consolidated Statements of Operation

For the Years ended December 31, 2010 and 2009

	For the year ended
	December 31, 2010	December 31, 2009

Revenues
Product	$6,949,343	$11,334,256
Services	1,190,142	658,004
	8,139,485	11,992,260

Cost of revenues
Product	6,953,667	11,014,269
Services	557,847	330,691
	7,511,514	11,344,960

Gross profits	627,971	647,300

Operating expenses
Selling general and administrative	$698,260	$1,540,081
(Loss) from operations	(70,289)	(892,781)

Other income (expense)
Finance income (expense)	33,134	(35,409)
(Loss) on extinguishment of convertible debt	—	(126,220)
Non-operating income (expense)	58	849
Total other income (expense)	33,192	(160,780)

Income (Loss) before income taxes	(37,097)	(1,053,561)

Income taxes	9,551	7,805

Net (Loss)	(46,648)	(1,061,366)

Other comprehensive income
Foreign currency translation gain	39,723	4,053

Comprehensive income (loss)	$(6,925)	$(1,057,313)

Weighted average common shares outstanding
Basic	547,868	524,025

(Loss) per common share
Basic	$(0.01)	$(2.02)

The accompanying notes are an integral part of these financial statements.

(18)

China Logistic, Inc. and Subsidiary

Audited Consolidated Statements of Cash Flows

For the years ended December 31, 2010 and 2009

	For the year ended
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(46,649)	$(1,061,366)
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:
Depreciation	6,781	3,731
Stock issuance for service & loan settlement		$1,226,340
Changes in operating assets and liabilities:
Accounts receivable ,trade	3,455,889	3,464,878
Other receivable	(941,274)	(133,949)
Prepaid expense	270,090	23,043
Inventory	3,543,137	(3,136,582)
Accounts payable	(7,521,861)	1,083,483
Tax payable	468,498	(587,694)
Other payable	422,037	31,991
Others	270,535	321,808
NET CASH PROVIDED BY OPERATING ACTIVITIES	(72,817)	1,235,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(29,983)	(25,399)
NET CASH (USED IN) INVESTING ACTIVITIES	(29,983)	(25,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) of due to shareholders'	(18,762)	(517,659)
NET CASH (USED IN) FINANCING ACTIVITIES	(18,762)	(517,659)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	35,262	(94)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,300)	692,532

CASH AND CASH EQUIVALENTS:
Beginning of period	1,223,829	531,297
End of period	$1,137,529	$1,223,829

The accompanying notes are an integral part of these financial statements.

(19)

China Logistic, Inc. and Subsidiary

Audited Consolidated Statement of Stockholders' Equity

For the years ended December 31, 2010 and 2009

			Additional		Accumulated
	Common Stock	paid-in	Statutory	Other	Retained
	Shares	Amount	Capital	Reserve	Comprehensive	Earnings
					Income (loss)		Total
Balances, January 1, 2009	502,448	$50	$957,969	$850	$135,160	$(6,694)	$1,087,335

Stock issued for service	38,000	4	1,025,996				1,026,000
Stock issued for loan settlement	7,420	1	200,339				200,340
Net Income(Loss) for the period						(1,061,366)	(1,061,366)
Other comprehensive income					4,053		4,053
Balances, December 31, 2009	547,868	$55	$2,184,304	$850	$139,213	$(1,068,060)	$1,256,362

Net Income(Loss) for the period						(46,648)	(46,648)
Other comprehensive income					39,723		39,723
Balances, December 31, 2010	547,868	$55	$2,184,304	$850	$178,936	$(1,114,708)	$1,249,437

*The stockholder’s equity  has been retrospectively restated in connection with redomestication (note14)

The accompanying notes are an integral part of these financial statements.

(20)

CHINA LOGISTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010

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

On February 18, 2009, a Plan of Exchange (the “Exchange”) was executed between and among the Company, Chengkai Logistics Co Ltd., a corporation organized under the laws of the Peoples’ Republic of China (“Chengkai”), and the shareholders of Chengkai (“Chengkai Shareholders”). The Exchange was consummated on May 19, 2009, pursuant to which 500,000 (after taking into account the Reverse Split) shares of the Company’s common stock were issued to the stockholder of Chengkai.  Thereafter, Chengkai became the Company’s wholly-owned subsidiary.

Simultaneously, pursuant to a Purchase Agreement, the former president of the Company tendered a cash purchase price of $100 and assumed certain liabilities in exchange for all outstanding shares of Shaanxi Kai Da Lv You Gu Wen You Xian Gong Si, the Company’s wholly-owned subsidiary organized under the laws of the Peoples’ Republic of China ("Kai Da"). As a result of the transactions consummated at the closing, the purchase gave the former president a 'controlling interest' in Kai Da, and Kai Da was no longer a wholly-owned subsidiary of the Company.

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

(21)

CHINA LOGISTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010

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

(22)

CHINA LOGISTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Allowance for doubtful accounts (cont’d)

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

(23)

CHINA LOGISTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

(24)

CHINA LOGISTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Income taxes

The Company accounts for income tax using FASB ASC 740 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. A material related party transaction has been identified in Note 8 in the financial statements.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade and other receivables.  As of December 31, 2010 and 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade and other receivables and maintains an allowance for doubtful accounts of trade and other receivables.

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

(25)

CHINA LOGISTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Fair value of financial instruments

The Company values its financial instruments as required by FASB ASC 825, “Disclosures about Fair Value of Financial Instruments”.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.  The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, advance to a third party, inventories, VAT and income tax recoverable, accounts payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (“FASB”) amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

(26)

CHINA LOGISTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting standards (cont’d)

Fair Value Measurements and Disclosures

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

Variable Interest Entities (VIEs)

In June 2009, the FASB issued authoritative guidance changing the approach to determine a VIE’s primary beneficiary and requiring ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. This guidance also requires additional disclosures about a company’s involvement with VIEs and any significant changes in risk exposure due to that involvement. This guidance was adopted January 1, 2010, and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2010 and 2009 are summarized as follows:

Cash paid during the years ended December 31, 2010 and 2009 for interest and income taxes:

	2010	2009
Income Taxes	$9,551	$37,387
Interest	$24,217	$-0-

4.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that the allowances for doubtful accounts of $5,139 and $22,204 were required as of December 31, 2010 and 2009, respectively.

	As of December 31,
	2010	2009

Accounts receivable, gross	1,027,879	4,440,798
Less: allowance for doubtful accounts	(5,139)	(22,204)
Accounts receivable, net	$ 1,022,740	$ 4,418,594

5.	INVENTORIES
	As of December 31,
	2010	2009

Inventory , net	$ 341,797	$ 3,844,655

There was no provision for obsolete inventories recorded by the Company as of December 31, 2010 and 2009, respectively.

(27)

CHINA LOGISTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010

6. OTHER RECEIVABLE

As of December 31, 2010 and 2009, the Company had other receivable of $1,113,337 and $146,524, respectively, consisted of the following:

	As of December 31,
	2010	2009

Export taxes refund	196,997	101,567
Deposits in customs	887,740
Others	28,600	44,957
	$1,113,337	$146,524

7. PREPAYMENT

As of December 31, 2010 and 2009, the Company had prepayment of $23,817 and $290,903, respectively, consisted of the following:

	As of December 31,
	2010	2009

Supplier A	21,108	17,771
Supplier B	-	168,364
Supplier C	-	66,538
Other suppliers	2,709	38,230
	$23,817	$290,903

8. OTHER PAYABLES – RELATED PARTIES

As of December 31, 2010, the Company had other payables of $18,778 to related parties, of which $3,065 payable to a corporation owned by one of the officers of Chengkai, $15,713 payable to the officers of the subsidiary.

9.	RECEIVED IN ADVANCE

As of December 31, 2010, the Company had customer deposits of $622,042, representing payments received for orders not yet shipped. The Company expects to ship these orders in the first quarter of 2011.

10.	PREFERRED STOCK

As of December 31, 2010, the Company had 5,000,000 shares of Preferred Stock authorized, par value $.01, of which 32,950 shares issued and outstanding. The outstanding number was restated as if the Redomestication took effect at the beginning of the periods presented (see Note 14).

The Preferred Stock is redeemable. The holders of the Preferred Stock shall vote with the holders of Common Stock except that each Preferred Share shall constitute twenty-five (25) Common Share votes (subject to adjustment for stock splits, stock dividends, combinations, and the like upon occurrence of such event, if any) in all matters voted on by the members of the Company and shall be further entitled to such voting rights as may be expressly required by law.

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

(28)

CHINA LOGISTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010

11. INCOME TAXES (CONT’D)

Utilization of the net operating losses may be subject to certain annual limitations due to changes in control. This may result in the expiration of net operating losses before full utilization.

The Company is subject to income taxes on an entity basis, on income arising in, or derived from the tax jurisdiction in which it is domiciled and operates. The corporate accrued income taxes as of December 31, 2010 and 2009 were $9,551 and $7,805, respectively.

The Company applies SFAS 109, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. The provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2010 and 2009, respectively.

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

(29)

CHINA LOGISTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010

12.	CONCENTRATION AND RISK

(a) Major customers

For the years ended December 31, 2010 and 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

The Company had two customers that comprised 50% and 31% of gross revenue for the year ended December 31, 2010, and one customer that comprised 84% of gross revenue for the year ended December 31, 2009, respectively.

   As of December 31, 2010

Customers		Revenues (gross)			Accounts Receivable
Customer A		$5,160,913	50%		$846,491
Customer B		$3,248,662	31%		$-

	Total:	$8,409,575	81%	Total:	$846,491

  As of December 31, 2009

Customers		Revenues (gross)			Accounts Receivable
Customer A		$10,265,199	84%		$4,329,289

	Total:	$10,265,199	84%	Total:	$4,329,289

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

13.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2010, the Company had an accumulated deficit of $1,114,708. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2011.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

(30)

CHINA LOGISTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010

14.	SUBSEQUENT EVENTS

Change in Control

On January 19, 2011, the Company entered into a Share Purchase Agreement, among the Company, the majority shareholders of the Company and Mr. Taehoan Park (“Mr. Park”), a citizen of the Republic of Korea, pursuant to which, the Company’s shareholders sold an aggregate of 32,950 (3,295,000 pre-conversion) of the Company’s preferred shares, par value $0.01, to Mr. Park, for an aggregate purchase price of $400,000. As a result of the closing, Mr. Park holds 59.91% of the Company’s outstanding capital stock resulting in a change in control of the Company.

Redomestication

On January 21, 2011, the Company filed Articles of Conversion with the State of Nevada, reporting its conversion from Nevada and continuation to the British Virgin Islands (“BVI”), pursuant to which every 100 shares of Preferred Stock, $.01 par value, of NV Corporation issued and outstanding were converted into 1 share of Preferred Stock, $.0001 par value, of BVI Corporation; and every 100 shares of Common Stock, $.0001 par value, of NV Corporation issued and outstanding were converted into 1 share of Common Stock, $.0001 par value, of BVI Corporation (the “Redomestication”).  On February 14, 2011 the Company filed a Certificate of Correction with the State of Nevada to reflect the correct name of the Company as “Hutech21 Co. Ltd.” and registered agent address.

The Redomestication was filed under BVI law, on February 11, 2011, when the Company filed a Certificate of Continuation and a Memorandum and Articles of Association with BVI Registrar of Corporate Affairs. The Redomestication became effective on March 21, 2011 pursuant to the FINRA announcement.

The consolidated statement of stockholders’ equity and the earnings per share numbers in the consolidated financial statements have been restated per FASB 128 paragraph 134, as if the Redomestication took effect at the beginning of the periods presented.

Share Exchange

On April 8, 2011, the Company entered into a share exchange agreement, among the Company, Hutech HongKong Co. Limited, a Hong Kong company (“Hutech HK”), Mr. Taehoan Park, and the Shareholders of Hutech HK, Pursuant to which the Company is to acquire 100% of the issued and outstanding capital stock of Hutech HK in exchange for 66,000,000 shares of the Company’s common stock, par value $0.0001, which shall constitute 99.17% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement.

(31)

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(32)

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(33)

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

Name	Age	Position	Commenced	Resigned
Wanwen Su	38	CEO, President	2/17/2009	1/19/2011
Weiheng Cai	38	Independent Director	2/17/2009	1/19/2011
Yanfen Su	60	Independent Director	2/26/2009	1/19/2011
Taehoan Park	55	CEO, CFO Director	1/19/2011*

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

* Mr. Taehoan Park was appointed to the board effective as of January 19, 2011, the effective date of the resignation of Ms. Wanwen Su as former President, CEO and CFO.

Business Experience and Personal Background

Ms. Wanwen Su graduated from Guangzhou Jinan University with a degree in Accounting. She previously worked as a manager of Burberry Guangzhou. She founded Guangzhou Chengkai Logistics Co. Ltd in 2005. She has experience in marketing and sales of luxury goods and has established herself well in the logistics business

Mr. Weiheng Cai, age 38, has worked as a technical consultant for the past 5 years both independently and for Conceptual Management, Inc., his wholly-owned company. Mr. Cai primarily performs his services from the Peoples Republic of China where he resides. Mr. Cai performs website development services for emerging companies. He has a BS in Business Administration from the University of North Carolina.

Ms. Yanfen Su, 60 years old, graduated from Zhongshan University with a degree in Journalism. She has decades of management experience, and previously worked at Guangzhou Pearl River Group as an Administrative Manager. Ms.Su is currently retired.

Mr. Taehoan Park, age 55, was appointed as the Company’s Chief Executive Officer and Chief Financial Officer, effective as of January 19, 2011, and as the Company’s sole director, effective upon the tenth day following the Company’s mailing of an Information Statement on Schedule 14f-1 to its shareholders. Mr. Park has also served as a director of Park and Associates, Co. Ltd.  Mr. Park holds a master’s degree in electronic engineering from Konkuk University.  He has completed management courses at Yonsei University, IT-AMP training at KAIST ICU, and u-SOC training at Aju University.  Mr. Park worked at the Ministry of Information and Communication in Korea.  He was a Director of Operations at Korea Mobile Telecommunication (SK Telecom), and an Executive Director of Modern Telecom.  Mr. Park currently serves and the President and CEO of Hutech21 Co. Ltd. a Korean company.   Mr. Park has received accolades from the Korean Minister of Information and Communication, the Korean Minister of Commerce, Industry and Energy.  There is no family relationship between Mr. Park and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.  Mr. Park is not, and has not been, a participant in any transaction with the Company that requires disclosure under Item 404(a) of Regulation S-K. There is no family relationship between Mr. Park and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Promoters and Control Persons

These directors may be considered control persons of us within the meaning of the rules promulgated under the Securities Act of 1933, as amended, by virtue of his and her share ownership, his and her ability to influence our activities, and his positions as our officers and directors.

(34)

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

(35)

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2010, 2009, and 2008, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE

Annual Compensation
					Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)		Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Wanwen Su, President, CEO & CFO	2010 2009	---	---	---	---	---	---	---	---
Yanfen Su, Independent Director	2010 2009	---	---	---	---	---	---	---	---
Weiheng Cai, Independent Director	2010 2009	---	---	---	---	---	---	---	---

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth the ownership, as of April 15, 2011, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Preferred Stock(2)
Taehoan Park 206-502 Hyundai Entertainer APT, 685-70 Guro-dong, Guro-gu, Seoul, Korea	32,950	100%

All directors and executive officers as a group (1 person)	32,950	100%

(1)           Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.

(2)           Based on 32,950 shares of Preferred Stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(2)
Ms. Wanwen Su Rm 910 Yi An Guang Chang N0 33 Jian She Liu Ma Lu Guangzhou, China	330,420	59.94%
Yanxiong Ma Rm 204,C1 Jin Gui Yuan, No.1000 Jie Fang Bei Road Guangzhou, P.R. China	100,000	18.14%

All directors and executive officers as a group (1 person)	0	0%

(1)           Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.

(2)           Based on 551,265 shares of Common Stock issued and outstanding.

On January 19, 2011, the Company entered into a Share Purchase Agreement, among the Company, the majority shareholders of the Company and Mr. Taehoan Park (“Mr. Park”), a citizen of the Republic of Korea, pursuant to which, the Company’s shareholders sold an aggregate of 32,950 (3,295,000 pre-conversion) of the Company’s preferred shares, par value $0.01, to Mr. Park, for an aggregate purchase price of $400,000. As a result of the closing, Mr. Park holds 59.91% of the Company’s outstanding capital stock resulting in a change in control of the Company.

On January 21, 2011, the Company filed Articles of Conversion with the State of Nevada, reporting its conversion from Nevada and continuation to the British Virgin Islands (“BVI”), pursuant to which every 100 shares of Preferred Stock, $.01 par value, of NV Corporation issued and outstanding were converted into 1 share of Preferred Stock, $.0001 par value, of BVI Corporation; and every 100 shares of Common Stock, $.0001 par value, of NV Corporation issued and outstanding were converted into 1 share of Common Stock, $.0001 par value, of BVI Corporation (the “Redomestication”).  On February 14, 2011 the Company filed a Certificate of Correction with the State of Nevada to reflect the correct name of the Company as “Hutech21 Co. Ltd.” and registered agent address.

The Redomestication was filed under BVI law, on February 11, 2011, when the Company filed a Certificate of Continuation and a Memorandum and Articles of Association with BVI Registrar of Corporate Affairs. The Redomestication and name change took effective on March 21, 2011 per FINRA announcement.

(36)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed aforementioned, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC (“Lake”) for our audit of the annual financial statements for the years ended December 31, 2010 and 2009. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2010		2009
	Lake		Lake

Audit Fees (1)	$32,500	(2)	$27,500	(3)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$32,500		$27,500

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown in 2010 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2010, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2011.

(3)	The amounts shown in 2009 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2009, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2010.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

(37)

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

(a) On December 31, 2010, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(38)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of China International Tourism Holdings, Ltd. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2010

Statements of Operations - for the years ended December 31, 2010 and 2009

Statements of Cash Flows - for the years ended December 31, 2010 and 2009

Statements of Stockholders’ Equity - for the years ended December 31, 2010 and 2009

Notes to Financial Statements

2. Exhibits

14.1.   Code of Ethics

31.1.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32.1.   Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

1. On January 21, 2011, we filed a Current Report on Form 8-K to announce the Share Purchase Agreement between Ms. Su Wan Wen and Mr. Taehoan Park, the change in control of the Company and Redomestication.

2. On February 14, 2011, we filed a Current Report on Form 8-K to correct the name of the Company to “Hutech21 Co., Ltd.”

3. On April 14, 2011, we filed a Current Report on Form 6-K to announce that we entered into a share exchange agreement with Hutech HongKong Co. Limited, a Hong Kong company (“Hutech HK”), Mr. Taehoan Park, and the Shareholders of Hutech HK.

(39)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

CHINA LOGISTICS INC.

Date: April 15, 2011	/s/ Taehoan Park
Taehoan Park
Chief Executive Officer, Chief Financial Officer and Director

(40)

Exhibits

14.1.   Code of Ethics

31.1.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32.1.   Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer